Form 10-Q
period 1996-03-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1996-05-14
CIK 869905

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    --------------------

Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
        ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               MICHIGAN                                  38-2726166
  -------------------------------------            ----------------------
     State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


     100 PROGRESS PLACE, MIDLAND, MICHIGAN                   48640
  --------------------------------------------          -----------------
     (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code    (517) 839-6000
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                         PART I.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                       CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                             March 31,
                                                                1996     December 31,
ASSETS                                                      (Unaudited)      1995
- - ------                                                      -----------  ------------
CURRENT ASSETS:
 Cash and cash equivalents                                  $   118,073  $    163,953
 Restricted cash and cash equivalents                            13,670        13,455
 Accounts receivable                                             66,505        70,496
 Gas inventory                                                    2,515        14,396
 Unamortized property taxes                                      19,349             -
 Prepaid expenses                                                 5,860         1,053
                                                            -----------  ------------
  Total current assets                                          225,972       263,353
                                                            -----------  ------------

PROPERTY, PLANT AND EQUIPMENT:
 Property, plant and equipment                                2,365,446     2,357,881
 Pipeline                                                        21,410        21,410
                                                            -----------  ------------
  Total property, plant and equipment                         2,386,856     2,379,291

 Accumulated depreciation                                      (457,911)     (431,749)
                                                            -----------  ------------
  Net property, plant and equipment                           1,928,945     1,947,542
                                                            -----------  ------------

OTHER ASSETS:
 Restricted non-current cash and cash equivalents               138,566       139,852
 Deferred financing costs, net of accumulated amortization
  of $7,352 and $7,059, respectively                             11,225        11,518
 Materials, supplies and other                                    5,789         4,740
                                                            -----------  ------------
  Total other assets                                            155,580       156,110
                                                            -----------  ------------

TOTAL ASSETS                                                $ 2,310,497  $  2,367,005
                                                            ===========  ============

LIABILITIES AND PARTNERS' EQUITY
- - --------------------------------
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                   $    75,635  $     60,865
 Interest payable                                                44,856        91,840
 Current portion of long-term debt                               75,252        72,190
                                                            -----------  ------------
  Total current liabilities                                     195,743       224,895
                                                            -----------  ------------

NON-CURRENT LIABILITIES:
 Long- term debt                                              1,978,776     2,007,815
 Other                                                              371           335
                                                            -----------  ------------
  Total non-current liabilities                               1,979,147     2,008,150
                                                            -----------  ------------

CONTINGENCIES

TOTAL LIABILITIES                                             2,174,890     2,233,045
                                                            -----------  ------------

PARTNERS' EQUITY                                                135,607       133,960
                                                            -----------  ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $ 2,310,497  $  2,367,005
                                                            ===========  ============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)






                                                 Three Months Ended
                                                      March 31,
                                                 --------------------
                                                    1996       1995
                                                 ---------  ---------
           OPERATING REVENUES:
            Capacity                             $  91,299  $ 100,380
            Electric                                52,112     49,404
            Steam and other                          7,610      7,351
                                                 ---------  ---------

             Total operating revenues              151,021    157,135
                                                 ---------  ---------

           OPERATING EXPENSES:
            Fuel costs                              64,437     57,726
            Depreciation                            26,203     23,428
            Operations                               4,159      3,442
            Maintenance                              4,266      3,082
            Property and single business taxes       6,628      6,699
            Administrative, selling and general      2,229      2,417
                                                 ---------  ---------

             Total operating expenses              107,922     96,794
                                                 ---------  ---------

           OPERATING INCOME                         43,099     60,341
                                                 ---------  ---------

           OTHER INCOME (EXPENSE):
            Interest and other income                3,756      3,517
            Interest expense                       (45,208)   (46,717)
                                                 ---------  ---------

             Total other income (expense), net     (41,452)   (43,200)
                                                 ---------  ---------

           NET INCOME                            $   1,647  $  17,141
                                                 =========  =========












   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)





                                              Three Months Ended
                                                March 31, 1996
                                        ------------------------------
                                          General    Limited
                                         Partners   Partners     Total
                                        ---------  ---------  --------

          BALANCE, BEGINNING OF PERIOD   $105,264    $28,696  $133,960


          Net income                        1,434        213     1,647

                                         --------    -------  --------

          BALANCE, END OF PERIOD         $106,698    $28,909  $135,607
                                         ========    =======  ========









   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)



                                                               Three Months Ended
                                                                   March 31,
                                                              --------------------
                                                                 1996       1995
                                                              ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $   1,647  $  17,141

 Adjustments to reconcile net income to net cash used by operating activities

 Depreciation and amortization                                    26,496     23,731
 Decrease in accounts receivable                                   3,991        541
 Decrease in gas inventory                                        11,881      5,387
 Increase in unamortized property taxes                          (19,349)   (19,642)
 Increase in prepaid expenses                                     (4,807)    (2,161)
 Increase in materials, supplies and other                        (1,049)    (1,401)
 Increase in accounts payable and accrued liabilities             14,770      4,068
 Decrease in interest payable                                    (46,984)   (48,382)
 Increase (decrease) in other non-current liabilities                 36        (64)
                                                               ---------  ---------
  Net cash used by operating activities                          (13,368)   (20,782)
                                                               ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Plant modifications and purchases of plant and equipment         (7,606)    (4,980)
                                                               ---------  ---------
  Net cash used in investing activities                           (7,606)    (4,980)
                                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of financing obligation                               (25,977)   (22,721)
 Decrease in restricted non-current cash and cash equivalents      1,286          9
                                                               ---------  ---------
  Net cash used in financing activities                          (24,691)   (22,712)
                                                               ---------  ---------

NET DECREASE IN CASH, CASH EQUIVALENTS AND
 RESTRICTED CASH -- CURRENT                                      (45,665)   (48,474)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
 AT BEGINNING OF PERIOD                                          177,408    132,980

                                                               ---------  ---------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
 AT END OF PERIOD                                              $ 131,743  $  84,506
                                                               =========  =========









   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes as contained in the Annual Report on Form 10-K for the year ended December 31, 1995 of Midland Cogeneration Venture Limited Partnership ("MCV") which includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Prior period amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of MCV and its wholly owned subsidiaries. All material transactions and balances among entities which comprise MCV have been eliminated in the consolidated financial statements.


(1) THE PARTNERSHIP AND ASSOCIATED RISKS

    MCV was organized to construct, own and operate a combined-cycle, gas-fired cogeneration facility (the "Facility") located in Midland, Michigan. MCV was formed on January 27, 1987, and the Facility entered into commercial operation in 1990.

    In February 1992, MCV acquired the outstanding common stock of PVCO
    Corp., a previously inactive company. MCV and PVCO Corp. entered into a partnership agreement to form MCV Gas Acquisition General Partnership for the purpose of buying and selling natural gas on the spot market and other transactions involving natural gas activities.

    The Facility is designed to provide approximately 1,370 megawatts ("MW") of electricity and a maximum of 1.5 million pounds of process steam per hour. MCV has contracted to supply up to 1,240 MW of electric capacity to Consumers Power Company ("Consumers") for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") beginning in mid-1996, under the Steam Purchase Agreement ("SPA"). Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' ability to honor its obligations under the Power Purchase Agreement ("PPA") with MCV. Sales pursuant to the PPA are expected to account for over 90% of MCV's revenue over the next ten years.

    The Facility is a qualifying cogeneration facility ("QF") certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the three months ended March 31, 1996, the Facility has achieved a Thermal Percentage of 17.7% and a PURPA Efficiency Percentage of 45.1%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that, given projected levels of steam and electricity sales, coupled with continued diligent operating practices, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1996.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


    The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses will consist of the costs of obtaining natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in future fuel costs under new or existing contracts cannot accurately be predicted.


(2) RESTRICTED CASH AND CASH EQUIVALENTS

    Current and non-current restricted cash and cash equivalents consist of the following as of (in thousands):


                                                         March 31,  December 31,
                                                           1996        1995
                                                         ---------  ------------
    Current:
    --------

    Funds restricted for plant modifications              $ 13,670      $ 13,455
                                                          ========      ========
    Non-current:
    ------------
    Funds restricted for rental payments pursuant
      to the Overall Lease Transaction                    $138,225      $139,546

    Funds restricted for management non-qualified plans        341           306
                                                          --------      --------

                                                          $138,566      $139,852
                                                          ========      ========



(3) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following as of (in thousands):


                                                         March 31,  December 31,
                                                           1996         1995
                                                         ---------  ------------

    Accounts payable
      Related parties                                     $ 12,652     $  11,652
      Trade creditors                                       29,250        26,956
    Property and single business taxes                      27,815        13,675
    Other                                                    5,918         8,582
                                                          --------     ---------

    Total                                                 $ 75,635     $  60,865
                                                          ========     =========


                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(4)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):


                                                               March 31,     December 31,
                                                                 1996           1995
                                                             -------------  ------------
     Financing obligation, maturing through 2015,
     effective interest rate of approximately 8.7%,
     payable in semi-annual installments of principal
     and interest, secured by property, plant and equipment  $   2,054,028  $  2,080,005

     Less current portion                                          (75,252)      (72,190)
                                                             -------------  ------------

     Total long-term debt                                    $   1,978,776  $  2,007,815
                                                             =============  ============

     Financing Obligation


     In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements ("Overall Lease Transaction") with a lessor group ("Owner Participants"), related to substantially all of MCV's fixed assets. Proceeds of the financing were used to retire borrowings outstanding under existing loan commitments, make a capital distribution to the Partners and retire a portion of the notes issued by MCV to MEC Development Corporation ("MDC") in connection with the transfer of certain assets by MDC to MCV. In accordance with SFAS No. 98, "Accounting For Leases," the sale and leaseback transaction has been accounted for as a financing arrangement.

     Interest and fees incurred related to long-term debt arrangements during the three months ended March 31, 1996 and 1995 were $44.9 million and $46.4 million, respectively. Interest and fees paid for the three months ended March 31, 1996 and 1995 were $91.9 million and $94.8 million, respectively.


(5)  CONTINGENCIES

     PPA - 25 MW Regulatory Disallowance, Fixed Energy Payments for Deliveries Above the Caps

     On February 23, 1995, the Michigan Public Service Commission ("MPSC") in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its customers with actual revenues it collected that same year), ruled that Consumers could not recover the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to PSCR rates), resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges. In addition, the MPSC ruled in this case that Consumers could not recover approximately $.6 million of fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW. (Consumers has paid into escrow approximately $.4 million of this sum and the balance was paid to MCV.) Consumers and MCV have appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals where the matter is pending. MCV management cannot predict the outcome of this proceeding.

     Under the "regulatory out" provision of the PPA Consumers may, under certain conditions, be relieved of paying energy charges to MCV to the extent the MPSC does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

   payments to MCV below an average rate of 3.77 cents per kWh for available contract capacity as a result of the regulatory disallowance described above. On October 19, 1995, Consumers notified MCV that pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments related to the 25 MW disallowed by the MPSC described above. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate escrowing of funds, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. As of March 31, 1996, MCV has not recognized as operating revenues approximately $2.4 million for amounts placed in escrow and the potential refund. Currently, Consumers is escrowing approximately $78,000 per month in fixed energy charge payments from MCV due to this issue.

   In addition, as part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC, on August 18, 1994, ruled that for 1994 Consumers would not be permitted to recover fixed energy costs during off-peak hours for energy delivered above the availability "caps" contained in the Settlement Order and below 915 MW. MCV believes the MPSC order on this issue is erroneous and has filed an appeal of the MPSC decision. Other PSCR Plan and Reconciliation Cases for the years 1994 - 1996 are pending before the MPSC at this time. MCV Management cannot predict the outcome of these proceedings. For the first three months of 1996 and the years 1995 and 1994 Consumers has escrowed approximately $.6 million, $.5 million and $.5 million, respectively, of fixed energy charges payable to MCV based on this MPSC ruling and continues escrowing approximately $.2 million per month for this portion of fixed energy charges. MCV has not recognized these amounts as operating revenues.

   Fuel Matters

   MCV has entered into long-term gas transportation arrangements with four U.S. interstate transporters: ANR Pipeline Company, Panhandle Eastern Pipe Line Company, Trunkline Gas Company and Great Lakes Gas Transmission Company ("Great Lakes"). The transportation rates from these transporters are subject to FERC regulation.

   In 1990, Great Lakes expanded its interstate pipeline system to accommodate gas purchases from MCV and other customers. Historically, such capital costs were "rolled-in" to the rate base, thus combining the capital cost of common use facility additions with the cost of existing common use facilities for the purpose of determining the transportation rates to be charged to all system shippers. In 1991, FERC issued an order that rejected rolled-in pricing for the MCV-related expansion costs and, instead, imposed incremental pricing which, for MCV, took effect April 1, 1993. The incremental methodology allocates the capital cost of facility additions solely to the new shippers who will gain access to the expanded facilities. FERC's decision was appealed by MCV and others to the United States Court of Appeals for the District of Columbia Circuit, which held that FERC had failed to adequately explain the adoption of incremental rates and remanded the orders to FERC for reconsideration. On July 26, 1995, FERC issued its Order on Remand reversing its prior order and directed Great Lakes to: (i) implement rolled-in rates prospectively beginning October 1, 1995, for the expansion facilities including those applicable to MCV; and (ii) refund to MCV, subject to FERC approval, the principal amount, excluding interest, paid in excess of rolled-in rates. The estimated economic effect to MCV of this order is twofold. First, annual transportation costs on the Great Lakes system will decrease approximately $7.0 million per year as compared to incremental pricing. Second, the refund to MCV will be approximately $17.5 million which includes a $3.4 million refund for fuel usage during transportation. On April 25, 1996, FERC affirmed its Order on Remand as it pertains to the MCV issues described above ("Order on Rehearing"). The FERC Order on Rehearing is subject to further administrative and judicial processes. On May 2, 1996, FERC granted a motion filed by Great Lakes for clarification of the timing of refunds, surcharges and interest thereon subsequent to October 1, 1995. Management cannot predict the outcome of these processes and has not, at this time, reflected in results of operations any refunds of prior transportation costs. MCV had, from April 1, 1993 to October 1, 1995, reflected in current operating results Great Lakes gas transportation costs associated with incremental pricing.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



   GTG Equipment Problems

   In 1991 and 1992, several gas turbine generators ("GTGs") experienced cracking in the hot gas casing which, in two cases, caused extensive damage to the turbine blades. As a result of the cracking problems, modifications were made on all GTGs and MCV and ABB Power Generation, Inc. ("ABB Power") implemented a program of hot gas casing inspections for all GTGs. During 1994, ABB Power completed an analysis of cracking problems present in two of the modified GTG hot gas casings and determined that additional modifications should be made to the hot gas casings. New hot gas casings which include these modifications were installed on four units during the major GTG inspection program in 1995 and are expected to be installed on the remaining eight units by the first quarter of 1997.

   In January 1996, two additional GTGs experienced severe cracking in the hot gas casing (one of which included the newest hot gas casing modifications), causing extensive damage to the turbine blades and vanes. MCV immediately inspected all of the remaining GTG hot gas casings for evidence of cracking and identified an additional five GTGs which required casing replacements. During the first quarter of 1996, MCV and ABB Power increased the frequency of inspections on these units which resulted in additional scheduled and unscheduled maintenance outages. Extensive analysis and review by MCV and ABB Power has concluded that crack initiation tended to start in high stress areas of the hot gas casing and that pulsations were the key factor in crack propagation in these units. MCV and ABB Power have modified the burner geometry of the affected turbines which has significantly reduced pulsations in the hot gas casings. MCV has also installed additional measuring devices to detect any pulsations which are suspected of accelerating crack propagation. In addition, MCV and ABB Power continue to study whether any modifications are needed in the high stress areas of the hot gas casings. MCV believes that the burner modifications have resolved the pulsation problems and there should be no significant future impacts on plant availability or efficiency, although no assurance can be given that additional equipment problems will not occur.

   MCV will be completing its second round of 800 hour GTG inspections in May 1996. If no additional cracking problems occur during the remainder of this second round of inspections, MCV will increase its GTG inspections to 2000 hours on certain units.

   The cost of casing replacements and modifications is covered by ABB Power (with the exception of insurable events) pursuant to the amended Service Agreement, under which ABB Power is providing hot gas path parts for MCV's twelve gas turbines for the next three series of major GTG inspections which are expected to be completed by the year 2002.

   MCV's insurance carriers continue to monitor and review all the GTG inspection findings. At this time, MCV currently maintains property insurance policies that include the hot gas casing equipment and are in effect through the first quarter of 1997. Failure to maintain insurance is an Event of Default under the Overall Lease Transaction.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(6) PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

    The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at March 31, 1996, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of March 31, 1996 and 1995, and for each of the three month periods ended March 31 (in thousands).






Equity Partner, Type of Partner      Equity                         Related Party Transactions
 and Nature of Related Party        Interest     Interest                 and Agreements                           1996      1995
- - ----------------------------------  -----------  --------  ----------------------------------------------------  --------  --------
CMS Midland, Inc.                   $66,447       49.0%    Power purchase agreement                              $138,521  $145,038
  General Partner; wholly-owned                            Power purchase agreement administrative fees                 6         6
  subsidiary of Consumers Power                            Purchases under gas transportation agreements            2,321     2,296
  Company                                                  Purchases under spot gas agreements                        740       (60)
                                                           Purchases under gas supply agreements                    3,063     2,156
                                                           Gas storage agreement                                      641       641
                                                           Land lease/easement agreements                             150       150
                                                           General construction/service/engineering
                                                            agreement                                                  39        24
                                                           Facilities agreement - transmission line and
                                                             metering facility maintenance                             11         6
                                                           Accounts receivable                                     50,635    49,628
                                                           Accounts payable                                         5,105     3,545
                                                           Gas exchanges                                            2,789     5,277

The Dow Chemical Company             23,158       7.5      Steam and electric power agreement                      12,501    12,096
  Limited Partner                                          Purchases under demineralized water supply
                                                            agreement                                               1,640     1,467
                                                           Rent under office building lease agreement                 114       100
                                                           Accounts receivable                                      2,934     2,672
                                                           Accounts payable                                         1,770     1,551
                                                           Standby and backup fees                                    540       261
                                                           Gas exchanges                                               --         4

Source Midland Limited Partnership   19,167      18.1      Purchases under gas transportation agreements            3,581     2,493
  General Partner; affiliate of                            Purchases under spot gas agreements                      2,735       630
  PanEnergy Corp                                           Accounts receivable                                        507         3
                                                           Accounts payable                                         1,791     1,287
                                                           Gas exchanges                                            2,082       207

Coastal Midland, Inc.                11,500      10.9      Purchases under gas transportation agreements            3,688     5,670
  General Partner; wholly-owned                            Purchases under spot gas agreement                         592     2,008
  subsidiary of The Coastal                                Purchases under gas supply agreement                     1,324       637
  Corporation                                              Gas agency agreement                                       365       198
                                                           Deferred reservation charges under gas purchase
                                                            agreement                                               2,955     1,757
                                                           Accounts receivable                                          9        --
                                                           Accounts payable                                         3,224     3,858
                                                           Gas exchanges                                              633        --

MEI Limited Partnership               9,584      9.1       Gas turbine maintenance and spare parts agreement        7,170     3,966
  General Partner; affiliate of                            Accounts payable                                           390       403
  ASEA Brown Boveri, Inc.

Micogen Limited Partnership           4,792      4.5       (No activity to report)
  Limited Partner; affiliate of
  Fluor Corporation

C-E Midland Energy, Inc.               958        .9       Service Agreement                                          925       861
  Limited Partner; wholly-owned                            Accounts Payable                                           372       193
  subsidiary of Combustion
  Engineering, Inc. which is a
  wholly-owned subsidiary
  of ASEA Brown Boveri, Inc.

Alanna Corporation                       1*      .00001    Note receivable                                              1         1
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation


* Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

      Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1995 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations: Comparison of the three months ended March 31, 1996 and 1995.

Overview

For the first quarter of 1996, MCV recorded net income of $1.6 million as compared with net income of $17.1 million for the first quarter of 1995. The decrease in net income for the first quarter of 1996 as compared to 1995 is primarily the result of a lower available capacity under the PPA due to first quarter 1996 equipment problems as well as higher natural gas prices.

Operating Revenues

The following represents significant operating revenue statistics for the three months ended March 31 (dollars in thousands except average rates):


                                                               1996           1995
                                                          -------------  -------------
Operating Revenues                                          $   151,021     $  157,135

Capacity Revenue                                            $    91,299     $  100,380
 PPA Contract Capacity (MW)                                       1,240          1,240
 PPA Availability                                                  89.3%          99.5%

Electric Revenue                                            $    52,112     $   49,404
 PPA Delivery as a Percentage of Contract Capacity                 84.4%          79.3%
 PPA, Additional PPA and SEPA Electric Deliveries (MW)        2,419,810      2,255,730
 Average PPA Variable Energy Rate ($/MWh)                   $     17.00     $    17.50
 Average PPA Fixed Energy Rate ($/MWh)                      $      3.90     $     3.60

Steam and Other Revenue                                     $     7,610     $    7,351

 Steam Deliveries (Mlbs)                                      1,486,910      1,383,170

For the first quarter of 1996, MCV's operating revenues decreased $6.1 million from the first quarter of 1995 due primarily to lower capacity revenue under the PPA, partially offset by the higher electric revenue generated under the PPA. The capacity revenue reduction of $9.1 million is the result of lower capacity payments under the PPA due to additional scheduled and unscheduled maintenance outages on the hot gas casing equipment during the first quarter of 1996. The increase in 1996 first quarter electric revenue of $2.7 million is primarily the result of

Consumers' decision to increase MCV's electric dispatch in 1996 consistent with the terms of the Proposed Settlement, partially offset by lower variable energy rates.

Operating Expenses

For the first quarter of 1996, MCV's operating expenses were $107.9 million, which includes $64.4 million of fuel costs. During this period, MCV used approximately 23.5 billion cubic feet ("bcf") of natural gas at an average fuel rate of $2.36 per MMBtu. For the first quarter of 1995, operating expenses were $96.8 million, which includes $57.7 million of fuel costs. During this period, MCV used approximately 21.9 bcf of natural gas at an average fuel rate of $2.19 per MMBtu. The increase in fuel costs for the first quarter of 1996 of $6.7 million compared to 1995 is due to an increase in fuel usage resulting from the higher Consumers dispatch level and to an increase in purchases of more expensive long-term gas over short-term gas purchases since there has been a substantial rise in short-term market prices.

For the first quarter of 1996, operating expenses other than fuel costs increased $4.4 million over the first quarter of 1995 due primarily to higher depreciation expense resulting from the amortization of increased payments for hot gas path parts, an allowance for potential insurance claims on the two hot gas casings which experienced severe cracking (and consequent damage to the turbine blades and vanes) and the fees incurred to Dow for two 1996 steam outages. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The decrease in interest expense in the first quarter of 1996 from the first quarter of 1995 is due to a lower principal balance on MCV's financing obligation.

Liquidity and Financial Resources

During the first quarter of 1996 and 1995, net cash used by MCV's operations was $13.4 million and $20.8 million, respectively. The primary use of cash was for the payment of interest and principal on the financing obligation, fuel costs, maintenance costs and other operating expenses. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next nineteen years. During the first quarters of 1996, and 1995, MCV paid the basic rent requirements of $117.8 million and $117.5 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At March 31, 1996, the borrowing base was $48.0 million. The Working Capital Facility term currently extends to August 31, 1996.

MCV did not utilize the Working Capital Facility during the first quarter of 1996. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet working capital shortfalls, primarily during months when rent payments are due. In addition, affiliates of certain MCV Partners have agreed (under certain conditions and for a limited time) to make loans to MCV in an aggregate amount not to exceed $10 million to cover working capital expenses, as appropriate. To date, MCV has not made any borrowings under these agreements with MCV Partners.

Since January 1992, MCV has experienced a reduction in the energy charges it is paid for electricity under the PPA due both to declining coal costs at Consumers' generating plants and Consumers' ability, under the "regulatory out" provisions of the PPA, to withhold fixed energy charges for available but
undelivered energy.   These circumstances have resulted in rent coverage ratios
(as defined in the Overall Lease Transaction) of less than

1.11 to 1.00. If there are continued reductions in energy charges relative to MCV's cost of fuel used in production, there could be a material adverse impact on MCV's ability to make future rental payments out of cash flow from operations. For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of March 31, 1996, there was $215.1 million (which includes $34.1 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

Outlook

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. The following discussion of the outlook for MCV contains certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 (the "Act"), including (without limitation) discussion as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed reflecting MCV's current expectations of the manner in which the various factors discussed therein may affect its business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, and uncertainties could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Accordingly, this "Safe Harbor" Statement contains additional information about such factors relating to the forward-looking statements. There is no assurance that MCV's expectations will be realized or that unexpected events will not have an adverse impact on MCV's business.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plants facilities, natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of the Company is also influenced by economic factors, weather conditions, pricing and transportation of commodities, inflation, among other important factors. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA, and maintenance of the Facility's QF status.

Operating Outlook. Approximately 70% of PPA revenues are capacity payments which are based on the Facility's availability. PPA availability was 98.1% in 1995 and 97.2% in 1994. In future years, PPA availability is expected to decline from the historically high levels as Contract Capacity is sustained at the PPA contractual level of 1240 MW. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbine. MCV expects long-term PPA availability to exceed 90%.

In 1991 and 1992, several GTGs experienced cracking in the hot gas casing which, in two cases, caused extensive damage to the turbine blades. As a result of the cracking problems, modifications were made on all GTGs and MCV and ABB Power implemented a program of hot gas casing inspections for all GTGs. During 1994, ABB Power completed an analysis of cracking problems present in two of the modified GTG hot gas casings and determined that additional modifications should be made to the hot gas casings. New hot gas casings which include these modifications were installed on four units during the major GTG inspection program in 1995 and are expected to be installed on the remaining eight units by the first quarter of 1997.

In January 1996, two additional GTGs experienced severe cracking in the hot gas casing (one of which included the newest hot gas casing modifications), causing extensive damage to the turbine blades and vanes. MCV immediately inspected all of the remaining GTG hot gas casings for evidence of cracking and identified an additional five GTGs which required casing replacements. During the first quarter of 1996, MCV and ABB Power increased the frequency of inspections on these units which resulted in additional scheduled and unscheduled maintenance outages. Extensive analysis and review by MCV and ABB Power has concluded that crack initiation tended to start in high stress areas of the hot gas casing and that pulsations were the key factor in crack propagation in these units. MCV and ABB Power have modified the burner geometry of the affected turbines which has significantly reduced pulsations in the hot gas casings. MCV has also installed additional measuring devices to detect any pulsations which are suspected of accelerating crack propagation. In addition, MCV and ABB Power continue to study whether any modifications are needed in the high stress areas of the hot gas casings. MCV believes that the burner modifications have resolved the pulsation problems and there should be no significant future impacts on plant availability or efficiency, although no assurance can be given that additional equipment problems will not occur.

MCV will be completing its second round of 800 hour GTG inspections in May 1996. If no additional cracking problems occur during the remainder of this second round of inspections, MCV will increase its GTG inspections to 2000 hours on certain units.

The cost of casing replacements and modifications is covered by ABB Power (with the exception of insurable events) pursuant to the amended Service Agreement, under which ABB Power is providing hot gas path parts for MCV's twelve gas turbines for the next three series of major GTG inspections which are expected to be completed by the year 2002.

MCV's insurance carriers continue to monitor and review all the GTG inspection findings. At this time, MCV currently maintains property insurance policies that include the hot gas casing equipment and are in effect through the first quarter of 1997. Failure to maintain insurance is an Event of Default under the Overall Lease Transaction.

Natural Gas. The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses will consist of the costs of obtaining natural gas. Over the last several years additional gas contracts have been entered into or amended, extending the period over which fuel supplies are secured. While MCV will continue to pursue the acquisition of fuel supply beyond the year 2001, MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts.

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through March 1996, the variable energy charge paid to MCV has declined by .21 cents per kWh, while the average variable cost of production, as indicated by the average cost of delivered fuel for the period 1990 - 1995, has risen by $0.05 per MMBtu.

The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the contract prices under which MCV purchases fuel (generally escalated at either the total PPA energy charge or 4% per year). The difference could be further exacerbated in approximately four years as MCV's gas contracts begin to expire if the cost of replacement fuel is materially higher than the prices in the expiring contracts.

Energy Payments Under the PPA. On June 7, 1993, Consumers notified MCV that, based on its interpretation of the 1993 Settlement Order, it would be applying the "regulatory out" provision of the PPA and withholding fixed energy payments on energy delivered during off-peak periods above the "availability caps" but below 915 MW. In the first three months of 1996 and for the years 1995 and 1994 Consumers paid into escrow fixed energy payments of approximately $.6 million, $.5 million and $.5 million, respectively, for energy delivered above the availability caps but below 915 MW. MCV has not recognized these amounts placed in escrow as operating revenues. MCV and Consumers have appealed the MPSC orders denying recovery of the fixed energy charges for energy delivered to Consumers. MCV management cannot predict the outcome of these appeals. (See Part II, Item 1, " Legal Proceedings - MPSC Proceedings Relating to Capacity and Energy Charges.")

On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the 1993 Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to PSCR rates), resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges. In addition, the MPSC ruled in this case that Consumers could not recover approximately $.6 million of fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW. (Consumers has paid into escrow approximately $.4 million of this sum and the balance was paid to MCV). It is likely that the MPSC will apply these types of disallowances in future PSCR cases unless the Michigan Court of Appeals or other court reverses the Order of the MPSC. Consumers and MCV have appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals where the matter is pending. MCV management cannot predict the outcome of this proceeding.

On October 19, 1995, Consumers notified MCV that pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month, to reflect its calculation of fixed energy charge payments related to 25 MW disallowed by the MPSC in Consumers' 1993 Reconciliation Case. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate escrowing of funds, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. As of March 31, 1996, MCV has not recognized as operating revenues approximately $2.4 million for amounts placed in escrow and the potential refund. Currently, Consumers is escrowing approximately $78,000 per month in fixed energy charge payments from MCV due to this issue.

On September 8, 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a proposed settlement agreement entered into between the MPSC staff and Consumers related to three cases: Case No. U-10685, Consumers' electric general rate case; Case No. U-10787, Consumers' request for approval of a special competitive services tariff (Rate SCS); and Case No. U-10754, Consumers' application for approval of revised depreciation rates for electric and common utility plant. MCV is a party to the consolidated proceeding. The settlement agreement proposes approving the jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV contract capacity would be in addition to the 915 MW already approved by the MPSC. Recovery would begin January 1, 1996. The initial average capacity charge recovered would be 2.86 cents per kWh escalating to 3.62 cents per kWh in 2004 and thereafter. On September 22, 1995, MCV filed a position statement not objecting to the proposed settlement agreement, but reserving all of its rights and privileges under the PPA. If the settlement is approved as filed it will likely result in an increase in dispatch under the PPA. Consumers has, in fact, increased MCV's dispatch in 1996 on the expectation that the proposed settlement agreement will be approved. This should have a positive impact on MCV's cash flow and earnings, assuming current gas prices and energy rates continue in effect. Management cannot predict the outcome of this proceeding.

Maintaining QF Status. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. The tests are applied on a calendar year basis. The Facility has achieved the applicable Efficiency Percentage of 42.5% in each year since commercial operation, while in 1995 the Facility achieved an Efficiency Percentage in excess of 45%.

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances.
Such termination would likely lead to a loss of QF status for the Facility. The amounts of steam that Dow is obligated to take under the SEPA are expected to be sufficient to allow the Facility to maintain a Thermal Percentage of 5% (which would require the Facility to achieve the 45% PURPA Efficiency Percentage) but will not be sufficient to allow the Facility to maintain a Thermal Percentage of 15% (which would allow a reduction of the required PURPA efficiency standard to 42.5%). If the Proposed Settlement is approved by the MPSC as filed, energy deliveries under the PPA could exceed 90% of contract capacity. In that event, Dow and DCC steam purchases must average approximately 600,000 lbs/hour in 1996 and beyond for the Facility to achieve a 15% Thermal Percentage. Higher levels of electric energy deliveries will require higher levels of steam purchases in order to achieve a 15% Thermal Percentage.

From 1991 through 1995 Dow steam purchases have averaged 504,236 lbs/hr. Dow steam purchases during the first quarter of 1996 averaged 680,820 lbs/hr reflecting, in part, the relatively high usage of steam related to cold weather. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. Under an agreement signed November 1, 1994, Dow committed to purchase steam for its corporate center which began in October, 1995. MCV believes this will add an annual average of approximately 25,000 to 30,000 lbs/hr in steam sales. MCV has also entered an agreement with DCC in which DCC has committed to purchase steam for its Midland Site beginning in mid 1996, a use MCV believes will add an annual average of approximately 115,000 lbs/hr in steam sales. Thus, MCV believes that if deliveries are made pursuant to the SPA, steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage even if electricity deliveries under the PPA exceed 90% of contract capacity.

MCV believes that, given projected levels of steam and electricity sales, as a result of recent equipment modifications, and through diligent management of the issue, the Facility will be able to maintain QF Certification and should be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. However, no assurance can be given that factors outside MCV's control such as Dow and DCC steam requirements, Consumers' dispatch of the Facility pursuant to the Settlement Order or the Proposed Settlement, extended outage of the Unit 1 steam turbine, major malfunctions of other equipment, or degradation of plant heat rate will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF certification. In 1995 MCV achieved an Efficiency Percentage of 45.2% and an Operating Percentage of 15.7%.

The loss of QF status could, among other things, cause the Facility to lose its right under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements, including the Federal Power Act (under which FERC has authority to establish rates for electricity based upon the seller's cost of service, which may be different than existing contractual rates). If the Facility were to lose its QF status, the Partners of MCV, the Owner Participants, the bank acting as the Owner Trustee and their respective parent companies could become subject to regulation under the Public Utility Holding Company Act of 1935 (under which, among other things, the Securities and Exchange Commission has authority to order divestiture of assets under certain circumstances). The loss of QF status would not, however, entitle Consumers to terminate the PPA. Under the PPA, Consumers is obligated to continue purchasing power from MCV at FERC-approved rates (provided that the FERC-approved rates do not exceed the existing contractual rates) and MCV, not Consumers, is entitled to terminate the PPA (which MCV has covenanted not to do under the Participation Agreements). There can be no assurance that FERC-approved rates would be the same as the rates currently in effect under the PPA. If the FERC-approved rates are materially less than the rates under the PPA, MCV may not have sufficient revenue to make rent payments under the Overall Lease Transaction.

The loss of QF status would constitute an event of default under the Lease (and a corresponding event of default under the Indenture) unless, among other requirements, FERC approves (or accepts for filing) rates under the PPA or other contracts of MCV for the sale of electricity sufficient to meet certain target coverage ratios (as defined in the Overall Lease Transaction).

See Part I, Item 1, "Financial Statements -- Notes 1 and 5 to the Condensed Notes to Unaudited Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

                          PART II.  OTHER INFORMATION


                           Item 1.  Legal Proceedings


MPSC Proceedings Relating to Capacity and Energy Charges

Background. Michigan law requires Consumers to file on an annual basis a "Power Supply Cost Recovery Plan" (the "PSCR Plan") describing, among other things, the anticipated sources of electric power to be purchased during the upcoming year. The PSCR Plan must be filed at least three months before the beginning of the 12-month period covered by the plan. If the MPSC fails to allow or disallows the costs of purchased power in the PSCR Plan by the beginning of the year covered thereby, Consumers may adjust its rates to recover such costs until the MPSC acts. Actual costs are reconciled with the costs billed to customers in a subsequent filing (made by March 31 each year) known as the "Power Supply Cost Reconciliation Proceeding" ("Reconciliation Case"). By law, the MPSC must disallow in the Reconciliation Case any capacity charges associated with power purchases for periods in excess of six months unless the MPSC has previously approved the capacity charge. Under a Michigan statute known as Act 81, once a capacity charge in a contract for a purchase from a QF has been approved by the MPSC, the MPSC may not disallow recovery by the utility of that capacity charge from its customers for a 17-1/2 year period commencing with commercial operation of the QF.

The PPA. The PPA contains a "regulatory out" provision which permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV under the PPA if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA. For the first 17-1/2 years after the Facility's Commercial Operation Date, however, the PPA further provides that Consumers may not reduce the average capacity charge below 3.77 cents per kWh notwithstanding the MPSC's failure to approve either the amount of capacity Consumers has agreed to purchase from MCV under the PPA or the capacity charge specified in the PPA for such purchase.

Energy charges payable by Consumers under the PPA are separate and distinct from the capacity charge in that no 17-1/2 year protection against the exercise of the "regulatory out" provision for energy charges is provided for in the PPA. Although prior approval of energy charges is not required or provided for under Michigan law, the MPSC has asserted the authority to disallow Consumers' recovery of a portion of such energy charges paid to MCV. Any disallowance by the MPSC of Consumers' ability to pass energy charges through to its customers could, pursuant to the "regulatory out" provision of the PPA, result in a reduction or refund of the fixed and variable portions of the energy charge under the PPA.

MPSC Proceedings. In September 1987, in order to comply with the prior approval requirement for contracts exceeding six months and to obtain the benefit of the 17-1/2 year rate protection provided by Michigan law, MCV requested MPSC approval of the 4.15 cents per kWh capacity rate provided for in the PPA. The MPSC hearing held on the request was consolidated with numerous dockets involving other qualifying facility projects, and resulted in a number of MPSC orders. Numerous appeals from the MPSC orders were taken to the Michigan Court of Appeals and the Michigan Supreme Court by parties to the MPSC proceedings, including Consumers and MCV. During the pendency of this matter before the Court of Appeals, Consumers, MPSC staff and other parties negotiated a Revised Settlement Proposal which was submitted to the MPSC for approval.

On March 31, 1993, the MPSC issued an order, effective January 1, 1993 (the "Settlement Order"), which approved with modifications the Revised Settlement Proposal filed by Consumers, the MPSC staff and ten small power and cogeneration developers. Although MCV was not a party to the Revised
Settlement Proposal, the MPSC staff required that MCV file a letter of non-objection to the Revised Settlement Proposal. The Settlement Order addressed the amount Consumers could recover from its electric customers for the costs of capacity and energy purchased by it from MCV. Generally, the Settlement Order approved cost recovery of 915 MW of MCV capacity subject to certain "availability caps" associated with on-peak and off-peak periods of time each day and recovery of energy payments based on coal proxy prices (the formula in the PPA). However, instead of capacity and fixed energy payments being based on "availability" as provided in the PPA, the Settlement Order provided for recovery of such payments on an energy "delivered" basis. The MPSC did not order that the PPA be modified to conform with the cost recovery approved in the Settlement Order. However, the MPSC found that since the capacity charges approved for recovery under the PPA would not be reflected in the PPA, approval for the purposes of Act 81 could not be extended to those capacity charges. The MPSC did indicate in its order, however, that its Settlement Order would be implemented for rate-making purposes in the PSCR Plan and Reconciliation Case for 1993 and was intended to be applied in subsequent years if the MPSC deemed it to be appropriate. Petitions for Rehearing of the Settlement Order filed with the MPSC by opponents to the Revised Settlement Proposal, including the Michigan Attorney General, were denied by the MPSC in May 1993. In accordance with the provisions of the Settlement Order, in August 1993 Consumers and MCV withdrew their remaining appeals relating to MCV cost recovery issues (from 1990, 1991 and 1992 PSCR Reconciliation Cases) pending before the Michigan Court of Appeals and the Michigan Supreme Court. An appeal of the Settlement Order has been filed with the Michigan Court of Appeals by a group representing some of Consumers' industrial customers and by the Michigan Attorney General ("Appellants"). On March 19, 1996, the Court of Appeals issued a decision which affirmed the Settlement Order. The Appellants did not seek further judicial review of the Court of Appeals' decision and thus the March 19, 1996 decision has become final.

Because the Settlement Order did not approve the capacity charges authorized for recovery in the PPA, and thereby denied the protection provided under Michigan law from reconsideration for a 17-1/2 year period, Consumers' cost recovery relating to purchases from the MCV is subject to annual PSCR reviews.

In connection with a dispute between MCV and Consumers regarding the payment of certain fixed energy charges which stemmed from the Revised Settlement Proposal, on December 10, 1993, Consumers made a written irrevocable offer of relief ("Offer of Relief") to MCV. The Offer of Relief was for the purpose of facilitating the sale of Senior Secured Lease Obligation Bonds, issued in connection with the financing of the Overall Lease Transaction and held by Consumers. Pursuant to the Offer of Relief, which was rendered final and irrevocable on December 28, 1993, Consumers committed to pay MCV the fixed energy charges on all energy delivered by MCV from the block of contract capacity above 915 MW. Consumers did not commit to pay MCV for fixed energy charges on energy delivered above the "caps" established in the Settlement Order up to 915 MW. The Offer of Relief represented a "floor" for the arbitration of said dispute below which payments to MCV of fixed energy charges in dispute could not fall. Consumers would schedule deliveries of this energy in accordance with the provisions of the PPA. This unilateral commitment, which became effective as of January 1, 1993, to pay fixed energy charges on delivered energy from the block of contract capacity above 915 MW will expire on September 15, 2007. This commitment will continue to apply even if the Settlement Order is later amended.

On June 23, 1993, Consumers exercised its rights under the PPA to obtain a determination through arbitration proceedings of whether Consumers could exercise the "regulatory out" provision of the PPA in view of Consumers' acceptance of the Settlement Order. In a Final Order issued on February 16, 1995, the arbitrator ruled that Consumers may withhold the fixed energy charges for available but undelivered energy, as well as for energy delivered between the "caps" contained in the Settlement Order and 915 MW, subject to completion of appellate review in all regulatory and judicial proceedings with respect to the Settlement Order and then pending PSCR cases.

On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the 1993 Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to PSCR rates) resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges. In addition, the MPSC ruled in this case that Consumers could not recover approximately $.6 million of fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW. (Consumers has paid into escrow approximately $.4 million of this sum and the balance was paid to MCV.) Consumers and MCV have appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals where the matter is pending. MCV Management cannot predict the outcome of this proceeding.

On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments related to the 25 MW disallowed by the MPSC described above. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate escrowing of funds, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. Currently, Consumers is escrowing approximately $78,000 per month in fixed energy charge payments from MCV due to this issue.

As part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC, on August 18, 1994, ruled that for 1994 Consumers would not be permitted to recover fixed energy costs during off-peak hours for energy delivered above the availability "caps" contained in the Settlement Order and below 915 MW.
MCV believes the MPSC order on this issue is erroneous and has filed an appeal of the MPSC decision. Other PSCR Plan and Reconciliation Cases for the years 1994 - 1996 are pending before the MPSC at this time. MCV Management cannot predict the outcome of these proceedings. For the first three months of 1996 and the years 1995 and 1994, Consumers has escrowed approximately $.6 million, $.5 million and $.5 million, respectively, of fixed energy charges payable to MCV based on this MPSC ruling and continues escrowing approximately $.2 million per month for this portion of fixed energy charges.

1995 Settlement Proceedings.   On September 8, 1995, Consumers and the MPSC
staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("Proposed Settlement") entered into between the MPSC staff and Consumers related to three cases: Case No. U-10685, Consumers' electric general rate case; Case No. U-10787, Consumers' request for approval of a special competitive services tariff (Rate SCS); and Case No. U-10754, Consumers' application for approval of revised depreciation rates for electric and common utility plant. MCV is a party to the consolidated proceeding. The settlement agreement proposes approving the jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV contract capacity would be in addition to the 915 MW already approved by the MPSC. Recovery would begin January 1, 1996. The initial average capacity charge recovered would be 2.86 cents per kWh escalating to 3.62 cents per kWh in 2004 and thereafter. On September 22, 1995, MCV filed a position statement not objecting to the Proposed Settlement, but reserving all of its rights and privileges under the PPA. If the settlement is approved as filed it will likely result in an increase in MCV's dispatch under the PPA. Consumers has, in fact, increased MCV's dispatch in 1996 consistent with the terms of the Proposed Settlement. Based on current gas prices and energy rates, this should have a positive impact on MCV's cash flow and earnings, assuming current gas prices and energy rates continue in effect. Management cannot predict the outcome of this proceeding.

Great Lakes Pricing of Gas Transportation Costs

In 1990, Great Lakes expanded its interstate pipeline system to accommodate gas purchases from MCV and other customers. Historically, such capital costs were "rolled-in" to the rate base, thus combining the capital cost of common use facility additions with the cost of existing common use facilities for the purpose of determining the transportation rates to be charged to all system shippers. In 1991, FERC issued an order that rejected rolled-in pricing for the MCV-related expansion costs and, instead, imposed incremental pricing which, for MCV, took effect April 1, 1993. The incremental methodology allocates the capital cost of facility additions solely to the new shippers who will gain access to the expanded facilities. FERC's decision was appealed by MCV and others to the United States Court of Appeals for the District of Columbia Circuit, which held that FERC had failed to adequately explain the adoption of incremental rates and remanded the orders to FERC for reconsideration. On July 26, 1995, FERC issued its Order on Remand reversing its prior order and directed Great Lakes to: (i) implement rolled-in rates prospectively beginning October 1, 1995, for the expansion facilities including those applicable to MCV; and (ii) refund to MCV, subject to FERC approval, the principal amount, excluding interest, paid in excess of rolled-in rates. The estimated economic effect to MCV of this order is twofold. First, annual transportation costs on the Great Lakes system will decrease approximately $7.0 million per year as compared to incremental pricing. Second, the refund to MCV will be approximately $17.5 million which includes a $3.4 million refund for fuel usage during transportation. On April 25, 1996, FERC affirmed its Order on Remand as it pertains to the MCV issues described above ("Order on Rehearing"). The FERC Order on Rehearing is subject to further administrative and judicial processes. On May 2, 1996, FERC granted a motion filed by Great Lakes for clarification of the timing of refunds, surcharges and interest thereon subsequent to October 1, 1995. Management cannot predict the outcome of these proceedings. MCV had, from April 1, 1993 to October 1, 1995, reflected in current operating results Great Lakes gas transportation costs associated with incremental pricing.

                   Item 6.  Exhibits and Reports on Form 8-K


a.) List of Exhibits

    (27) Financial Data Schedule


b.) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            MIDLAND COGENERATION VENTURE
                                                  LIMITED PARTNERSHIP
                                       -----------------------------------------
                                                      (Registrant)




Dated:  May 14, 1996                   /s/ James M. Kevra
        -------------                  -----------------------------------------
                                                    James M. Kevra
                                           President and Chief Executive Officer




Dated:  May 14, 1996                   /s/ James M. Rajewski
        -------------                  -----------------------------------------
                                                    James M. Rajewski
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                EXHIBIT INDEX



Exhibit                                               Sequential
Number                                                 Page No.
- - -------                                               ----------
 27                 Financial Data Schedule               25