Form 10-Q
period 1996-06-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1996-08-12
CIK 869905

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    ------------------

Commission file number (Under the Securities Act of 1933) 33-37977


                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MICHIGAN                                          38-2726166
   ------------------------------                           -------------------
   State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)


 100 PROGRESS PLACE, MIDLAND, MICHIGAN                            48640
- - ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code          (517) 839-6000
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                         PART I.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                       CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                        June 30,
                                                          1996      December 31,
ASSETS                                                (Unaudited)       1995
- - ------                                                -----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                           $  189,727    $  163,953
  Restricted cash and cash equivalents                    13,923        13,455
  Accounts receivable                                     74,816        64,021
  Gas inventory                                            6,326        14,396
  Unamortized property taxes                              12,899             -
  Prepaid expenses and other                               4,962         1,053
                                                      ----------    ----------
    Total current assets                                 302,653       256,878
                                                      ----------    ----------
PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment                        2,378,424     2,357,881
  Pipeline                                                21,222        21,410
                                                      ----------    ----------
    Total property, plant and equipment                2,399,646     2,379,291

  Accumulated depreciation                              (483,877)     (431,749)
                                                      ----------    ----------
    Net property, plant and equipment                  1,915,769     1,947,542
                                                      ----------    ----------
OTHER ASSETS:
  Restricted non-current cash and cash equivalents       139,841       139,852
  Deferred financing costs, net of accumulated
    amortization of $7,651 and $7,059, respectively       10,926        11,518
  Materials, supplies and other                            5,789         4,740
                                                      ----------    ----------
    Total other assets                                   156,556       156,110
                                                      ----------    ----------
TOTAL ASSETS                                          $2,374,978    $2,360,530
                                                      ==========    ==========

LIABILITIES AND PARTNERS' EQUITY
- - --------------------------------
CURRENT LIABILITIES:
  Accounts payable, accrued and other liabilities     $   81,073    $   54,390
  Interest payable                                        90,693        91,840
  Current portion of long-term debt                       75,252        72,190
                                                      ----------    ----------
    Total current liabilities                            247,018       218,420
                                                      ----------    ----------
NON-CURRENT LIABILITIES:
  Long-term debt                                       1,978,776     2,007,815
  Other                                                      392           335
                                                      ----------    ----------
    Total non-current liabilities                      1,979,168     2,008,150
                                                      ----------    ----------
CONTINGENCIES

TOTAL LIABILITIES                                      2,226,186     2,226,570
                                                      ----------    ----------
PARTNERS' EQUITY                                         148,792       133,960
                                                      ----------    ----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                $2,374,978    $2,360,530
                                                      ==========    ==========

The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)





                                        Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                        ------------------   ----------------
                                        1996      1995      1996      1995
                                        ----      ----      ----      ----
OPERATING REVENUES:
  Capacity                              $100,275  $ 99,751  $191,574  $200,131
  Electric                                56,052    46,872   108,164    96,276
  Steam and other                          6,647     6,502    14,257    13,853
                                        --------  --------  --------  --------
    Total operating revenues             162,974   153,125   313,995   310,260
                                        --------  --------  --------  --------

OPERATING EXPENSES:
  Fuel costs                              66,287    54,744   130,724   112,470
  Depreciation                            26,166    23,441    52,369    46,869
  Operations                               3,693     3,311     7,852     6,753
  Maintenance                              3,255     3,072     7,521     6,154
  Property and single business
    taxes                                  6,545     6,527    13,173    13,226
  Administrative, selling and
    general                                1,971     2,088     4,200     4,505
                                        --------  --------  --------  --------

    Total operating expenses             107,917    93,183   215,839   189,977
                                        --------  --------  --------  --------

OPERATING INCOME                          55,057    59,942    98,156   120,283
                                        --------  --------  --------  --------
OTHER INCOME (EXPENSE):
  Interest and other income                4,325     4,147     8,081     7,664
  Interest expense                       (46,197)  (47,736)  (91,405)  (94,453)
                                        --------  --------  --------  --------

    Total other income
      (expense), net                     (41,872)  (43,589)  (83,324)  (86,789)
                                        --------  --------  --------  --------

NET INCOME                              $ 13,185  $ 16,353  $ 14,832  $ 33,494
                                        ========  ========  ========  ========





The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)




                                            Six Months Ended
                                              June 30, 1996
                                    ---------------------------------
                                      General    Limited
                                      Partners   Partners     Total
                                    -----------  --------   ---------
BALANCE, BEGINNING OF PERIOD        $ 105,264    $  28,696  $ 133,960


Net income                             12,914        1,918     14,832
                                    ---------    ---------  ---------


BALANCE, END OF PERIOD              $ 118,178    $  30,614  $ 148,792
                                    =========    =========  =========





The accompanying condensed notes are an integral part of this statement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                      Six Months Ended
                                                                          June  30,
                                                                      ----------------
                                                                        1996     1995
                                                                      -------    -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 14,832   $ 33,494

  Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation and amortization                                         52,961     47,482
  Increase in accounts receivable                                      (10,795)      (549)
  Decrease in gas inventory                                              8,070        383
  Increase in unamortized property taxes                               (12,899)   (11,883)
  Increase in prepaid expenses and other                                (3,909)    (1,146)
  Increase in materials, supplies and other                             (1,049)    (1,398)
  Increase in accounts payable, accrued and other liabilities           26,683        661
  Decrease in interest payable                                          (1,147)    (1,002)
  Increase (decrease) in other non-current liabilities                      57        (59)
                                                                      --------   --------
    Net cash provided by operating activities                           72,804     65,983
                                                                      --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant modifications and purchases of plant and equipment             (20,596)   (12,666)
                                                                      --------   --------
    Net cash used in investing activities                              (20,596)   (12,666)
                                                                      --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of financing obligation                                    (25,977)   (22,721)
  Decrease (increase) in restricted non-current cash and
    cash equivalents                                                        11     (1,346)
                                                                      --------   --------
    Net cash used in financing activities                              (25,966)   (24,067)
                                                                      --------   --------

NET INCREASE IN CASH, CASH EQUIVALENTS AND
  RESTRICTED CASH -- CURRENT                                            26,242     29,250

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
  AT BEGINNING OF PERIOD                                               177,408    132,980

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,                --------   --------
  AT END OF PERIOD                                                    $203,650   $162,230
                                                                      ========   ========





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

    The Facility is designed to provide approximately 1,370 megawatts
    ("MW") of electricity and a maximum of 1.5 million pounds of process steam per hour. MCV has contracted to supply up to 1,240 MW of electric capacity to Consumers Power Company ("Consumers") for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") which commenced in July 1996, under the Steam Purchase Agreement ("SPA"). Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' ability to honor its obligations under the Power Purchase Agreement ("PPA") with MCV. Sales pursuant to the PPA are expected to account for over 90% of MCV's revenue over the next ten years.

    The Facility is a qualifying cogeneration facility ("QF") certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the six months ended June 30, 1996, the Facility has achieved a Thermal Percentage of 15.4% and a PURPA Efficiency Percentage of 45.3%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that, given projected levels of steam and electricity sales, coupled with continued diligent operating practices, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1996.

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

    Other Matters

    In March 1995, the Financial Accounting Standards Board issued
    Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets and identifiable intangibles that are used in the operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or information indicates that an impairment might exist. The partnership adopted this standard on January 1, 1996, the adoption of this standard has not had an impact on the financial position or results of operations.

(2) RESTRICTED CASH AND CASH EQUIVALENTS

    Current and non-current restricted cash and cash equivalents consist of the following as of (in thousands):

                                                            June 30,   December 31,
                                                               1996        1995
                                                            --------   ------------
  Current:
  Funds restricted for plant modifications                  $ 13,923   $ 13,455
                                                            ========   ========
  Non-current:
  Funds restricted for rental payments pursuant
   to the Overall Lease Transaction                         $139,478   $139,546

  Funds restricted for management non-qualified plans            363        306
                                                            --------   --------

                                                            $139,841   $139,852
                                                            ========   ========

(3) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                               June 30,    December 31,
                                                 1996         1995
                                               --------    ------------
  Accounts payable
   Related parties                             $16,830     $ 11,652
   Trade creditors                              26,847       26,956
  Property and single business taxes            27,792       13,675
  Other                                          9,604        2,107
                                               -------     --------
  Total                                        $81,073     $ 54,390
                                               =======     ========

               MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
        CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

(4)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):

                                                       June 30,     December 31,
                                                         1996          1995
                                                       --------     ------------

     Financing obligation, maturing through 2015,
     effective interest rate of approximately 8.7%,
     payable in semi-annual installments of principal
     and interest, secured by property, plant and
     equipment                                        $ 2,054,028   $ 2,080,005

     Less current portion                                 (75,252)      (72,190)
                                                      -----------   -----------
     Total long-term debt                             $ 1,978,776   $ 2,007,815
                                                      ===========   ===========


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

     Interest and fees incurred related to long-term debt arrangements during the six months ended June 30, 1996 and 1995 were $90.8 million and $93.8 million, respectively. Interest and fees paid for the six months ended June 30, 1996 and 1995 were $92.0 million and $94.9 million, respectively.


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

     Under the "regulatory out" provision of the PPA Consumers may, under certain conditions, be relieved of paying energy charges to MCV to the extent the MPSC does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity payments to

               MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     MCV below an average rate of 3.77 cents per kWh for available contract capacity as a result of the regulatory disallowance described above. On October 19, 1995, Consumers notified MCV that pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments related to the 25 MW disallowed by the MPSC described above. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate escrowing of funds, if any, at such time as a final and non-appealable order disallowing these recoveries is entered.
     As of June 30, 1996, MCV has not recognized as operating revenues approximately $2.5 million for amounts placed in escrow and the potential refund. Currently, Consumers is escrowing approximately $66,000 per month in fixed energy charge payments from MCV due to this issue.

     In addition, as part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC, on August 18, 1994, ruled that for 1994 Consumers would not be permitted to recover fixed energy costs during off-peak hours for energy delivered above the availability "caps" contained in the Settlement Order and below 915 MW. MCV believes the MPSC order on this issue is erroneous and has filed an appeal of the MPSC decision. Other PSCR Plan and Reconciliation Cases for the years 1994 - 1996 are pending before the MPSC at this time. MCV Management cannot predict the outcome of these proceedings. For the first six months of 1996 and the years 1995 and 1994 Consumers has escrowed approximately $1.3 million, $.5 million and $.5 million, respectively, of fixed energy charges payable to MCV based on this MPSC ruling and continues escrowing approximately $.2 million per month for this portion of fixed energy charges. MCV has not recognized these amounts as operating revenues.

     Fuel Matters

     MCV has entered into long-term gas transportation arrangements with four U.S. interstate transporters: ANR Pipeline Company, Panhandle Eastern Pipe Line Company, Trunkline Gas Company and Great Lakes Gas Transmission Company ("Great Lakes"). The transportation rates from these transporters are subject to FERC regulation.

     In 1990, Great Lakes expanded its interstate pipeline system to accommodate gas purchases from MCV and other customers. Historically, such capital costs were "rolled-in" to the rate base, thus combining the capital cost of common use facility additions with the cost of existing common use facilities for the purpose of determining the transportation rates to be charged to all system shippers. In 1991, FERC issued an order that rejected rolled-in pricing for the MCV-related expansion costs and, instead, imposed incremental pricing which, for MCV, took effect April 1, 1993. The incremental methodology allocates the capital cost of facility additions solely to the new shippers who will gain access to the expanded facilities. FERC's decision was appealed by MCV and others to the United States Court of Appeals for the District of Columbia Circuit, which held that FERC had failed to adequately explain the adoption of incremental rates and remanded the orders to FERC for reconsideration. On July 26, 1995, FERC issued its Order on Remand reversing its prior order and directed Great Lakes to: (i) implement rolled-in rates prospectively beginning October 1, 1995, for the expansion facilities including those applicable to MCV; and (ii) refund to MCV, subject to FERC approval, the principal amount, excluding interest, paid in excess of rolled-in rates. The estimated economic effect to MCV of this order is twofold. First, annual transportation costs on the Great Lakes system will decrease approximately $7.0 million per year as compared to incremental pricing. Second, the refund to MCV will be approximately $17.5 million (excluding interest) which includes a $3.4 million refund for fuel usage during transportation. On April 25, 1996, FERC affirmed its Order on Remand as it pertains to the MCV issues described above ("Order on Rehearing"). On June 3, 1996, FERC granted rehearing for further consideration of its April 25, 1996 order. Rehearing was requested by, among others, MCV for clarification of the timing of refunds, surcharges and interest thereon subsequent to October 1, 1995. On July 31, 1996 FERC clarified its April 25, 1996 order stating that interest on refunds was to commence October 1, 1995 and otherwise denied the relief requested in the petitions for rehearing. The FERC Order on Rehearing and its July 31, 1996 order

               MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
        CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     are subject to further administrative and judicial process and, MCV and others have filed appeals to the United States Court of Appeals for the District of Columbia challenging certain aspects of the Order on Remand. Management cannot predict the outcome of these proceedings and has not, at this time, reflected in results of operations any refunds of prior transportation costs. MCV had, from April 1, 1993 to October 1, 1995, reflected in current operating results Great Lakes gas transportation costs associated with incremental pricing.

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

     In January 1996, two additional GTGs experienced severe cracking in the hot gas casing (one of which included the newest hot gas casing modifications), causing extensive damage to the turbine blades and vanes. MCV immediately inspected all of the remaining GTG hot gas casings for evidence of cracking and identified an additional five GTGs which required casing replacements. During the first quarter of 1996, MCV and ABB Power increased the frequency of inspections on these units which resulted in additional scheduled and unscheduled maintenance outages. Extensive analysis and review by MCV and ABB Power has concluded that crack initiation tended to start in high stress areas of the hot gas casing and that pulsations were the key factor in crack propagation in these units. MCV and ABB Power have modified the burner geometry of the affected turbines which has significantly reduced pulsations in the hot gas casings. MCV has also installed additional measuring devices to detect any pulsations which are suspected of accelerating crack propagation. In addition, MCV and ABB Power continue to study whether any modifications are needed in the high stress areas of the hot gas casings. In May 1996, MCV successfully completed its second round of 800 hour GTG inspections which indicated no additional cracking. Therefore, MCV has increased its GTG inspections to 2000 hours on certain units. MCV believes that the burner modifications have resolved the pulsation problems and there should be no significant future impacts on plant availability or efficiency, although no assurance can be given that additional equipment problems will not occur.

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

               MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(6)  PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at June 30, 1996, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of June 30, 1996 and 1995, and for each of the six month periods ended June 30 (in thousands).


Equity Partner, Type of Partner    Equity                Related Party Transactions
 and Nature of Related Party      Interest    Interest        and Agreements                             1996              1995
- - ------------------------------   --------     --------   ----------------------------                   ------            ------
CMS Midland, Inc.                 $   72,908   49.0%     Power purchase agreement                       $289,909       $  286,908
 General Partner; wholly-owned                           Power purchase agreement administrative fees         12               12
 subsidiary of Consumers Power                           Purchases under gas transportation agreements     4,716            4,627
 Company                                                 Purchases under spot gas agreements               1,498              (10)
                                                         Purchases under gas supply agreements             5,283            3,585
                                                         Gas storage agreement                             1,282            1,282
                                                         Land lease/easement agreements                      300              300
                                                         General construction/service/engineering
                                                          agreement                                           62               41
                                                         Facilities agreement - transmission line and
                                                          metering facility maintenance                       16                9
                                                         Accounts receivable                              50,406           46,576
                                                         Accounts payable                                  5,940            3,355
                                                         Gas exchanges                                     3,208            5,409

The Dow Chemical Company              24,146    7.5      Steam and electric power agreement               24,087           23,353
  Limited Partner                                        Purchases under demineralized water supply
                                                          agreement                                        3,085            2,737
                                                         Rent under office building lease agreement          200              199
                                                         Accounts receivable                               6,264            6,146
                                                         Accounts payable                                  1,305              949
                                                         Standby and backup fees                             758              494

Source Midland Limited Partnership    21,557   18.1      Purchases under gas transportation agreements     7,661            6,406
  General Partner; affiliate of                          Purchases under spot gas agreements               3,044            1,122
  PanEnergy Corp                                         Accounts receivable                                  --                3
                                                         Accounts payable                                  1,345            1,415
                                                         Gas exchanges                                     2,082              207

Coastal Midland, Inc.                 12,934   10.9      Purchases under gas transportation agreements     7,111           11,202
  General Partner; wholly-owned                          Purchases under spot gas agreement                6,796            6,580
  subsidiary of The Coastal                              Purchases under gas supply agreement              2,282            1,280
  Corporation                                            Gas agency agreement                                660              395
                                                         Deferred reservation charges under gas
                                                          purchase agreement                               2,955            1,757
                                                         Accounts receivable                                 631               --
                                                         Accounts payable                                  5,060            5,082
                                                         Gas exchanges                                     3,412            1,123

MEI Limited Partnership               10,779    9.1      Gas turbine maintenance and spare parts
 General Partner; affiliate of                            agreement                                       15,155           11,349
 ASEA Brown Boveri, Inc.                                 Accounts payable                                  1,259              325
                                                         Partner cash withdrawal (including accrued
                                                          interest)**                                      4,173               --

Micogen Limited Partnership            5,389    4.5      Maintenance/Engineering agreement                    --              243
  Limited Partner; affiliate of                          Accounts payable                                     --               14
  Fluor Corporation                                      Computer maintenance software agreement              --               15
                                                         Partner cash withdrawal (including accrued
                                                          interest)**                                      1,874               --

C-E Midland Energy, Inc.               1,078     .9      Service Agreement                                 4,130            1,532
 Limited Partner; wholly-owned                           Accounts Payable                                  1,915              336
 subsidiary of Combustion
 Engineering, Inc. which is a
 wholly-owned subsidiary
 of ASEA Brown Boveri, Inc.

Alanna Corporation                        1*  .00001    Note receivable                                        1                1
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation


* Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.
** In exchange for a letter of credit pursuant to the Participation Agreement.

      Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1995 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations

Operating Revenue Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                     -----------------------   ---------------------
                                                         1996       1995         1996       1995
                                                     ----------  ----------   ----------  ----------
Operating Revenues                                   $  162,974   $  153,125   $  313,995  $   310,260

Capacity Revenue                                     $  100,275   $   99,751   $  191,574  $   200,131
 PPA Contract Capacity (MW)                               1,240        1,240        1,240        1,240
 PPA Availability                                          98.2%        97.7%        93.7%        98.5%

Electric Revenue                                     $   56,052   $   46,872   $  108,164  $    96,276
 Average PPA Variable Energy Rate ($/MWh)            $    17.00   $    17.23   $    17.00  $     17.35
 Average PPA Fixed Energy Rate ($/MWh)               $     4.09   $     4.00   $     4.05  $      3.80
 PPA Delivery as a Percentage of Contract Capacity         91.0%        73.4%        87.7%        76.3%
 PPA and SEPA Electric Deliveries (MW)                2,597,297    2,116,253    5,017,834    4,371,973

Steam and Other Revenue                              $    6,647   $    6,502   $   14,257  $    13,853
 Steam Deliveries (Mlbs)                              1,116,640    1,051,750    2,603,550    2,434,920



Comparison of the Three Months Ended June 30, 1996 and 1995


Overview

For the second quarter of 1996, MCV recorded net income of $13.2 million as compared with net income of $16.4 million for the second quarter of 1995. The decrease in net income for the second quarter of 1996 as compared to 1995 is primarily the result of higher natural gas prices, partially offset by a higher electric dispatch under the PPA.

Operating Revenues

For the second quarter of 1996, MCV's operating revenues increased $9.8 million from the second quarter of 1995 due primarily to higher electric revenue generated under the PPA. The increase in 1996 second quarter electric revenue of $9.2 million is primarily the result of Consumers' decision to increase MCV's electric dispatch in 1996 consistent with the terms of the Proposed Settlement. (See Part II, Item 1, "Legal Proceedings - MPSC Proceedings Relating to Capacity and Energy Charges" for definition of Proposed Settlement.) The capacity revenue increase of $.5 million is the result of higher capacity payments under the PPA due to fewer scheduled and unscheduled maintenance outages of the GTG's during the second quarter of 1996.

Operating Expenses

For the second quarter of 1996, MCV's operating expenses were $107.9 million, which includes $66.3 million of fuel costs. During this period, MCV used approximately 24.3 billion cubic feet ("bcf") of natural gas at an average fuel rate of $2.35 per MMBtu. For the second quarter of 1995, operating expenses were $93.2 million, which includes $54.7 million of fuel costs.
During this period, MCV used approximately 20.3 bcf of natural gas at an average fuel rate of $2.15 per MMBtu. The increase in fuel costs for the second quarter of 1996 of $11.5 million compared to 1995 is due to an increase in fuel usage resulting from the higher Consumers dispatch level and to an increase in natural gas prices in the short-term market.

For the second quarter of 1996, operating expenses other than fuel costs increased $3.2 million over the second quarter of 1995 due primarily to higher depreciation expense resulting from the amortization of increased payments for hot gas path parts and an additional allowance for potential insurance claims on the two hot gas casings which experienced severe cracking during the first quarter of 1996 (and consequent damage to the turbine blades and vanes). Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The decrease in interest expense in the second quarter of 1996 from the second quarter of 1995 is due to a lower principal balance on MCV's financing obligation.

Comparison of the Six Months Ended June 30, 1996 and 1995

Overview

For the first six months of 1996, MCV recorded net income of $14.8 million as compared with net income of $33.5 million for the first six months of 1995.
The decrease in net income for the first six months of 1996 as compared to 1995 is primarily the result of lower available capacity under the PPA due to first quarter 1996 equipment problems, higher natural gas prices and higher depreciation expense.

Operating Revenues

For the first six month of 1996, MCV's operating revenues increased $3.7 million from the first six months of 1995 due primarily to higher electric revenue generated under the PPA, which was partially offset by lower capacity revenue under the PPA. The increase in electric revenue during the first six months of 1996 of $11.9 million is primarily the result of Consumers' decision to increase MCV's electric dispatch in 1996 consistent with the terms of the Proposed Settlement. The capacity revenue reduction of $8.6 million is the result of lower capacity payments under the PPA due to additional scheduled and unscheduled maintenance outages on the hot gas casing equipment during the first quarter of 1996.

Operating Expenses

For the first six months of 1996, MCV's operating expenses were $215.8 million, which includes $130.7 million of fuel costs. During this period, MCV used approximately 47.8 billion cubic feet ("BCF") of natural gas at an average fuel rate of $2.35 per MMBtu. For the first six months of 1995, operating expenses were $190.0 million, which includes $112.5 million of fuel costs. During this period, MCV used approximately 42.2 bcf of natural gas at an average fuel rate of $2.17 per MMBtu. The increase in fuel costs for the first six months of 1996 of $18.2 million compared to 1995 is due to an increase in fuel usage resulting from the higher Consumers dispatch level and to an increase in purchases of more expensive long-term gas over short-term gas purchases since there has been a substantial rise in short-term market prices over the first six months of 1995.

For the first six months of 1996, operating expenses other than fuel costs increased $7.6 million over the first six months of 1995 due primarily to higher depreciation expense resulting from the amortization of increased payments for hot gas path parts and an allowance for potential insurance claims on the two hot gas casings which experienced severe cracking (and consequent damage to the turbine blades and vanes). Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The decrease in interest expense in the first six months of 1996 from the first six months of 1995 is due to a lower principal balance on MCV's financing obligation.

Liquidity and Financial Resources

During the first six months of 1996 and 1995, net cash generated by MCV's operations was $72.8 million and $66.0 million, respectively. The primary use of cash was for the payment of interest and principal on the financing obligation, fuel costs, maintenance costs and other operating expenses. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next nineteen years. During the first six months of 1996, and 1995, MCV paid the basic rent requirements of $117.8 million and $117.5 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At June 30, 1996, the borrowing base was $47.3 million. The Working Capital Facility term currently extends to August 31, 1996 and is expected to be extended beyond that date.

MCV did not utilize the Working Capital Facility during the first six months of 1996. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet working capital shortfalls, primarily during months when rent payments are due. In addition, affiliates of certain MCV Partners have agreed (under certain conditions and for a limited time) to make loans to MCV in an aggregate amount not to exceed $10 million to cover working capital expenses, as appropriate. To date, MCV has not made any borrowings under these agreements with MCV Partners.

Since January 1992, MCV has experienced a reduction in the energy charges it is paid for electricity under the PPA due both to declining coal costs at Consumers' generating plants and Consumers' ability, under the "regulatory out" provisions of the PPA, to withhold fixed energy charges for available but
undelivered energy.   These circumstances have resulted in rent coverage ratios
(as defined in the Overall Lease Transaction) of less than 1.11 to 1.00. If there are continued reductions in energy charges relative to MCV's cost of fuel used in production, there could be a material adverse impact on MCV's ability to make future rental payments out of cash flow from operations. For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service

Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of June 30, 1996, there was $218.4 million (which includes $34.8 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

Outlook

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. The following discussion of the outlook for MCV contains certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 (the "Act"), including (without limitation) discussion as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed reflecting MCV's current expectations of the manner in which the various factors discussed therein may affect its business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Accordingly, this "Safe Harbor" Statement contains additional information about such factors relating to the forward-looking statements. There is no assurance that MCV's expectations will be realized or that unexpected events will not have an adverse impact on MCV's business.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, acquisition and disposal of assets and facilities, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of the Company is also influenced by economic factors, weather conditions, pricing and transportation of commodities, inflation, among other important factors. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

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

MCV and ABB Power have modified the burner geometry of the affected turbines which has significantly reduced pulsations in the hot gas casings. MCV has also installed additional measuring devices to detect any pulsations which are suspected of accelerating crack propagation. In addition, MCV and ABB Power continue to study whether any modifications are needed in the high stress areas of the hot gas casings. In May 1996, MCV successfully completed its second round of 800 hour GTG inspections which indicated no additional cracking. Therefore, MCV has increased its GTG inspections to 2000 hours on certain units. MCV believes that the burner modifications have resolved the pulsation problems and there should be no significant future impacts on plant availability or efficiency, although no assurance can be given that additional equipment problems will not occur.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through June 1996, the energy charge (fixed and variable) paid to MCV has declined by .20 cents per kWh, while the average variable cost of production, as indicated by the average cost of delivered fuel for the period 1990 - 1995, has risen by $0.05 per MMBtu.

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

Energy Payments Under the PPA. On June 7, 1993, Consumers notified MCV that, based on its interpretation of the 1993 Settlement Order, it would be applying the "regulatory out" provision of the PPA and withholding fixed energy payments on energy delivered during off-peak periods above the "availability caps" but below 915 MW. In the first six months of 1996 and for the years 1995 and 1994 Consumers paid into escrow fixed energy payments of approximately $1.3 million, $.5 million and $.5 million, respectively, for energy delivered above the availability caps but below 915 MW. MCV has not recognized these amounts placed in escrow as operating revenues. MCV and Consumers have appealed the MPSC orders denying recovery of the fixed energy charges for energy delivered to Consumers. MCV management cannot predict the outcome of these appeals.
(See Part II, Item 1, " Legal Proceedings - MPSC Proceedings Relating to Capacity and Energy Charges.")

On February 23, 1995, the MPSC applied the Settlement Order (See Part II, Item 1, "Legal Proceedings - MPSC Proceedings Relating to Capacity and Energy Charges" for definition of Settlement Order) to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the 1993 Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to PSCR rates), resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges. In addition, the MPSC ruled in this case that Consumers could not recover approximately $.6 million of fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW. (Consumers has paid into escrow approximately $.4 million of this sum and the balance was paid to
MCV). It is likely that the MPSC will apply these types of disallowances in future PSCR cases unless the Michigan Court of Appeals or other court reverses the Order of the MPSC. Consumers and MCV have appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals where the matter is pending. MCV management cannot predict the outcome of this proceeding.

On October 19, 1995, Consumers notified MCV that pursuant to the
"regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month, to reflect its calculation of fixed energy charge payments related to 25 MW disallowed by the MPSC in Consumers' 1993 Reconciliation Case. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate escrowing of funds, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. As of June 30, 1996, MCV has not recognized as operating revenues approximately $2.5 million for amounts placed in escrow and the potential refund. Currently, Consumers is escrowing approximately $66,000 per month in fixed energy charge payments from MCV due to this issue.

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

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances. Such termination would likely lead to a loss of QF status for the Facility. The amounts of steam that Dow is obligated to take under the SEPA are expected to be sufficient to allow the Facility to maintain a Thermal Percentage of 5% (which would require the Facility to achieve the 45% PURPA Efficiency Percentage) but will not be sufficient to allow the Facility to maintain a Thermal Percentage of 15% (which would allow a reduction of the required PURPA efficiency standard to 42.5%). As a result of Consumers decision to increase MCV's electric dispatch in 1996 consistent with the terms of the Proposed Settlement, energy deliveries under the PPA could exceed 90% of contract capacity for the year 1996. In that event, Dow and DCC steam purchases must average approximately 600,000 lbs/hour in 1996 and beyond for the Facility to achieve a 15% Thermal Percentage. Higher levels of electric energy deliveries will require higher levels of steam purchases in order to achieve a 15% Thermal Percentage.

From 1991 through 1995 Dow steam purchases have averaged 504,236 lbs/hr. Dow steam purchases during the first six months of 1996 averaged 595,914 lbs/hr reflecting, in part, the relatively high usage of steam related to cold weather in the first three months of 1996. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. Under an agreement signed November 1, 1994, Dow committed to purchase steam for its corporate center which began in October, 1995. MCV believes this will add an annual average of approximately 25,000 to 30,000 lbs/hr in steam sales. MCV has also entered an agreement with DCC in which DCC has committed to purchase steam for its Midland site (under which deliveries commenced in July 1996), a use MCV believes will add an annual average of approximately 115,000 lbs/hr in steam sales. Thus, MCV believes steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage even if electricity deliveries under the PPA exceed 90% of contract capacity.

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

On October 19, 1995, Consumers notified MCV that, pursuant to the
"regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments related to the 25 MW disallowed by the MPSC described above. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate escrowing of funds, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. Currently, Consumers is escrowing approximately $66,000 per month in fixed energy charge payments from MCV due to this issue.

As part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC, on August 18, 1994, ruled that for 1994 Consumers would not be permitted to recover fixed energy costs during off-peak hours for energy delivered above the availability "caps" contained in the Settlement Order and below 915 MW.
MCV believes the MPSC order on this issue is erroneous and has filed an appeal of the MPSC decision. Other PSCR Plan and Reconciliation Cases for the years 1994 - 1996 are pending before the MPSC at this time. MCV Management cannot predict the outcome of these proceedings. For the first six months of 1996 and the years 1995 and 1994, Consumers has escrowed approximately $1.3 million, $.5 million and $.5 million, respectively, of fixed energy charges payable to MCV based on this MPSC ruling and continues escrowing approximately $.2 million per month for this portion of fixed energy charges.

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

Great Lakes Pricing of Gas Transportation Costs

In 1990, Great Lakes expanded its interstate pipeline system to accommodate gas purchases from MCV and other customers. Historically, such capital costs were "rolled-in" to the rate base, thus combining the capital cost of common use facility additions with the cost of existing common use facilities for the purpose of determining the transportation rates to be charged to all system shippers. In 1991, FERC issued an order that rejected rolled-in pricing for the MCV-related expansion costs and, instead, imposed incremental pricing which, for MCV, took effect April 1, 1993. The incremental methodology allocates the capital cost of facility additions solely to the new shippers who will gain access to the expanded facilities. FERC's decision was appealed by MCV and others to the United States Court of Appeals for the District of Columbia Circuit, which held that FERC had failed to adequately explain the adoption of incremental rates and remanded the orders to FERC for reconsideration. On July 26, 1995, FERC issued its Order on Remand reversing its prior order and directed Great Lakes to: (i) implement rolled-in rates prospectively beginning October 1, 1995, for the expansion facilities including those applicable to MCV; and (ii) refund to MCV, subject to FERC approval, the principal amount, excluding interest, paid in excess of rolled-in rates. The estimated economic effect to MCV of this order is twofold. First, annual transportation costs on the Great Lakes system will decrease approximately $7.0 million per year as compared to incremental pricing. Second, the refund to MCV will be approximately $17.5 million which (excluding interest) includes a $3.4 million refund for fuel usage during transportation. On April 25, 1996, FERC affirmed its Order on Remand as it pertains to the MCV issues described above ("Order on Rehearing"). On June 3, 1996, FERC granted rehearing for further consideration of its April 25, 1996 order. Rehearing was requested by, among others, MCV for clarification of the timing of refunds, surcharges and interest thereon subsequent to October 1, 1995. On July 31, 1996 FERC clarified its April 25, 1996 order stating that interest on refunds was to commence October 1, 1995 and otherwise denied the relief requested in the petitions for rehearing. The FERC Order on Rehearing and its July 31, 1996 order are subject to further administrative and judicial process and, MCV and others have filed appeals to the United States Court of Appeals for the District of Columbia challenging certain aspects of the Order on Remand. Management cannot predict the outcome of these proceedings. MCV had, from April 1, 1993 to October 1, 1995, reflected in current operating results Great Lakes gas transportation costs associated with incremental pricing.

                   Item 6.  Exhibits and Reports on Form 8-K


a.)  List of Exhibits

     27(a)   Financial Data Schedule (2nd Quarter 1996)
     27(b)   Restated Financial Data Schedule (1st Quarter 1996)

b.)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               MIDLAND COGENERATION VENTURE
                                                    LIMITED PARTNERSHIP
                                           -------------------------------------
                                                       (Registrant)




Dated:     August 12, 1996                 /s/ James M. Kevra
           ---------------                 -------------------------------------
                                                      James M. Kevra
                                           President and Chief Executive Officer




Dated:     August 12, 1996                 /s/ James M. Rajewski
           ---------------                 -------------------------------------
                                                     James M. Rajewski
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit                                                               Sequential
Number                                                                 Page No.
- - -------                                                               ----------
    27(a)      Financial Data Schedule (2nd Quarter 1996)                 25
    27(b)      Restated Financial Data Schedule (1st Quarter 1996)        26