Form 10-Q
period 1996-09-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1996-11-12
CIK 869905

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    -----------------

Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
          --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MICHIGAN                                         38-2726166
------------------------------                    -----------------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)





   100 PROGRESS PLACE, MIDLAND, MICHIGAN                       48640
---------------------------------------------                ------------
   (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (517) 839-6000
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                         PART I.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                       CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                               September 30,
                                                                   1996                  December 31,
ASSETS                                                          (Unaudited)                  1995
------                                                         ----------                ----------
CURRENT ASSETS:
 Cash and cash equivalents                                     $  133,174                $  163,953
 Restricted cash and cash equivalents                              14,052                    13,455
 Accounts receivable                                               64,120                    64,021
 Gas inventory                                                     13,563                    14,396
 Unamortized property taxes                                         5,971                         -
 Prepaid expenses and other                                         4,568                     1,053
                                                               ----------                ----------
  Total current assets                                            235,448                   256,878
                                                               ----------                ----------

PROPERTY, PLANT AND EQUIPMENT:
 Property, plant and equipment                                  2,386,830                 2,357,881
 Pipeline                                                          21,222                    21,410
                                                               ----------                ----------
  Total property, plant and equipment                           2,408,052                 2,379,291

 Accumulated depreciation                                        (509,787)                 (431,749)
                                                               ----------                ----------
  Net property, plant and equipment                             1,898,265                 1,947,542
                                                               ----------                ----------

OTHER ASSETS:
 Restricted non-current cash and cash equivalents                 141,954                   139,852
 Deferred financing costs, net of accumulated amortization
  of $7,938 and $7,059, respectively                               10,639                    11,518
 Materials, supplies and other                                      5,824                     4,740
                                                               ----------                ----------
  Total other assets                                              158,417                   156,110
                                                               ----------                ----------

TOTAL ASSETS                                                   $2,292,130                $2,360,530
                                                               ==========                ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
 Accounts payable, accrued and other liabilities               $   55,430                $   54,390
 Interest payable                                                  43,848                    91,840
 Current portion of long-term debt                                 78,574                    72,190
                                                               ----------                ----------
   Total current liabilities                                      177,852                   218,420
                                                               ----------                ----------

NON-CURRENT LIABILITIES:
 Long-term debt                                                 1,929,241                 2,007,815
 Other                                                                411                       335
                                                               ----------                ----------
   Total non-current liabilities                                1,929,652                 2,008,150
                                                               ----------                ----------

CONTINGENCIES

TOTAL LIABILITIES                                               2,107,504                 2,226,570
                                                               ----------                ----------

PARTNERS' EQUITY                                                  184,626                   133,960
                                                               ----------                ----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                         $2,292,130                $2,360,530
                                                               ==========                ==========


  The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)





                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      -------------------   -------------------
                                        1996       1995       1996       1995
                                      --------   --------   --------   --------
OPERATING REVENUES:
 Capacity                             $101,859   $100,364   $293,433   $300,495
 Electric                               56,821     48,235    164,985    144,511
 Steam and other                         6,594      6,207     20,851     20,060
                                      --------   --------   --------   --------

  Total operating revenues             165,274    154,806    479,269    465,066
                                      --------   --------   --------   --------

OPERATING EXPENSES:
 Fuel costs (Note 5)                    50,061     59,017    180,785    171,487
 Depreciation                           25,915     23,415     78,284     70,284
 Operations                              3,708      3,385     11,560     10,138
 Maintenance                             2,760      2,898     10,281      9,052
 Property and single business taxes      6,480      6,231     19,653     19,457
 Administrative, selling and general     1,849      1,892      6,049      6,397
                                      --------   --------   --------   --------

  Total operating expenses              90,773     96,838    306,612    286,815
                                      --------   --------   --------   --------

OPERATING INCOME                        74,501     57,968    172,657    178,251
                                      --------   --------   --------   --------

OTHER INCOME (EXPENSE):
 Interest and other income (Note 5)      5,539      3,680     13,620     11,344
 Interest expense                      (44,206)   (45,803)  (135,611)  (140,256)
                                      --------   --------   --------   --------

  Total other income (expense), net    (38,667)   (42,123)  (121,991)  (128,912)
                                      --------   --------   --------   --------

NET INCOME                            $ 35,834   $ 15,845   $ 50,666   $ 49,339
                                      ========   ========   ========   ========










   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)





                                   Nine Months Ended
                                   September 30, 1996
                              ----------------------------
                              General    Limited
                              Partners   Partners   Total
                              --------   -------- --------
BALANCE, BEGINNING OF PERIOD  $105,264   $28,696  $133,960


Net income                      44,112     6,554    50,666

                              --------   -------  --------

BALANCE, END OF PERIOD        $149,376   $35,250  $184,626
                              ========   =======  ========









  The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)



                                                                           Nine Months Ended
                                                                             September 30,
                                                                           -------------------
                                                                             1996       1995
                                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                $ 50,666   $ 49,339

 Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation and amortization                                               79,163     71,194
 (Increase) decrease in accounts receivable                                     (99)     4,205
 Decrease (increase) in gas inventory                                           833     (1,638)
 Increase in unamortized property taxes                                      (5,971)    (5,941)
 Increase in prepaid expenses and other                                      (3,515)    (1,275)
 Increase in materials, supplies and other                                   (1,084)    (1,460)
 Increase (decrease) in accounts payable, accrued and other liabilities       1,040    (10,023)
 Decrease in interest payable                                               (47,992)   (49,324)
 Increase (decrease) in other non-current liabilities                            76       (333)
                                                                           --------   --------
  Net cash provided by operating activities                                  73,117     54,744
                                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Plant modifications and purchases of plant and equipment                   (29,007)   (19,717)
                                                                           --------   --------
  Net cash used in investing activities                                     (29,007)   (19,717)
                                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of financing obligation                                          (72,190)   (65,881)
 (Increase) decrease in restricted non-current cash and cash equivalents     (2,102)       323
                                                                           --------   --------
  Net cash used in financing activities                                     (74,292)   (65,558)
                                                                           --------   --------

NET DECREASE IN CASH, CASH EQUIVALENTS AND
 RESTRICTED CASH -- CURRENT                                                 (30,182)   (30,531)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
 AT BEGINNING OF PERIOD                                                     177,408    132,980

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
                                                                           --------   --------
 AT END OF PERIOD                                                          $147,226   $102,449
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

     The Facility is designed to provide approximately 1,370 megawatts ("MW") of electricity and a maximum of 1.5 million pounds of process steam per hour. MCV has contracted to supply up to 1,240 MW of electric capacity to Consumers Power Company ("Consumers") for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") which commenced in July 1996, under the Steam Purchase Agreement ("SPA"). Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' honoring its obligations under the Power Purchase Agreement ("PPA") with MCV. Sales pursuant to the PPA are expected to account for over 90% of MCV's revenue over the next ten years.

     The Facility is a qualifying cogeneration facility ("QF") certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the nine months ended September 30, 1996, the Facility has achieved a Thermal Percentage of 14.5% and a PURPA Efficiency Percentage of 45.4%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that, given projected levels of steam and electricity sales, coupled with continued diligent operating practices, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1996.

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


(2) RESTRICTED CASH AND CASH EQUIVALENTS

    Current and non-current restricted cash and cash equivalents consist of the following as of (in thousands):


                                                      September 30, December 31,
                                                           1996          1995
                                                         --------      --------
    Current:
    -------
    Funds restricted for plant modifications             $ 14,052      $ 13,455
                                                         ========      ========

    Non-current:
    -----------
    Funds restricted for rental payments pursuant
    to the Overall Lease Transaction                     $141,572      $139,546

    Funds restricted for management non-qualified plans       382           306
                                                         --------      --------
                                                         $141,954      $139,852
                                                         ========      ========


(3) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following as of (in thousands):


                                            September 30,  December 31,
                                               1996           1995
                                            -------------  ------------

    Accounts payable
      Related parties                          $14,856       $11,652
      Trade creditors                           24,710        26,956
    Property and single business taxes          13,982        13,675
    Other                                        1,882         2,107
                                               -------       -------

    Total                                      $55,430       $54,390
                                               =======       =======

               MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
        CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


(4) LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):


                                                                    September 30,  December 31,
                                                                        1996           1995
                                                                    -------------  ------------
     Financing obligation, maturing through 2015,
     effective interest rate of approximately 8.7%,
     payable in semi-annual installments of principal
     and interest, secured by property, plant and equipment         $2,007,815       $2,080,005

     Less current portion                                              (78,574)         (72,190)
                                                                    ----------       ----------
     Total long-term debt                                           $1,929,241       $2,007,815
                                                                    ==========       ==========

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

     Interest and fees incurred related to long-term debt arrangements during the nine months ended September 30, 1996 and 1995 were $134.7 million and $139.3 million, respectively. Interest and fees paid for the nine months ended September 30, 1996 and 1995 were $182.8 million and $188.7 million, respectively.


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

     Under the "regulatory out" provision of the PPA Consumers may, under certain conditions, be relieved of paying energy charges to MCV to the extent the MPSC does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity payments to MCV below an average rate of 3.77 cents per kWh for available contract capacity as a result of the regulatory disallowance described above. On October 19, 1995, Consumers notified MCV that pursuant to the "regulatory

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



     out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments related to the 25 MW disallowed by the MPSC described above. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate escrowing of funds, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. As of September 30, 1996, MCV has not recognized as operating revenues approximately $2.7 million for amounts placed in escrow and the potential refund relating to the 25 MW disallowance. Currently, Consumers is escrowing approximately $62,000 per month in fixed energy charge payments from MCV due to this issue.

     Consumers and MCV appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals and on November 1, 1996 the Michigan Court of Appeals affirmed the MPSC's decision which "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers and ruled Consumers could not recover fixed energy charges for energy delivered above the off peak cap of 732 MW. MCV management is currently assessing the prospects of further appeal or review and, at this time, cannot predict if such an appeal will be filed (by MCV, Consumers or any other party) or the outcome of such a proceeding.

     In addition, as part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC, ruled that for 1994 Consumers would not be permitted to recover fixed energy costs during off-peak hours for energy delivered above the availability "caps" contained in the Settlement Order and below 915 MW.
     MCV believes the MPSC order on this issue is erroneous and has filed an appeal of the MPSC decision. Other PSCR Plan and Reconciliation Cases for the years 1994 - 1997 are pending before the MPSC at this time. MCV Management cannot predict the outcome of these proceedings. Consumers has escrowed approximately $2.1 million for the first nine months of 1996 and approximately $1.0 million for the years 1995 and 1994, of fixed energy charges payable to MCV based on this MPSC ruling and continues escrowing approximately $.2 million per month for this portion of fixed energy charges. MCV has not recognized these amounts as operating revenues.

     Fuel Matters

     MCV has entered into long-term gas transportation arrangements with four U.S. interstate transporters: ANR Pipeline Company, Panhandle Eastern Pipe Line Company, Trunkline Gas Company and Great Lakes Gas Transmission Company ("Great Lakes"). The transportation rates from these transporters are subject to FERC regulation.

     In 1990, Great Lakes expanded its interstate pipeline system to accommodate gas purchases from MCV and other customers. Historically, such capital costs were "rolled-in" to the rate base, thus combining the capital cost of common use facility additions with the cost of existing common use facilities for the purpose of determining the transportation rates to be charged to all system shippers. In 1991, FERC issued an order that rejected rolled-in pricing for the MCV-related expansion costs and, instead, imposed incremental pricing which, for MCV, took effect April 1, 1993. The incremental methodology allocates the capital cost of facility additions solely to the new shippers who will gain access to the expanded facilities. FERC's decision was appealed by MCV and others to the United States Court of Appeals for the District of Columbia Circuit, which held that FERC had failed to adequately explain the adoption of incremental rates and remanded the orders to FERC for reconsideration. On July 26, 1995, FERC issued its Order on Remand reversing its prior order and directed Great Lakes to: (i) implement rolled-in rates prospectively beginning October 1, 1995, for the expansion facilities including those applicable to MCV; and (ii) refund to MCV, subject to FERC approval, the principal amount, excluding interest, paid in excess of rolled-in rates. MCV had, from April 1, 1993 to October 1, 1995, reflected in current operating results Great Lakes gas transportation costs associated with incremental pricing. On April 25, 1996, FERC affirmed its Order on Remand as it pertains to the MCV issues described above ("Order on Rehearing").
     On June 3, 1996, FERC granted rehearing for further consideration. Rehearing was requested by, among others, MCV for clarification of the timing of refunds, surcharges and

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



     interest thereon subsequent to October 1, 1995. On July 31, 1996, FERC clarified its April 25, 1996 order stating that interest on refunds was to commence October 1, 1995 and otherwise denied the relief requested in the petitions for rehearing. In August 1996, MCV recognized in its current operating results approximately $19.0 million (which represented $17.6 million in transportation costs included as a reduction in fuel costs and $1.4 million of accrued interest subsequent to October 1, 1995) of the Great Lakes refund. Approximately $6.4 million is attributable to the period January 1, 1995 to September 30, 1995 and approximately $12.6 million is attributable to the period prior to January 1, 1995. As of September 30, 1996, 98% of the refund has been paid to MCV. The FERC Order on Rehearing and its July 31, 1996 order are subject to further administrative and judicial processes and, MCV and others have filed appeals to the United States Court of Appeals for the District of Columbia ("Court of Appeals") challenging certain aspects of the Order on Remand. Management cannot predict the outcome of these proceedings but believes that the likelihood of a reversal by the Court of Appeals of that portion of the FERC Order on Rehearing requiring rolled-in rate treatment is remote.

     GTG Equipment Problems

     In 1991 and 1992, several gas turbine generators ("GTGs") experienced cracking in the hot gas casing which, in two cases, caused extensive damage to the turbine blades. As a result of the cracking problems, modifications were made on all GTGs and MCV and ABB Power Generation, Inc. ("ABB Power") implemented a program of hot gas casing inspections for all GTGs. During 1994, ABB Power completed an analysis of cracking problems present in two of the modified GTG hot gas casings and determined that additional modifications should be made to the hot gas casings. New hot gas casings which include these modifications have been installed on ten of the units and are expected to be installed on the remaining two units by the end of the first quarter of 1997.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)




(6) PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

   The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at September 30, 1996, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of September 30, 1996 and 1995, and for each of the nine month periods ended September 30 (in thousands).





Equity Partner, Type of Partner      Equity                    Related Party Transactions
 and Nature of Related Party        Interest   Interest             and Agreements                             1996      1995
----------------------------------  --------   --------   ----------------------------------------------     --------  --------
CMS Midland, Inc.                   $90,467      49.0%    Power purchase agreement                           $443,498  $430,423
  General Partner; wholly-owned                           Power purchase agreement administrative fees             18        18
  subsidiary of Consumers Power                           Purchases under gas transportation agreements         7,111     6,955
  Company                                                 Purchases under spot gas agreements                   1,948       677
                                                          Purchases under gas supply agreements                 7,349     6,521
                                                          Gas storage agreement                                 1,922     1,922
                                                          Land lease/easement agreements                          450       450
                                                          General construction/service/engineering
                                                             agreement                                            166        96
                                                          Facilities agreement - transmission line and
                                                             metering facility maintenance                         19        13
                                                          Accounts receivable                                  49,987    45,830
                                                          Accounts payable                                      6,693     4,972
                                                          Gas exchanges                                         3,305     6,350
                                                          Prepaid land lease                                       --       150

The Dow Chemical Company             26,834       7.5     Steam and electric power agreement                   35,771    34,643
  Limited Partner                                         Purchases under demineralized water supply
                                                             agreement                                          4,591     4,036
                                                          Rent under office building lease agreement              304       292
                                                          Accounts receivable                                   2,273     2,284
                                                          Accounts payable                                      1,336       993
                                                          Standby and backup fees                                 967       729

Source Midland Limited Partnership   28,052      18.1     Purchases under gas transportation agreements        11,562    10,308
  General Partner; affiliate of                           Purchases under spot gas agreements                   3,313     1,242
  PanEnergy Corp                                          Accounts payable                                      1,387     1,432
                                                          Gas exchanges                                         2,082       204

Coastal Midland, Inc.                16,831      10.9     Purchases under gas transportation agreements***     (6,739)   16,535
  General Partner; wholly-owned                           Purchases under spot gas agreement                   12,161     8,587
  subsidiary of The Coastal                               Purchases under gas supply agreement                  2,872     2,571
  Corporation                                             Gas agency agreement                                    953       656
                                                          Deferred reservation charges under gas purchase
                                                             agreement                                          2,955     1,757
                                                          Accounts receivable                                     455       607
                                                          Accounts payable                                      4,276     4,131
                                                          Gas exchanges                                         4,056     1,866

MEI Limited Partnership              14,026       9.1     Gas turbine maintenance and spare parts agreement    22,297    18,425
  General Partner; affiliate of                           Accounts payable                                         81       296
  ASEA Brown Boveri, Inc.                                 Partner cash withdrawal (including accrued
                                                             interest)**                                        4,229        --
                                                          Accounts receivable                                     210        --

Micogen Limited Partnership           7,013       4.5     Maintenance/Engineering agreement                        --       243
  Limited Partner; affiliate of                           Computer maintenance software agreement                  14        15
  Fluor Corporation                                       Partner cash withdrawal (including accrued
                                                             interest)**                                        1,899        --

C-E Midland Energy, Inc.              1,402        .9     Service Agreement                                     5,167     2,167
  Limited Partner; wholly-owned                           Accounts Payable                                      1,077       329
  subsidiary of Combustion
  Engineering, Inc. which is a
  wholly-owned subsidiary
  of ASEA Brown Boveri, Inc.

Alanna Corporation                       1*     .00001    Note receivable                                           1         1
  Limited Partner; wholly-owned
  Subsidiary of Alanna Holdings
  Corporation



* Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.
** In exchange for a letter of credit pursuant to the Participation Agreement. *** 1996 includes the Great Lakes gas transportation refund of $17.6 million.

      Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1995 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations

Operating Revenue Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):


                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                       -------------------------           -------------------------
                                                          1996          1995                  1996          1995
                                                       ----------     ----------           ----------     ----------
Operating Revenues                                     $  165,274     $  154,806           $  479,269     $  465,066

Capacity Revenue                                       $  101,859     $  100,364           $  293,433     $  300,495
 PPA Contract Capacity (MW)                                 1,240          1,240                1,240          1,240
 PPA Availability                                            98.6%          97.2%                95.4%          98.1%

Electric Revenue                                       $   56,821     $   48,235           $  164,985     $  144,511
 Average PPA Variable Energy Rate ($/MWh)              $    16.97     $    17.07           $    16.99     $    17.26
 Average PPA Fixed Energy Rate ($/MWh)                 $     4.09     $     4.00           $     4.06     $     3.85
 PPA Delivery as a Percentage of Contract Capacity           90.9%          75.1%                88.8%          75.9%
 PPA and SEPA Electric Deliveries (MWh)                 2,632,799      2,193,097            7,649,924      6,565,069

Steam and Other Revenue                                $    6,594     $    6,207           $   20,851     $   20,060
 Steam Deliveries (Mlbs)                                1,104,731        934,890            3,708,281      3,369,810

Comparison of the Three Months Ended September 30, 1996 and 1995

Overview

For the third quarter of 1996, MCV recorded net income of $35.8 million as compared with net income of $15.8 million for the third quarter of 1995. The increase in net income for the third quarter of 1996 as compared to 1995 is primarily the result of the Great Lakes gas transportation refund and higher capacity revenue under the PPA, partially offset by higher depreciation expense and higher natural gas prices.

Operating Revenues


For the third quarter of 1996, MCV's operating revenues increased $10.5 million from the third quarter of 1995 due primarily to higher electric revenue generated under the PPA. The increase in 1996 third quarter electric revenue of

$8.6 million is primarily the result of Consumers' decision to increase MCV's electric dispatch in 1996 consistent with the terms of the Proposed Settlement. (See Part II, Item 1, "Legal Proceedings - MPSC Proceedings Relating to Capacity and Energy Charges" for definition of Proposed Settlement.) The capacity revenue increase of $1.5 million is the result of higher capacity payments under the PPA due to fewer scheduled and unscheduled maintenance outages of the GTG's during the third quarter of 1996.

Operating Expenses

For the third quarter of 1996, MCV's operating expenses were $90.8 million, which includes $50.1 million of fuel costs. The fuel costs for the quarter includes the recognition of the Great Lakes gas transportation refund of approximately $17.6 million (excluding interest). Excluding the Great Lakes refund, fuel costs were $67.7 million in which MCV used approximately 24.6 billion cubic feet ("bcf") of natural gas at an average rate of $2.35 per million British thermal units ("MMBtu"). For the third quarter of 1995, operating expenses were $96.8 million, which includes $59.0 million of fuel costs. During this period, MCV used approximately 20.9 bcf of natural gas at an average fuel rate of $2.28 per MMBtu. The increase in fuel costs of $8.7 million (excluding the Great Lakes refund) for the third quarter of 1996 compared to 1995 is due primarily to the increase in fuel usage resulting from the higher Consumers dispatch level and higher natural gas prices in the short term market. This increase was slightly offset by lower Great Lakes demand charges as a result of implementing rolled-in rates beginning October 1, 1995.

For the third quarter of 1996, operating expenses other than fuel costs increased $2.9 million over the third quarter of 1995 due primarily to higher depreciation expense resulting from the amortization of increased payments for hot gas path parts. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income for the third quarter of 1996 compared to the third quarter of 1995 is due primarily to interest received of approximately $1.4 million on the Great Lakes gas transportation refund.

The decrease in interest expense in the third quarter of 1996 from the third quarter of 1995 is due to a lower principal balance on MCV's financing obligation.

Comparison of the Nine Months Ended September 30, 1996 and 1995

Overview

For the first nine months of 1996, MCV recorded net income of $50.7 million as compared with net income of $49.3 million for the first nine months of 1995. The increase in net income for the first nine months of 1996 as compared to 1995 is primarily the result of the Great Lakes gas transportation refund, partially offset by lower capacity payments under the PPA due to first quarter 1996 equipment problems, higher natural gas prices and higher depreciation expense.

Operating Revenues

For the first nine months of 1996, MCV's operating revenues increased $14.2 million from the first nine months of 1995 due primarily to higher electric revenue generated under the PPA, which was partially offset by lower capacity revenue under the PPA. The increase in electric revenue during the first nine months of 1996 of $20.5 million is primarily the result of Consumers' decision to increase MCV's electric dispatch in 1996 consistent with the terms of the Proposed Settlement. The capacity revenue reduction of $7.1 million is the result of lower capacity payments under the PPA due to additional scheduled and unscheduled maintenance outages on the hot gas casing equipment during the first quarter of 1996.

     Operating Expenses

     For the first nine months of 1996, MCV's operating expenses were $306.6 million, which includes $180.8 million of fuel costs. The year to date fuel costs includes the recognition of the Great Lakes gas transportation refund of approximately $17.6 million (excluding interest). Excluding the Great Lakes refund, fuel costs were $198.4 million in which MCV used approximately 72.3 bcf of natural gas at an average rate of $2.35 per MMBtu. For the first nine months of 1995, operating expenses were $286.8 million, which includes $171.5 million of fuel costs. During this period, MCV used approximately 63.0 bcf of natural gas at an average fuel rate of $2.21 per MMBtu. The increase in fuel costs of $26.9 million (excluding the Great Lakes refund) for the first nine months of 1996 compared to 1995 is due primarily to an increase in fuel usage resulting from the higher Consumers dispatch level and to an increase in purchases of more expensive long-term gas over short-term purchases since there has been a substantial rise in short-term market prices over the first nine months of 1995. This increase was slightly offset by lower Great Lakes demand charges as a result of implementing rolled-in rates beginning October 1, 1995.

     For the first nine months of 1996, operating expenses other than fuel costs increased $10.5 million over the first nine months of 1995 due primarily to higher depreciation expense resulting from the amortization of increased payments for hot gas path parts and an allowance for the insurance claims on the two hot gas casings which experienced severe cracking (and consequent damage to the turbine blades and vanes). Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

     Other Income (Expense)

     The increase in interest and other income for the first nine months of 1996 compared to the first nine months of 1995 is due primarily to interest received of approximately $1.4 million on the Great Lakes gas transportation refund.

     The decrease in interest expense in the first nine months of 1996 from the first nine months of 1995 is due to a lower principal balance on MCV's financing obligation.

     Liquidity and Financial Resources

     During the first nine months of 1996 and 1995, net cash generated by MCV's operations was $73.1 million and $54.7 million, respectively. The primary use of cash was for the payment of interest and principal on the financing obligation, fuel costs, maintenance costs and other operating expenses. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next nineteen years. During the first nine months of 1996, and 1995, MCV paid the basic rent requirements of $254.7 million and $254.4 million, respectively, as required under the Overall Lease Transaction.

     MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At September 30, 1996, the borrowing base was $47.1 million. The Working Capital Facility term currently extends to August 31, 1997.

     MCV did not utilize the Working Capital Facility during the first nine months of 1996, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet working capital shortfalls, primarily during months when rent payments are due. In addition, affiliates of certain MCV Partners have agreed (under certain conditions and for a limited time) to make loans to MCV in an aggregate amount not to exceed $10 million to cover working capital expenses, as appropriate. To date, MCV has not made any borrowings under these agreements with MCV Partners.

     Since January 1992, MCV has experienced a reduction in the energy charges it is paid for electricity under the PPA due both to declining coal costs at Consumers' generating plants and Consumers' ability, under the "regulatory out" provisions of the PPA, to withhold fixed energy charges
     for available but undelivered energy.   These circumstances have resulted
     in rent coverage ratios (as defined in the Overall Lease Transaction) of less than 1.11 to 1.00. If there are continued reductions in energy charges relative to MCV's cost of fuel used in production, there could be a material adverse impact on MCV's ability to make future rental payments out of cash flow from operations. For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of September 30, 1996, there was $221.1 million (which includes $35.3 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

     Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of the Company is also influenced by economic factors, weather conditions, pricing and transportation of commodities, inflation, among other important factors. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

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

     In 1991 and 1992, several GTGs experienced cracking in the hot gas casing which, in two cases, caused extensive damage to the turbine blades. As a result of the cracking problems, modifications were made on all GTGs and MCV and ABB Power implemented a program of hot gas casing inspections for all GTGs. During 1994, ABB Power completed an analysis of cracking problems present in two of the modified GTG hot gas casings and determined that additional modifications should be made to the hot gas casings. New hot gas casings which include these modifications were installed on ten of the units and are expected to be installed on the remaining two units by the end of the first quarter of 1997.

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

     Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through September 1996, the energy charge (fixed and variable) paid to MCV has declined by .20 cents per kWh, while the average variable cost of production, as indicated by the average cost of delivered fuel for the period 1990 - 1995, has risen by $0.05 per MMBtu.

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

     Energy Payments Under the PPA. On June 7, 1993, Consumers notified MCV that, based on its interpretation of the 1993 Settlement Order (see Part II, Item 1, "Legal Proceedings - MPSC Proceedings Relating to Capacity and Energy Charges" for definition of Settlement Order), it would be applying the "regulatory out" provision of the PPA and withholding fixed energy payments on energy delivered during off-peak periods above the "availability caps" but below 915 MW. Consumers has escrowed approximately $2.1 million for the first nine months of 1996 and approximately $1.0 million for the years 1995 and 1994, of fixed energy payments for energy delivered above the availability caps but below 915 MW. MCV has not recognized these amounts placed in escrow as operating revenues. MCV and Consumers have appealed the MPSC orders denying recovery of the fixed energy charges for energy delivered to Consumers. MCV management cannot predict the outcome of these appeals. (See Part II, Item 1, " Legal Proceedings - MPSC Proceedings Relating to Capacity and Energy Charges.")

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

     On October 19, 1995, Consumers notified MCV that pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month, to reflect its calculation of fixed energy charge payments related to 25 MW disallowed by the MPSC and Michigan Court of Appeals in Consumers' 1993 Reconciliation Case. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate escrowing of funds, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. As of September 30, 1996, MCV has not recognized as operating revenues approximately $2.7 million for amounts placed in escrow and the potential refund relating to the 25 MW disallowance. Currently, Consumers is escrowing approximately $62,000 per month in fixed energy charge payments from MCV due to this issue.

     Consumers and MCV appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals and on November 1, 1996 the Michigan Court of Appeals affirmed the MPSC's decision which "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers and ruled Consumers could not recover fixed energy charges for energy delivered above the off peak cap of 732 MW. MCV management is currently assessing the prospects of further appeal or review and, at this time, cannot predict if such an appeal will be filed (by MCV, Consumers or any other party) or the outcome of such a proceeding.

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

     Under an agreement signed November 1, 1994, Dow began purchasing steam for its corporate center in October 1995, which has added an annual average of approximately 22,000 lbs/hr in steam sales. Under an agreement signed November 15, 1995, DCC began purchasing steam for its Midland site in July 1996, a use MCV believes will add an annual average of approximately 115,000 lbs/hr in steam sales. From 1991 through 1995 Dow steam purchases have averaged 504,236 lbs/hr. Dow and DCC steam purchases during the first nine months of 1996 averaged 563,911 lbs/hr reflecting, in part, the steam sales to DCC which began in mid July 1996. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. Thus, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage even if electricity deliveries under the PPA exceed 90% of Contract Capacity.

     MCV believes that, given projected levels of steam and electricity sales, as a result of recent equipment modifications, and through diligent management of the issue, the Facility will be able to maintain QF Certification and should be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. However, no assurance can be given that factors outside MCV's control such as Dow and DCC steam requirements, Consumers' dispatch of the Facility pursuant to the Settlement Order or the Proposed Settlement, extended outage of the Unit 1 steam turbine, major malfunctions of other equipment, or degradation of plant heat rate will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF certification. In 1995, MCV achieved an Efficiency Percentage of 45.2% and an Operating Percentage of 15.7%.

     The loss of QF status could, among other things, cause the Facility to lose its right under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements, including the Federal Power Act (under which FERC has authority to establish rates for electricity, which may be different than existing contractual rates). If the Facility were to lose its QF status, the Partners of MCV, the Owner Participants, the bank acting as the Owner Trustee and their respective parent companies could become subject to regulation under the Public Utility Holding Company Act of 1935 (under which, among other things, the Securities and Exchange Commission has authority to order divestiture of assets under certain circumstances). The loss of QF status would not, however, entitle Consumers to terminate the PPA. Under the PPA, Consumers is obligated to continue purchasing power from MCV at FERC-approved rates (provided that the FERC-approved rates do not exceed the existing contractual rates) and MCV, not Consumers, is entitled to terminate the PPA (which MCV has covenanted not to do under the Participation Agreements). There can be no assurance that FERC-approved rates would be the same as the rates currently in effect under the PPA. If the FERC-approved rates are materially less than the rates under the PPA, MCV may not have sufficient revenue to make rent payments under the Overall Lease Transaction.

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

                          PART II.  OTHER INFORMATION


                           Item 1.  Legal Proceedings


     MPSC Proceedings Relating to Capacity and Energy Charges

     Background. Michigan law requires Consumers to file on an annual basis a "Power Supply Cost Recovery Plan" (the "PSCR Plan") describing, among other things, the anticipated sources of electric power to be purchased during the upcoming year. The PSCR Plan must be filed at least three months before the beginning of the 12-month period covered by the plan. If the MPSC fails to allow the costs of purchased power in the PSCR Plan by the beginning of the year covered thereby, Consumers may adjust its rates to recover such costs until the MPSC acts. Actual costs are reconciled with the costs billed to customers in a subsequent filing (made by March 31 each year) following the year in which the PSCR Plan was in effect, known as the "Power Supply Cost Reconciliation Proceeding" ("Reconciliation Case"). By law, the MPSC must disallow in the Reconciliation Case any capacity charges associated with power purchases for periods in excess of six months unless the MPSC has previously approved the capacity charge. Under a Michigan statute known as Act 81, once a capacity charge in a contract for a purchase from a QF has been approved by the MPSC, the MPSC may not disallow recovery by the utility of that capacity charge from its customers for a 17-1/2 year period commencing with commercial operation of the QF.

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

     On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the 1993 Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to PSCR rates), resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges. In addition, the MPSC ruled in this case that Consumers could not recover approximately $.6 million of fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW. (Consumers has paid into escrow approximately $.4 million of this sum and the balance was paid to MCV.)

     On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments related to the 25 MW disallowed by the MPSC and Michigan Court of Appeals described above. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate escrowing of funds, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. Currently, Consumers is escrowing approximately $62,000 per month in fixed energy charge payments from MCV due to this issue.

     Consumers and MCV appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals and on November 1, 1996 the Michigan Court of Appeals affirmed the MPSC's decision which "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers and ruled Consumers could not recover fixed energy charges for energy delivered above the off peak cap of 732 MW. MCV management is currently assessing the prospects of further appeal or review and, at this time, cannot predict if such an appeal will be filed (by MCV, Consumers or any other party) or the outcome of such a proceeding.

     As part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC, on August 18, 1994, ruled that for 1994 Consumers would not be permitted to recover fixed energy costs during off-peak hours for energy delivered above the availability "caps" contained in the Settlement Order and below 915 MW. MCV believes the MPSC order on this issue is erroneous and has filed an appeal of the MPSC decision. Other PSCR Plan and Reconciliation Cases for the years 1994 - 1997 are pending before the MPSC at this time. MCV Management cannot predict the outcome of these proceedings. Consumers has escrowed approximately $2.1 million for the first nine months of 1996 and approximately $1.0 million for the years 1995 and 1994, of fixed energy charges payable to MCV based on this MPSC ruling and continues escrowing approximately $.2 million per month for this portion of fixed energy charges.

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

     In 1990, Great Lakes expanded its interstate pipeline system to accommodate gas purchases from MCV and other customers. Historically, such capital costs were "rolled-in" to the rate base, thus combining the capital cost of common use facility additions with the cost of existing common use facilities for the purpose of determining the transportation rates to be charged to all system shippers. In 1991, FERC issued an order that rejected rolled-in pricing for the MCV-related expansion costs and, instead, imposed incremental pricing which, for MCV, took effect April 1, 1993. The incremental methodology allocates the capital cost of facility additions solely to the new shippers who will gain access to the expanded facilities. FERC's decision was appealed by MCV and others to the

United States Court of Appeals for the District of Columbia Circuit, which held that FERC had failed to adequately explain the adoption of incremental rates and remanded the orders to FERC for reconsideration. On July 26, 1995, FERC issued its Order on Remand reversing its prior order and directed Great Lakes to: (i) implement rolled-in rates prospectively beginning October 1, 1995, for the expansion facilities including those applicable to MCV; and (ii) refund to MCV, subject to FERC approval, the principal amount, excluding interest, paid in excess of rolled-in rates. MCV had, from April 1, 1993 to October 1, 1995, reflected in current operating results Great Lakes gas transportation costs associated with incremental pricing. On April 25, 1996, FERC affirmed its Order on Remand as it pertains to the MCV issues described above ("Order on Rehearing"). On June 3, 1996, FERC granted rehearing for further consideration. Rehearing was requested by, among others, MCV for clarification of the timing of refunds, surcharges and interest thereon subsequent to October 1, 1995. On July 31, 1996, FERC clarified its April 25, 1996 order stating that interest on refunds was to commence October 1, 1995 and otherwise denied the relief requested in the petitions for rehearing. As of September 30, 1996, 98% of the refund has been paid to MCV. The FERC Order on Rehearing and its July 31, 1996 order are subject to further administrative and judicial processes and, MCV and others have filed appeals to the United States Court of Appeals for the District of Columbia ("Court of Appeals") challenging certain aspects of the Order on Remand. Management cannot predict the outcome of these proceedings but believes that the likelihood of a reversal by the Court of Appeals of that portion of the FERC Order on Rehearing requiring rolled-in rate treatment is remote.

                   Item 6.  Exhibits and Reports on Form 8-K



a.)  List of Exhibits

     27       Financial Data Schedule (3rd Quarter 1996)

b.)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        MIDLAND COGENERATION VENTURE
                                             LIMITED PARTNERSHIP
                                        ----------------------------
                                                (Registrant)




Dated:     November 8, 1996             /s/ James M. Kevra
                                        ---------------------------------------
                                                     James M. Kevra
                                           President and Chief Executive Officer



Dated:     November 8, 1996             /s/ James M. Rajewski
                                        -------------------------------------
                                                     James M. Rajewski
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX



        Exhibit                                              Sequential
        Number                                                Page No.
        -------                                              ----------

        27        Financial Data Schedule (3rd Quarter 1996)      26