Form 10-K405
period 1996-12-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1997-03-25
CIK 869905

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               -------------------    ----------------------
Commission file number (Under the Securities Act of 1933)    33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                    38-2726166
-------------------------------                   ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

  100 PROGRESS PLACE, MIDLAND, MICHIGAN                    48640
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (517) 839-6000

Securities registered pursuant to Section 12(b) of the Act:

     NONE

Securities registered pursuant to Section 12(g) of the Act:

     NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                               TABLE OF CONTENTS



PART I                                                                               Page
                                                                                     ----
Item 1.   Business                                                                      1
          A.General                                                                     1
          B.The Partners                                                                1
          C.The Facility                                                                2
          D.Major Issues Facing MCV                                                     2
          E.Contracts                                                                   3
          F.Employees                                                                  13
          G.Regulation                                                                 13
          H.Environmental Matters                                                      17
          I.Overall Lease Transaction                                                  19

Item 2.   Properties                                                                   22

Item 3.   Legal Proceedings                                                            22

Item 4.   Submission of Matters to a Vote of Security Holders                          22

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters        23

Item 6.   Selected Financial Data                                                      23

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                               23

Item 8.   Financial Statements and Supplementary Data                                  30

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
           Reporting Matters                                                           30

PART III

Item 10.  Directors and Executive Officers of the Registrant                           31

Item 11.  Executive Compensation                                                       33

Item 12.  Security Ownership of Certain Beneficial Owners and Management               35

Item 13.  Certain Relationships and Related Transactions                               36

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K              37

                                     PART I

Item 1. BUSINESS

A. General

   In January 1987, Midland Cogeneration Venture Limited Partnership ("MCV") was formed as a limited partnership to convert a portion of an uncompleted Consumers Power Company, now known as Consumers Energy Company ("Consumers"), nuclear power plant into a natural gas-fired, combined-cycle, cogeneration facility located in Midland County, Michigan (the "Facility"). The Facility commenced commercial operation (the "Commercial Operation Date") in 1990 and is capable of generating approximately 1370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. The Facility is dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of obtaining natural gas. The existing gas contracts are expected to satisfy the majority of the Facility's gas needs through 2001.

   The Facility is a cogeneration facility, meaning that it sequentially produces electricity and useful thermal energy through an integrated system using a single fuel source. The Facility has been certified by the Federal Energy Regulatory Commission ("FERC") as a qualifying cogeneration facility ("QF") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). As a QF, the Facility is exempt from various provisions of the Federal Power Act, as amended (the "FPA"), the Public Utility Holding Company Act of 1935, as amended (the "1935 Act"), certain state laws regarding rate, financial and organizational regulation, and is entitled to sell electric capacity and related energy to a public utility (such as Consumers) at such utility's incremental cost of alternative electric energy, otherwise known as "avoided cost".
   A utility's "incremental cost of alternative electric energy" means, with respect to electric energy purchased from a QF, the cost to the electric utility of the electric energy (determined, at the option of the QF, at either the time of delivery or at the time the obligation is incurred) which, but for the purchase from such QF, such utility would generate or purchase from another source.

   MCV has entered into three separate energy sales agreements. The first is a Power Purchase Agreement (the "PPA") effective in 1990, providing for the sale to Consumers of electric capacity and related energy from the Facility for a term of 35 years. Under the terms of the PPA, MCV will supply up to 1240 MW of electric capacity and related energy to Consumers for resale to its customers. The second is a Steam and Electric Power Agreement (the "SEPA") also effective in 1990, providing for the sale to The Dow Chemical Company ("Dow") of steam and electricity produced by the Facility for terms of 25 years and 15 years, respectively. The third is a Steam Purchase Agreement (the "SPA") effective in 1996, providing for the sale of steam produced by the Facility to Dow Corning Corporation ("DCC") for a term of 15 years.

B. The Partners

   The current general partners of MCV are CMS Midland, Inc. ("CMS Midland"), a wholly-owned subsidiary of Consumers, Source Midland Limited Partnership, an affiliate of Panhandle Eastern Corporation, doing business as "PanEnergy Corp" ("PanEnergy"), Coastal Midland, Inc., a wholly-owned subsidiary of The Coastal Corporation ("Coastal"), and MEI Limited Partnership, an affiliate of Asea Brown Boveri, Inc. ("ABB"). MCV's current limited partners are C-E Midland Energy, Inc., an affiliate of ABB, Dow, Micogen Limited Partnership, an affiliate of Fluor Corporation ("Fluor"), and Alanna Corporation ("Alanna"), a wholly-owned subsidiary of Alanna Holdings Corporation ("Alanna Holding"). The capital stock of Alanna Holding is owned by Dow, CMS Energy Corporation ("CMS Energy"), an affiliate of Consumers, Coastal Natural Gas Company, an affiliate of Coastal, PanEnergy, Fluor and ABB. The general partners and limited partners of MCV are referred to herein as the "Partners."
   The ownership interests of the Partners are described in Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management."

   PanEnergy Corp ("PanEnergy"), the parent company of Source Midland Limited Partnership ("Source Midland"), one of the general partners of MCV, announced on November 25, 1996, that its Board of Directors had approved a definitive merger agreement with Duke Power Company. The merger remains subject to regulatory and shareholder approvals. To the extent that the merger would cause Source Midland to be regulated as a utility under PURPA, Source Midland would be required by the MCV Limited Partnership Agreement to divest itself of its interest in MCV in order to keep the utility ownership in MCV below 50% in compliance with PURPA QF ownership limitations.

C. The Facility

   MCV's principal business is the operation of the Facility and the sale of electric capacity and related energy (principally to Consumers) and steam (to Dow and DCC) produced at the Facility. The Facility is located on an approximately 1,200-acre site that is leased from Consumers (the "Site").

   The Facility consists of the following:

   o 12 gas turbine generators ("GTGs") capable of producing approximately 1045 MW (gross) under design ambient conditions;

   o 12 heat recovery steam generators ("HRSGs") which create steam using heat from the GTG exhaust;

   o A steam turbine (the "Unit 1 Steam Turbine") capable of producing 355 MW (gross) under design ambient conditions from the steam generated by the HRSGs;

   o A second steam turbine (the "Unit 2 Steam Turbine") which serves as a backup to the Unit 1 Steam Turbine;

   o    Pollution control assets;

   o A 25-mile gas pipeline connecting the interstate gas pipeline system to the Facility;

   o    Pipelines to deliver steam to Dow and DCC; and

   o    Various associated equipment and improvements.

   The Facility is designed to have a net electrical generating capacity of approximately 1370 MW and to produce approximately 1,500,000 pounds per hour of process steam under design ambient conditions. Electricity is produced from the 12 GTGs, and the steam is produced by the 12 HRSGs using the heat from the GTG exhaust. The Unit 1 Steam Turbine is designed to produce electricity from the steam generated by the HRSGs and process steam that is provided to Dow and DCC. Demineralized water is sold by Dow to MCV from the Dow plant. Electricity is sold by MCV to Consumers through an interconnect and to Dow through dedicated transmission lines.

D. Major Issues Facing MCV

   MCV faces several major issues crucial to its future success. These issues, briefly summarized here, are discussed more fully in the sections cross referenced below:

   Energy Rate and Cost of Production. Since January 1992, MCV has experienced reductions in energy charges paid for electricity under the PPA, due both to declining coal costs at Consumers' generating plants and Consumers' exercise of the "regulatory out" provision of the PPA with respect to fixed energy charges. In addition, MCV's costs associated with production of electricity have continued to rise. These circumstances have negatively affected cash flow. (See Part I, Item 1, Section G, "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges", Section I, "Overall Lease Transaction", and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") -- Liquidity and Financial Resources.")

   Plant Availability. Approximately 65% of PPA revenues are capacity payments based on the Facility's availability to generate electricity. PPA availability will depend on the level of scheduled and unscheduled maintenance and on the level of output from the GTGs and steam turbines. Over the past six years, some of the GTGs have experienced cracking in the hot gas casings. As a result of these cracking problems, MCV and ABB Power Generation, Inc. ("ABB Power") implemented a program of hot gas casing inspections for all GTGs. In January 1996, several GTGs experienced cracking in the hot gas casing which resulted in additional outages with consequent reductions in plant availability. MCV and ABB Power continue to address availability issues to alleviate future outages. (See Part II, Item 7, "MD&A -- Outlook -- Operating Outlook" and Notes to Consolidated Financial Statements, Note 7, "Contingencies -- GTG Equipment Problems.")

   Natural Gas Availability and Price. MCV is wholly dependent on natural gas for its fuel supply. While MCV continues to acquire long-term fuel supply, the availability or price of natural gas after the expiration of existing gas contracts is uncertain. (See Part I, Item 1, Section G "Regulation -- Other Regulatory Issues," Part II, Item 7, "MD&A -- Outlook -- Natural Gas" and Notes to Consolidated Financial Statements,
   Note 1, "The Partnership and Associated Risks.")

   Electric Industry Restructuring. At both the state and federal level, efforts are underway to restructure the electric industry including the power generation segment of the industry. In Michigan, the Michigan Public Service Commission ("MPSC") has initiated proceedings to determine, among other things, the feasibility of permitting customers to choose their electricity provider. Similar efforts, in the form of proposed legislation, exist at the federal level. Two issues generally involved in these restructuring efforts which could impact MCV are stranded assets or transition cost recovery for utilities and contract
   (PPA) sanctity. Approximately 90% of MCV's revenues come from sales pursuant to the PPA. To date, these restructuring efforts have not negatively impacted MCV. MCV continues to monitor and participate in these matters, as appropriate. (See Part I, Item 1, Section G, "Regulation - Michigan Electric Industry Restructuring Proceedings",
   Part II, Item 7, "MD&A - Outlook - Michigan Electric Industry Restructuring Proceedings", Part I, Item 1, Section G, "Regulation - Federal Electric Industry Restructuring" and Part II, Item 7, "MD&A - Outlook - Federal Electric Industry Restructuring".)

E. Contracts

   MCV has entered into the PPA, which provides for the sale to Consumers of electric capacity and related energy; the SEPA, which provides for the sale of steam and electricity to Dow; the SPA, which provides for the sale of steam to DCC; gas supply, storage and transportation contracts with a number of companies; a transmission service agreement with Consumers; an agreement covering gas turbine inspection services and spare parts with ABB Power and an agreement covering steam turbine inspection services and parts with General Electric Company ("GE").
   MCV's interests in all the foregoing contracts, except the SPA, have been assigned to the Owner Trustees, which in turn subassigned such contracts to MCV and granted a security interest in such contracts to the Note Trustees. (See Part I, Item 1, Section I, "Overall Lease Transaction.") The following is intended to summarize briefly certain provisions of such contracts and is qualified in its entirety by reference thereto.

   Power Purchase Agreement

   Under the PPA, Consumers has contracted to purchase the following amounts (the "Contract Capacity") of the Facility's electric capacity, for an initial 35-year term commencing on the Commercial Operation Date, and thereafter subject to yearly extensions that are automatic in the absence of a termination notice from either party:


                       Year                       MW/hour
                       ----                       -------
                       through December 31, 1991      806
                       1992                           915
                       1993                         1,023
                       1994                         1,132
                       1995 and thereafter          1,240


   In allocating the available electrical output of the Facility, MCV must first satisfy Dow's requirements under the SEPA before supplying power to Consumers.

   Consumers has the right of first refusal to purchase any available electric capacity and related energy produced by the Facility in excess of Contract Capacity. Pursuant to an agreement between Consumers and MCV (the "Transmission Agreement"), MCV is entitled to sell excess electric capacity and related energy to other electric utilities, and Consumers is required, if requested by such utilities, to transmit electrical energy to them.

   Capacity charges are payable for available Contract Capacity, whether or not electricity is dispatched. The capacity charges for on-peak and off-peak power average 4.15 cents per available kilowatt hour ("kWh"); however, for the first 17-1/2 years of the term of the PPA the capacity charge may be reduced by Consumers to a level of no less than an average of 3.77 cents per kWh.

   Energy charges are based on costs incurred by Consumers at certain of its coal-fired plants (i.e., those coal plants wholly or partially owned by Consumers having a net demonstrated capacity of at least 100 MW, available for generating electrical energy for not less than 5500 hours during the most recent year and having a capacity factor of at least 40% when connected to Consumers' system and generating electrical energy).

           Fixed Energy Charges. Like the capacity charges, fixed energy charges are payable for available kWhs of Contract Capacity. Fixed energy charges are adjusted each year based on a fuel inventory charge, administrative and general expenses and one-half of operation and maintenance expenses (excluding fuel) incurred at these plants during either the immediately preceding calendar year or the calendar year preceding that year depending on when the adjustment is being made. In 1991, Consumers asserted that, under the PPA, it had the right to withhold that portion of fixed energy charges payable on the basis of energy available but not delivered since it was not permitted by the MPSC to collect such charges from its electric customers. In January 1995, an arbitrator ruled that Consumers was entitled under the PPA to reduce its payments of fixed energy charges for energy available but not delivered. (See Part I, Item 1, Section G, "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges.")

           Variable Energy Charges. Variable energy charges are payable for energy actually delivered. Variable energy charges are determined monthly and are equal to one-half of operation and maintenance expenses incurred at these plants, as calculated annually, and the actual cost of coal burned at these plants as determined monthly based on a rolling twelve-month average (with a two-month lag) and converted to an overall cost per kWh.

   However, the PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the "regulatory out" provision). For the first 17-1/2 years of commercial operation, however, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the "regulatory out" provision. Consumers and MCV are required to support and defend the terms of the PPA. (See Part I, Item 1, Section G, "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges.")

   Under the PPA, MCV must provide initial assurances that it has adequate gas supplies under contract to generate at least 60% of the maximum annual output of Contract Capacity for the period commencing on the Commercial Operation Date through 1999. Consumers has acknowledged that MCV has provided such initial assurances to Consumers. In addition, commencing in 1998, MCV must provide at Consumers request continuing annual assurances of such capability for each succeeding five-year period. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. The portion of such capacity charges is a function of the percentage of unmet fuel needs and an increasing factor based on the number of consecutive months that capacity charges have been withheld. Assuming a
   3.77 cents per kWh capacity charge, the maximum capacity charges which could be withheld and escrowed under this provision are as follows:

                                                       Maximum Possible
               Consecutive Months That                   Reduction in
                 MCV Fails to Provide                   Capacity Charge
            Adequate Continuing Assurance                (cents/kWh)
            -----------------------------              ----------------
                     1-12                                   .1885
                    13-24                                   .5655
                    25-36                                  1.5080
                    37 and thereafter                      2.6390



   The PPA does not make any provision for the use of escrowed funds, except that the PPA provides that interest earned, if any, on the escrowed funds is to be divided equally between MCV and Consumers. After withholding capacity charges for 48 months without fuel assurances being provided, Consumers may terminate the PPA. In the event of termination, MCV must pay an early termination charge.

   If any party is rendered unable by force majeure to carry out its obligations under the PPA, these obligations are suspended during the period of force majeure. Force majeure includes all natural calamities; war; curtailments, orders, regulations or restrictions imposed by governmental authority; and all other causes beyond the reasonable control of the affected party, but specifically does not include shortages of fuel and supplies (unless caused by calamity or unusual world events applicable to other major industrial users as well as MCV), mechanical breakdowns, labor strikes or explosions or fires (unless caused by criminal acts).

   Consumers schedules all deliveries of electricity from the Facility to its system and is obligated to do so in a manner consistent with the safe and prudent operation of the Facility. Consumers' determination of the amount of energy that it dispatches from the Facility will be subject to its contractual relationships with The Detroit Edison Company, with which Consumers established a Michigan Electric Coordinated System ("MECS") to coordinate generation between the two utilities. The operation and management of the MECS is subject to FERC Order 888 - "Open Access and Stranded Costs Rulemaking". Through December 31, 1995, Consumers was scheduling deliveries of electricity pursuant to a March 31, 1993 MPSC Order. Beginning January 1, 1996, Consumers began dispatching MCV at higher levels, consistent with the Consumers/MPSC staff proposed settlement agreement, filed with the MPSC on September 8, 1995, which settlement was approved, with modifications, by the MPSC on November 14, 1996. (See Part I, Item 1, Section G, "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges.")

   As long as the annual availability of Contract Capacity equals or exceeds 75% of Contract Capacity, Consumers must purchase sufficient electrical energy from the Facility to achieve at least a 60% capacity factor on an annual basis. This purchase obligation decreases, based on a prescribed formula, if annual availability falls below 75% of Contract Capacity.

   Consumers must purchase a specified minimum amount of electrical energy at all times, except during emergencies on its system. MCV determines a minimum level of generation designed to assure that the Facility operates in a stable manner and that MCV meets its obligations to supply steam and electricity to Dow, but MCV cannot specify a minimum generating level which exceeds 350 MW. Outages, other than forced outages, are to be scheduled to accommodate Consumers' requirements to the extent MCV deems practicable.

   MCV is obligated to have the Facility inspected at least once each year by a consulting engineer selected by it from a list of engineering firms approved by Consumers. The annual inspection includes, at a minimum, all equipment, structures, operating procedures and maintenance practices necessary for the generation and delivery of energy to Consumers. Upon completion of an annual inspection, the consulting engineer must promptly issue a written report. Any recommendations in this report regarding equipment, structure and maintenance practices which have been approved by MCV's management must be implemented within a specified period of time. In 1996, Cummins & Barnard, Inc. ("Cummins") replaced Ambitech Engineering Corporation who had been the consulting engineer since 1991. In its April 1996 report, Cummins found no conditions which they considered would constitute a serious risk to meeting PPA commitments although they made several suggestions to be considered as enhancements. MCV's Management had already planned actions to address those suggested enhancements. With regard to the most recent inspection, MCV expects to receive the report by the end of April, 1997 and does not anticipate any substantial problems.

   Steam and Electric Power Agreement; Related Dow Agreements

   SEPA. Pursuant to the SEPA, Dow has agreed to purchase steam from the Facility for an initial term of 25 years commencing in 1990 and to purchase electricity from the Facility for 15 years (any electricity to be purchased thereafter at Dow's option, although MCV remains obligated to make certain amounts of electricity available for an additional 10 years). The SEPA is subject to automatic extensions for up to 10 additional years after its 25-year term in the absence of a three-year notice of termination from either party.

   Under the SEPA, Dow has agreed to notify MCV quarterly of the amount of steam and annually of the amount of electricity expected to be delivered.
   In any year, MCV is not obligated to deliver more than 691,900 pounds of steam per hour and 60 MW of electricity on an annual average basis except as Dow may increase its entitlement as discussed below. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect). However, Dow's obligation with respect to minimum annual steam purchases is an average of 440,000 pounds per hour (less amounts supplied by certain standby facilities owned by Dow and less 50% of amounts purchased by any other steam customers of MCV) and is binding only for the initial 25-year term of the SEPA.
   During 1996, MCV sold an average of 549,670 pounds of steam and 61 MW of electricity per hour to Dow.

   Dow may increase its steam or electricity entitlement to 110% of the steam or electricity delivered in the previous 12-month period, plus any steam or electricity required by any addition to or modification of the Dow plant, provided that any increase above an annual average of 1,000,000 pounds of steam per hour or 75 MW of electricity requires MCV's consent. MCV, however, may be required, on an instantaneous basis, to deliver steam at a rate of up to 135% of the maximum annual average hourly quantity of steam or to deliver power at a rate up to 20 MW greater than the applicable annual average.

   On November 1, 1994, MCV and Dow entered into the Seventh Amendment to SEPA. This amendment provided that Dow would install a steam line to the Dow Corporate Center for the purpose of delivering MCV-generated steam for heating and air conditioning purposes. In return, MCV agreed to a 30% price discount on steam used at the corporate center for a period of five years for up to 262.8 million pounds of steam per year (an average of 30,000 pounds per hour). On October 5, 1995, steam deliveries to the Dow Corporate Center began under this provision.

   Under the SEPA, there is a base charge for steam and electricity which is subject to adjustment each quarter based on changes in MCV's fuel costs, producer price for capital equipment and certain compensation per hour indices. In 1993, Dow exercised its option under the SEPA to provide the gas necessary to generate Dow's take of steam and electricity ("toll"). Dow agreed to purchase from MCV the gas used under this tolling option at a price of $2.72 per million British thermal units ("MMBtu") escalating at 4% per year, through July 31, 2006 (the "Gas Tolling Agreement"). On April 15, 1996, MCV and Dow entered into an agreement (the "April 15, 1996 Agreement") concerning gas tolling which terminated the Gas Tolling Agreement. The April 15, 1996 Agreement provides that Dow may toll up to 9,000 MMBtu per day, subject to certain limitations and conditions, until January 1, 2002, at which time Dow's tolling rights revert to the provisions in the SEPA. Under the provisions of the SEPA, Dow receives a billing credit of 5/8 of its steam and electric charges in exchange for Dow purchasing the gas from MCV. On March 17, 1997, Dow notified MCV that it intends to begin exercising its tolling rights beginning April 1, 1997. In addition, Dow must make 36 consecutive quarterly installment payments of $3,817,500 each, through the year 1998, to MCV in consideration for the delivery of steam and electricity.

   In order to assure reliable steam for the Dow plant, Dow owns and maintains certain standby facilities consisting of certain package boilers, which are not part of the Facility (the "Standby Facilities"). The Seventh Amendment to SEPA also provided that Dow would retire certain of the Standby Facilities located on the MCV site and would progressively reduce the annual standby fees payable to Dow from $700,000 per year to a level of $350,000 per year in 1998 and thereafter. These fees are subject to adjustment each quarter based on changes in fuel costs, capital equipment costs and wage rates. In addition, the fee charged by Dow for each use of the Standby Facilities, necessitated by MCV's failure to deliver steam under the SEPA, was increased from $100,000 to $150,000. From the

   Commercial Operation Date through December 31, 1996, MCV has paid or incurred an aggregate of $900,000 to Dow for eight instances requiring use of the Standby Facilities. To date in 1997, there have been no instances requiring use of the Standby Facilities.

   The terms of the SEPA provide that Dow may terminate the SEPA if one or more "contract outages" occur for a cumulative period greater than 60 hours in the first year after the Commercial Operation Date, 40 hours in the second year and 24 hours in any subsequent year, provided that a single outage of more than 24 consecutive hours but less than 72 consecutive hours will not give rise to a right of termination unless another such contract outage has occurred within the previous 60 months.

   A "contract outage" generally occurs when MCV fails to deliver minimum operation steam (i.e., an hourly flow rate of at least 75% of the then current rate), or fails to meet pressure specifications after having failed to deliver steam for 15 consecutive minutes, or fails to meet pressure and quantity specifications after having failed to deliver steam for seven consecutive days, except in each case as a result of scheduled maintenance outages, outages forced at Dow's request or resulting from Dow's failure to provide demineralized water or waste water treatment services or outages caused by an event of force majeure lasting no more than two years. Steam provided to Dow from the Standby Facilities is treated as steam delivered by MCV for this purpose. For such a contract outage to occur, more than ten of the Facility's GTGs would have to be out of service at the same time that Dow's Standby Facilities are unavailable.

   The SEPA and various backup agreements among MCV, Consumers and Dow contain various provisions designed to assure a continuous supply of steam and electricity to Dow in the event the SEPA is terminated.

   Dow Facilities and Demineralized Water. Dow owns the electrical transmission lines which carry electricity from the Facility to the Dow plant. Dow also owns certain steam and demineralized water lines which are used in the operation of the Facility, and which have been leased by Dow to MCV. Dow has contracted to provide MCV sufficient demineralized water to meet the Facility's requirements until 30 months after MCV's obligation to supply steam to Dow ceases.

   Steam Purchase Agreement

   On November 15, 1995, MCV entered into the SPA with DCC which generally provides that MCV will construct, own and operate a steam line and appurtenant equipment to serve steam to DCC's Midland Plant. DCC has agreed to purchase steam from MCV for an initial term of fifteen years with automatic year-to-year renewals thereafter. Under the SPA, MCV expects to supply steam at the rate of up to 180,000 pounds per hour with a minimum of 90,000 pounds per hour. The steam MCV provides DCC must meet operational and content specifications. The provision of steam to DCC is subject to Dow's first preference to the steam under the SEPA. MCV began supplying steam to DCC in July, 1996. The parties have certain termination rights after the declared in service date but may be subject to penalties or payment of damages for such termination.

   Gas Supply Arrangements

   MCV has a portfolio of natural gas purchase contracts (the "Gas Contracts"), having remaining terms of 4 to 14 years, with U.S. and Canadian suppliers for a maximum supply of natural gas as of January 1, 1997 of 236,500 Mcf/day. No single Gas Contract accounts for more than 9% of MCV's portfolio, and no single supplier accounts for more than 14% of MCV's portfolio. Gas Contracts with U.S. suppliers ("U.S. Gas Contracts") provide for the purchase of 156,500 Mcf/day as of January 1, 1997, while Gas Contracts with Canadian suppliers ("Canadian Gas Contracts") provide for the
   purchase of 80,000 Mcf/day.    MCV has met the initial fuel supply
   requirements under the PPA with Consumers to have at least 189,000 Mcf/day of gas under contract through 1999. Once a year during any calendar year after 1997, MCV can be required to demonstrate to Consumers that MCV can meet the continuing fuel needs for supplying the minimum scheduled electric energy under the PPA during each of the following five calendar years.

   The Gas Contracts have a fixed price in a base year which is subject to adjustment under various methods -- a fixed escalator; an index based on Consumers' energy charges under the PPA; or a combination thereof -- which permits the seller to increase the price by the greater of the fixed escalator or the energy charge index. Approximately 30% of the volume is priced with a fixed escalator, 35% is priced with the energy index and 35% with a combination thereof.

   While the price of gas under the U.S. Gas Contracts is exclusive of transportation charges (beyond the point of delivery into a pipeline servicing MCV), the Canadian Gas Contracts require the payment of a monthly charge whether or not MCV buys any gas (the "Demand Charge") to cover the costs incurred by Canadian suppliers for the provision of transportation capacity to the U.S.-Canada border.

   MCV has entered into the following Gas Contracts:


                                         Maximum
                                          Daily      Contract      Base
                                         Quantity   Expiration  Price/Year          Pricing
        Current U.S. Suppliers          in Mcf(a)      Date      $/MMBtu            Formula
--------------------------------------  ----------  ----------  ----------  -----------------------
ANR Production Co.                        5,000      4/1/2002    2.15/1988  Fixed plus 4% escalator
Apache Corp. ("Apache")                  20,000    12/31/2000    2.25/1988  Fixed plus 4% escalator
Apache Corp.                             12,000      1/1/2002    1.95/1987  Energy index
Apollo Exploration and Development,       7,500(b)   4/1/2011    2.79/1995  Greater of fixed price
  Delta Oil Co., Inc., Force Energy                                         plus 4% escalator or
  Inc. ("Apollo")                                                           energy index
Aquila Energy Marketing Corp.            11,000    12/31/2004   2.319/1990  Greater of fixed plus
                                                                            4% escalator or energy
                                                                            index through 1999,
                                                                            scheduled price
                                                                            increases from $4.06
                                                                            in 2000 to $5.02 in
                                                                            2004
CMS Nomeco Oil & Gas Co.                 10,000    12/31/2006    2.15/1988  Greater of fixed price
                                                                            plus 4% escalator or
                                                                            energy index
CNG Producing Co.                        20,000      4/1/2002    1.85/1987  Fixed plus 4% escalator
CNG Producing Co.                        12,000      4/1/2000    2.27/1989  Fixed plus 4% escalator
Co Energy Trading Co.                     5,000(c) 12/31/2006    2.15/1988  Greater of fixed price
("Co Energy I")                                                             plus 4% escalator or
                                                                            energy index
Co Energy Trading Co.                    10,000(c) 12/31/2006    2.34/1992  Greater of fixed price
("Co Energy II")                                                            plus 4% escalator or
                                                                            energy index
Enron Power Services, Inc. ("Enron I")    8,500(d) 12/31/2007    2.65/1997  Greater of scheduled
                                                                            price or energy index
                                                                            through 1999,
                                                                            scheduled price
                                                                            increases from $3.33
                                                                            in 2000 to $6.37 in
                                                                            2007
Enron Capital & Trade Resources Corp.    15,000(e)  9/30/2006    2.45/1997  Scheduled price
("Enron II")                                                                increases from
                                                                            $2.45/MMBtu in 1997 to
                                                                            $3.365/MMBtu in 2005.
                                                                            See also footnote (e).
Oxy USA, Inc.                            15,000    12/31/2001    2.25/1988  Energy index plus floor
Wolverine Gas and Oil Company             5,500(b)   1/1/2007    2.54/1991  Greater of fixed price
("Wolverine")                                                               plus 4% escalator or
                                                                            energy index
                                        -------
Subtotal as of 1/1/97                   156,500

                                       Maximum
                                        Daily      Contract      Base
                                       Quantity   Expiration  Price/Year          Pricing
     Current Canadian Suppliers       in Mcf(a)      Date      $/MMBtu            Formula
------------------------------------  ----------  ----------  ----------  -----------------------
Husky Oil Operations, Ltd. ("Husky")   15,000(f)  11/1/2006    1.90/1988  Energy index plus floor
Norcen Energy Resources Limited        10,000     11/1/2001    1.95/1988  Energy index
North Canadian Oils, Ltd.              10,000     11/1/2000    1.95/1989  Greater of fixed price
                                                                          plus escalator or
                                                                          energy index
Poco Petroleum Ltd.                    15,000     11/1/2004    1.95/1988  Greater of fixed price
                                                                          plus escalator or
                                                                          energy index
Shell Canada Limited                   15,000     11/1/2004    1.95/1988  Energy index
TransCanada Pipelines Limited
through its agent Western Gas
Marketing Limited                      15,000     11/1/2004    1.95/1988  Energy index
                                      -------
Subtotal                               80,000
                                      -------
Total as of 1/1/97                    236,500
                                      =======
       Future U. S. Suppliers
       ----------------------
Coastal Gas Marketing Company
(Gas deliveries begin on 1/1/2002)     30,000     12/31/2006   3.05/2002  4% escalator to 2005
                                                                          $3.60 in 2006

---------------

           (a) Some contracts are in thousand cubic feet ("Mcf"), some in MMBtu. Depending on the heat content of the gas, one Mcf may be more or less than one MMBtu. This analysis assumes an equivalent heat content.
           (b) The Wolverine contract is a dedication of gas production from certain Michigan Antrim Shale gas reserves. An MDQ of 5,500 Mcf/day was provided under the contract in 1993. Unlike MCV's other Gas Contracts, the Wolverine and Apollo contracts do not impose an obligation on Wolverine or Apollo to deliver the MDQ. Under the Wolverine contract, Wolverine is only obligated to deliver 500 Mcf/day. MCV, however, is required to take the quantity delivered, up to the MDQ, or reimburse Wolverine for the difference in price between the contract price and the spot market price. Under the Apollo contract, Apollo is obligated to deliver only 500 Mcf/day and no explicit payment is defined if MCV fails to take up to the MDQ.
           (c)  The gas contracts formerly with Northern Michigan
                Exploration Co. were assigned to Co Energy on July 22, 1994 for Co Energy II and on March 13, 1995 for Co Energy I.
           (d) Effective August 1, 1996, the cost of gas under this contract was reduced by fixed amounts. The amount of these contract price reductions were $.20/MMBtu, $.17/MMBtu and $.13/MMBtu for the respective periods of 8/1/96 to 12/31/99, 1/1/2000 to 12/31/2003 and 1/1/2004 to 9/30/2006.
           (e)  The gas contract formerly held by Union Pacific
                Fuels, Inc. was assigned to Enron Capital & Trade Resources Corp. on May 7, 1996. In addition, effective March 1, 1997, the cost of gas under this contract was reduced to the following: $2.45/MMBtu for the period 3/1/97 to 12/31/98, $2.50/MMBtu for the period 1/1/99 to 12/31/2000, $2.55/MMBtu for the period 1/1/2001 to 12/31/2002, $3.10/MMBtu for the period 1/1/2003 to 12/31/2004, and $3.365/MMBtu for the period 1/1/2005 to 9/30/2006. In consideration for the aforementioned changes to the contract price, MCV will make a $15.8 million cash payment to Enron on March 3, 1997.
           (f)  The gas contract formerly with Canterra Energy Ltd.
                was assigned to Husky on June 12, 1989.

   Current U.S. Gas Contracts. The U.S. Gas Contracts provide for either a corporate "warranty of deliverability" or a "dedication of reserves." Under a dedication of reserves, specific reserves are dedicated to fulfill the supplier's obligations and under a corporate warranty, reserves are not dedicated but generally MCV is indemnified for the cost of purchasing supplies elsewhere if the gas is not delivered as warranted.

   Most of the U.S. Gas Contracts contain "take-or-pay" provisions obligating MCV to purchase at least a specified percentage (generally 75%) of the MDQ to which MCV is entitled under the contract, unless such failure is due to force majeure, failure of the gas to meet quality standards or, in some cases, failure of the supplier to deliver the quantity nominated by MCV.
   If, over the course of a contract year, MCV has a take deficiency, it must make a deficiency payment that is based, in most cases, on the product of the take deficiency and either all or some percentage of the contract price. In addition, under some of the U.S. Gas Contracts, the producer may terminate the contract if, for reasons other than force majeure, MCV fails to purchase a specified percentage of the MDQ (generally between 50 and 100%) within a specified period (generally 120 days). Most U.S. Gas Contracts allow a "make-up period" ranging from one to five years to make up the deficiency. Apache currently has the right to reduce the MDQ under its contract by 5,000 Mcf/day because MCV purchased gas quantities at less than 75% of the MDQ during the first five years of the contract.

   Most U.S. Gas Contracts provide that MCV has the right to terminate upon 20 days' written notice if the supplier, for any reason other than force majeure, fails to provide a specific percentage of the requested volumes of gas for a period of at least 120 consecutive days. MCV may terminate two other U.S. Gas Contracts upon 30 days' written notice if the producer, for any reason, including force majeure, fails to deliver 500 Mcf/day for a period of four consecutive months.

   Current Canadian Gas Contracts. All Canadian Gas Contracts warrant the delivery of quantities requested by MCV up to the MDQ, subject to force majeure, and in one case, a 2% tolerance is allowed. Subject to MCV's obligation to mitigate, Canadian suppliers have agreed to indemnify MCV for the Facility's replacement gas costs, excluding indirect or consequential damages or loss of profit, for any breach of this supply warranty. One producer may be relieved of its supply warranty under certain circumstances if its ratio of remaining reserves to the annual production is less than ten.

   Prices under the Canadian Gas Contracts are based on reference prices indexed to Consumers' energy charges under the PPA, subject in some instances to floor prices below which the reference price cannot fall. All the Canadian Gas Contracts provide for deliveries at the international border near Emerson, Manitoba.

   In addition to an amount per MMBtu based on the quantity of gas actually delivered (the "Commodity Charge"), MCV pays each Canadian supplier a Demand Charge to cover the transportation demand charges incurred by the Canadian suppliers to have transportation capacity for the MDQ available to the U.S.-Canada border. To the extent that MCV takes less than 100% of the MDQ from its Canadian Gas Contracts, gas costs per unit taken by MCV increase because Demand Charges are being paid for the quantity of gas not being taken. Two contracts provide discounts to the Commodity Charge where monthly takes are in excess of 85% of MDQ.

   The Canadian Gas Contracts establish specific minimum annual takes (generally 75%). Generally, MCV is required to make deficiency payments to the Canadian suppliers equal to all or some percentage of the Commodity Charge multiplied by any deficiency. MCV has make-up rights in some circumstances under some of the Canadian Gas Contracts.

   If a Canadian supplier underdelivers to MCV in any month, subject to certain force majeure provisions, the contract price is reduced by a proportionate share of the Canadian and U.S. transporters' Demand Charges. Further, if a Canadian supplier fails, for reasons other than force majeure, to deliver 90% of quantities requested up to the MDQ over any 120 consecutive day period then, in most cases following a cure period, MCV can reduce the MDQ or, under certain circumstances, terminate the agreement. If the MDQ is reduced, MCV can request the Canadian supplier to assign to it, to the extent permitted, the quantity of firm transportation capacity on Canadian transporters that corresponds to the reduction in MDQ. One of the Canadian suppliers may terminate its contract if MCV fails to take specified percentages of the MDQ. Another supplier may reduce the MDQ after the 7th year if the Facility's operating load factor is above 75% but MCV's nominations under the contract during the particular year are less than 75% of the MDQ.

   Gas Transportation and Storage Arrangements

   The location of the Facility permits gas to be transported over a number of U.S. interstate pipelines. MCV has signed long-term transportation contracts with four of these pipelines: ANR Pipeline Company ("ANR"); Panhandle Eastern Pipe Line Company ("Panhandle Pipe Line"); Trunkline Gas Company ("Trunkline"); and Great Lakes Gas Transmission Company ("Great Lakes"). ANR and Great Lakes are affiliates of Coastal and Panhandle Pipe Line and Trunkline are affiliates of PanEnergy. In addition, certain of the gas suppliers will arrange with pipelines for the gathering and transportation of gas from their supply sources to the interconnection points with the major interstate pipelines with which MCV has contracts.

   MCV has also entered into long-term transportation arrangements with two connecting pipelines which link the Facility and its own pipeline to these interstate pipelines: Michigan Gas Storage Company (a subsidiary of Consumers) and Consumers. Michigan gas produced by suppliers is currently transported to Consumers' pipeline system by the supplier under contracts the suppliers have with Michigan Consolidated Gas Company ("MichCon") on the MichCon pipeline system in northern Michigan.

   The remaining terms of MCV's agreements with the U.S. transporters range from 6 to 28 years. The transportation rates of ANR, Panhandle Pipe Line, Trunkline, Great Lakes and Michigan Gas Storage Company are subject to FERC regulation. For more information about Great Lakes' rates, see Part I, Item 1, Section G, "Regulation - Great Lakes Pricing of Gas Transportation Costs."

   On June 29, 1994, FERC authorized a direct interconnect between Great Lakes and MCV's pipeline. This interconnect went into service on December 1, 1994 and provides firm deliveries for volumes directly to MCV's pipeline. Previously, MCV gas from Great Lakes was delivered to the pipelines of Michigan Gas Storage and Consumers, which in turn delivered the gas to MCV.

   The suppliers under the Canadian Gas Contracts are themselves responsible for arranging transportation within Canada, and are responsible for paying the transportation rates charged by the Canadian transporters, which are then reimbursed by MCV. All suppliers have been allocated firm
   transportation capacity on the relevant pipelines.    Great Lakes transports
   Canadian gas from the U.S.-Canada border to Michigan.

   MCV has also entered into a gas storage agreement with Consumers for the underground storage of eight billion cubic feet of gas in exchange for delivery to Consumers of 1.75% of the gas placed in storage (for fuel) and the payment by MCV to Consumers of an annual storage service charge of 32.04 cents per Dth times the eight billion cubic feet of storage service provided. Consumers is obligated to provide deliveries from storage up to a rate of 120,000 Mcf/day, subject to certain restrictions relating to levels of storage gas maintained in inventory by MCV. This storage capability allows MCV to meet fluctuating daily operating requirements and to take advantage of opportunities to make spot purchases during off-peak periods.

   Transmission Agreement

   Pursuant to the Transmission Agreement with MCV, Consumers has agreed to enter into transmission service agreements with other electric utilities (including municipals and cooperatives) to which MCV may sell power, provided that such agreements are not contrary to applicable law or regulation. ("Firm" transmission service is defined as transmission service which is intended to be available at all times during the period covered by the commitment. "Interruptible" transmission service refers to transmission service provided under agreements which permit curtailment or cessation by the transmission company.)

   The transmission service agreements contemplated by the Transmission Agreement may provide short-term service on an interruptible or firm basis, or long-term service on a firm basis. Consumers has agreed to provide short-term service (up to one year) on an interruptible or firm basis. Charges for interruptible service are those currently on file with FERC; and on request, Consumers will develop charges for firm service, to be filed with FERC. Consumers has reserved the right to make a unilateral application to FERC to change these charges.

   Consumers has agreed to provide long-term service (for more than one year), unless such service would significantly impair Consumers' reliability or its own use of its transmission facilities. If requested, Consumers will develop charges for long-term service to be filed with FERC. MCV must pay for necessary additions and modifications to Consumers' transmission system to permit any transportation requested by MCV. No such additions or modifications are anticipated at this time.

   Gas Turbine Service Agreement

   Under a service agreement (the "Service Agreement") between MCV and ABB Power (formerly ABB Energy Services, Inc."), an affiliate of ABB, ABB Power sold MCV an initial inventory of spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. The Service Agreement commenced on January 1, 1990, and will expire upon the earlier of the completion of the fourth series of major GTG inspections or December 31, 2003. ABB Power does not assure any level of performance by the GTGs in the Service Agreement but warrants all repairs made by it pursuant to the Service Agreement.

   MCV must pay a $290,435 (in 1996 dollars) per month inspection fee (which escalates based upon various wage level indices and may be increased under certain events of force majeure or change of laws), and maintenance and repair fees (equal to material and other direct costs, amounts payable to subcontractors, and ABB Powers' out-of-pocket costs, plus 15% except in the case of fees relating to certain service engineers, supervisors and specialists where the maintenance fee shall be equal to the ABB rate). ABB Power warrants that all repairs performed and all spare parts supplied by it will be free of defects for one year from the date of completion or date of use, respectively.

   The Service Agreement terminates (i) if either ABB Power or MCV fails to perform the duties outlined under the Service Agreement, at the option of the other party; or (ii) at MCV's option, if MCV is unable to operate the Facility for 60 consecutive days due to force majeure. Upon cessation of the force majeure, the Service Agreement may be reinstated by either party upon 60 days' notice, together with payment by MCV of a $400,000 remobilization fee. Upon termination of the Service Agreement (except for nonperformance by ABB Power), MCV must pay a cancellation payment ($2,500,000 in 1997, reduced by $500,000 in 1998 and each year thereafter).

   The total liability of ABB Power or MCV under the Service Agreement may not exceed (i) the greater of $2,799,000 or the inspection fee with respect to any year, and (ii) an aggregate sum of $15,000,000 with respect to the entire term.

   On March 22, 1994, MCV and ABB Power signed an agreement effective December 31, 1993, to amend the Service Agreement with respect to supplying hot gas path parts. As part of the amendment, ABB Power paid the third year availability incentive of $3,000,000 to Fluor Engineers pursuant to the completion of the construction contract of the Facility. Under the amended Service Agreement, ABB Power will provide hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections, which are expected to be completed by year end 2002, for a lump sum fixed price of $158 million (in 1993 dollars), payable on the basis of operating hours as they occur over the same period. The amendment is severable and may be terminated separately from the existing Service Agreement. Upon termination of the amendment (except for non-performance of ABB Power), MCV must pay a cancellation payment of $5,000,000. This agreement has reduced uncertainties associated with maintenance and the cost of spare parts.

   Steam Turbine Service Agreement

   MCV has entered into a nine year Steam Turbine Maintenance Agreement with GE effective January 1, 1995, which is designed to improve unit reliability, increase availability and minimize unanticipated maintenance costs. In addition, this contract includes performance incentives and penalties which are based on the length of each scheduled outage and the number of forced outages during a calendar year. MCV is to make monthly payments over the life of the contract totaling $13.0 million (in 1995 dollars).

F. Employees

   As of February 28, 1997, MCV had 133 employees, including 90 engineering, operating and maintenance personnel. Fifty-three of MCV's employees are members of the Utility Workers Union of America, AFL-CIO Local 564 (the "Union"), and are subject to the terms of a collective bargaining agreement between MCV and the Union. MCV and the Union signed a new agreement effective March 1, 1995. It is a five year contract with a wage reopener on the fourth anniversary (March 1, 1999). MCV believes that its relationship with its employees is good.

G. Regulation

   Introduction

   The Facility is not subject to most state and federal public utility laws and regulations. The following is a discussion of the principal regulatory proceedings and issues which could have an impact on the Facility.

   QF Certification

   In order to be a QF under PURPA and to maintain this status, not more than 50% of the "equity interest" in a facility may be owned by electric utilities or their affiliates. In addition, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input) of at least 45% (the "Efficiency Percentage"). However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the required Thermal and Efficiency Percentages. During 1996, the Facility achieved a Thermal Percentage of 15.0% and an Efficiency Percentage of 45.5%. (See Part II, Item 7, "MD&A -- Outlook -- Maintaining QF Status".)

   The Facility's QF certification by FERC became effective when portions of the Facility were first synchronized to Consumers' system in June 1989. As a QF, the Facility is exempt from various provisions of the FPA and the 1935 Act and from certain state laws and regulations respecting rate, financial and organizational regulation of public utilities. On January 31 and March 1, 1990, FERC recertified the Facility as a QF in the context of an ownership structure in which MCV owns the Facility and in the context of a leveraged lease transaction in which the Facility is owned by owner trustees on behalf of institutional investors.

   MPSC and Other Proceedings Relating to Capacity and Energy Charges

   Background. Michigan law requires Consumers to file on an annual basis a "Power Supply Cost Recovery Plan" (the "PSCR Plan") describing, among other things, the anticipated sources of electric power to be purchased during the upcoming year. The PSCR Plan must be filed at least three months before the beginning of the 12-month period covered by the plan. If the MPSC fails to allow or disallow the costs of purchased power in the PSCR Plan by the beginning of the year covered thereby, Consumers may adjust its rates to recover such costs, as proposed by Consumers, until the MPSC acts. Actual costs are reconciled with the costs billed to customers in a subsequent filing (made by March 31 of the year subsequent to the plan year) known as the "Power Supply Cost Reconciliation Proceeding" ("Reconciliation Case"). By law, the MPSC must disallow in the Reconciliation Case any capacity charges associated with power purchases for periods in excess of six months unless the MPSC has previously approved the capacity charge. Under a Michigan statute known as Act 81, once a capacity charge in a contract for a purchase from a QF has been approved by the MPSC, the MPSC may not disallow recovery by the utility of that capacity charge from its customers for a 17-1/2 year period commencing with commercial operation of the QF.

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

   MPSC and Other Proceedings. In September 1987, in order to comply with the prior approval requirement for contracts exceeding six months and to obtain the benefit of the 17-1/2 year rate protection provided by Michigan law, MCV requested MPSC approval of the 4.15 cents per kWh capacity rate provided for in the PPA. The MPSC hearing held on the request was consolidated with numerous dockets involving other qualifying facility projects, and resulted in a number of MPSC orders. Numerous appeals from the MPSC orders were taken to the Michigan Court of Appeals and the Michigan Supreme Court by parties to the MPSC proceedings, including Consumers and MCV. During the pendency of this matter before the Court of Appeals, Consumers, MPSC staff and other parties negotiated a Revised Settlement Proposal which was submitted to the MPSC for approval.

   On March 31, 1993, the MPSC issued an order, effective January 1, 1993 (the "Settlement Order"), which approved with modifications the Revised Settlement Proposal filed by Consumers, the MPSC staff and ten small power and cogeneration developers. Although MCV was not a party to the Revised Settlement Proposal, the MPSC staff required that MCV file a letter of non-objection to the Revised Settlement Proposal. The Settlement Order addressed the amount Consumers could recover from its electric customers for the costs of capacity and energy purchased by it from MCV. Generally, the Settlement Order approved cost recovery of 915 MW of MCV capacity subject to certain "availability caps" associated with on-peak and off-peak periods of time each day and recovery of energy payments based on coal proxy prices (the formula in the PPA). However, instead of capacity and fixed energy payments being based on "availability" as provided in the PPA, the Settlement Order provided for recovery of such payments on an energy "delivered" basis. The MPSC did not order that the PPA be modified to conform with the cost recovery approved in the Settlement Order. However, the MPSC found that since the capacity charges approved for recovery under the PPA would not be reflected in the PPA, approval for the purposes of Act 81 could not be extended to those capacity charges. The MPSC did indicate in its order, however, that its Settlement Order would be implemented for rate-making purposes in the PSCR Plan and Reconciliation Case for 1993 and was intended to be applied in subsequent years if the MPSC deemed it to be appropriate. Petitions for Rehearing of the Settlement Order filed with the MPSC by opponents to the Revised Settlement Proposal, including the Michigan Attorney General, were denied by the MPSC in May 1993. In accordance with the provisions of the Settlement Order, in August 1993, Consumers and MCV withdrew their remaining appeals relating to MCV cost recovery issues (from 1990, 1991 and 1992 PSCR Reconciliation Cases) pending before the Michigan Court of Appeals and the Michigan Supreme Court. An appeal of the Settlement Order was filed with the Michigan Court of Appeals by a group representing some of Consumers' industrial customers and by the Michigan Attorney General ("Appellants"). On March 19, 1996, the Court of Appeals issued a decision which affirmed the Settlement Order. The Appellants unsuccessfully sought further judicial review of the Court of Appeals' decision and that decision has now become final.

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

   On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to PSCR rates) resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "jurisdictional issue"). On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the jurisdictional issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The decision involving the jurisdictional issue has become final, affirming the MPSC's decision. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the jurisdictional issue (approximately $62,000 per month). In addition, MCV agreed to release to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996) relating to the jurisdictional issue, subject to a final resolution between MCV and Consumers as to the appropriate escrow amount and refund of the $1.9 million (discussed above), as a result of the finality of the jurisdictional issue. MCV has not recognized any of these amounts related to the jurisdictional issue as operating revenues.

   The MPSC ruled in the 1993 Reconciliation Case that Consumers could not recover from its retail customers approximately $.6 million of fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW (the "off-peak cap issue"). Consumers had paid into escrow approximately $.4 million of this sum and the balance had been paid to MCV. Consumers and MCV appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals and on November 1, 1996, the Michigan Court of Appeals affirmed the MPSC's decision. MCV and Consumers filed motions for rehearing of the November 1, 1996 Michigan Court of Appeals Order which were denied on January 27, 1997. MCV petitioned the Michigan Supreme Court to review the off-peak cap issue of this case. MCV Management cannot predict the outcome of this proceeding.

   In addition, as part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC, on August 18, 1994, ruled that for 1994 Consumers would not be permitted to recover fixed energy costs for energy associated with the off-peak cap issue. MCV believed the MPSC order on this issue was erroneous and filed an appeal of the MPSC decision. The Michigan Court of Appeals affirmed the MPSC. MCV has petitioned the court for rehearing. Other PSCR Plan and Reconciliation Cases for the years 1994 - 1997 are pending before the MPSC at this time. Consumers has escrowed approximately $2.8 million in 1996 and $1.0 million for the years 1995 and 1994 of fixed energy charges payable to MCV based on the MPSC ruling. MCV Management cannot predict the outcome of these proceedings.

   On September 8, 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers related to three cases: Case No. U-10685, Consumers' electric general rate case; Case No. U-10787, Consumers' request for approval of a special competitive services tariff (Rate SCS); and Case No. U-10754, Consumers' application for approval of revised depreciation rates for electric and common utility plant. MCV is a party to the consolidated proceeding. The settlement agreement proposes approving the jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity is in addition to the 915 MW already approved by the MPSC. Recovery from Consumers retail customers would begin January 1, 1996. The initial average capacity charge recovered would be 2.86 cents per kWh escalating to 3.62 cents per kWh in 2004 and thereafter. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were related to issues not material to MCV. Various parties have petitioned the MPSC for rehearing and may take further judicial appeals. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue and has released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the proceeding paragraph, relating to the off-peak cap issue, subject to a final decision upholding the 325 MW Settlement Order on this issue. The $1.4 million escrowed in 1993, 1994 and 1995 remains in escrow. MCV has not recognized any of these amounts related to the off-peak issue as operating revenues. MCV Management cannot predict the outcome of this proceeding.

   Michigan Electric Industry Restructuring Proceedings

   On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. Generally, the MPSC is considering a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier. The MPSC held three public hearings to receive comments on a "Staff Report on Electric Industry Restructuring" ("Staff Report") prepared by the MPSC staff. The Staff Report recommends a phased-in program (from 1997 through 2004) for this competitive regime known as "direct access" whereby all customers (industrial, commercial and residential) would be eligible to select the electricity supplier of their choice. The report addresses many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The Staff Report recommends recovery by utilities of stranded costs including energy supply costs (such as purchased power contracts previously approved by the MPSC ) incurred during the regulated era that will be above market prices during the new competitive regime proposed in the Staff Report. MCV filed comments to the Staff Report. MCV advocated, among other things, full recovery of PPA charges. On February 5, 1997, the MPSC issued a subsequent order which, among other things, concluded that additional information would be useful for the MPSC to fully evaluate the Staff Report. To that end, four additional public hearings were scheduled, Consumers and Detroit Edison Company (the two largest investor owner utilities in Michigan) were directed to make an informational filing by March 7, 1997 and interested parties were given the opportunity to file written comments by April 7, 1997. On March 7, 1997, Consumers made its informational filing addressing all of the requested issues. Generally, Consumers' filing approved of the Staff Report with certain significant modifications. Of importance to MCV, Consumers' filing stated that Consumers has approximately $1.8 billion of existing transition costs (which includes costs associated with the purchases of capacity from MCV through the year 2007) which would be recovered by a transition charge to be paid by direct access customers. No other proceedings are scheduled by the MPSC at this time. The Michigan legislature has also begun a hearing process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot predict the impact on MCV or the outcome of this proceeding.

   Federal Electric Industry Restructuring

   FERC has jurisdiction over wholesale energy sales in interstate commerce and is moving towards "market" based pricing of electricity in some circumstances as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these developments.

   Other Regulatory Issues

   MCV has been granted a permanent exemption from the Power Plant and Industrial Fuel Use Act of 1978, as amended, relating to the use of natural gas as its primary energy source. This exemption permits MCV to consume gas without restriction as to hours of operation or the capacity of the Facility to consume an alternate fuel.

   The Canadian Gas Contracts require permits from both Canadian and U.S. authorities. All of the suppliers have received approval from Canadian provincial authorities to lift and remove sufficient gas volumes to meet MCV contract requirements and from the National Energy Board ("NEB") to export these volumes. The U.S. Gas Contracts are not subject to regulatory approvals.

   Great Lakes Pricing of Gas Transportation Costs

   In 1990, Great Lakes expanded its interstate pipeline system to accommodate gas purchases from MCV and other customers. Historically, such capital costs were "rolled-in" to the rate base, thus combining the capital cost of common use facility additions with the cost of existing common use facilities for the purpose of determining the transportation rates to be charged to all system shippers. In 1991, FERC issued an order that rejected rolled-in pricing for the MCV-related expansion costs and, instead, imposed incremental pricing which, for MCV, took effect April 1, 1993. The incremental methodology allocates the capital cost of facility additions solely to the new shippers who will gain access to the expanded facilities. FERC's decision was appealed by MCV and others to the United States Court of Appeals for the District of Columbia Circuit, which held that FERC had failed to adequately explain the adoption of incremental rates and remanded the orders to FERC for reconsideration. On July 26, 1995, FERC issued its Order on Remand reversing its prior order and directed Great Lakes to: (i) implement rolled-in rates prospectively beginning October 1, 1995, for the expansion facilities including those applicable to MCV; and (ii) refund to MCV, subject to FERC approval, the principal amount, excluding interest, paid in excess of rolled-in rates. MCV had, from April 1, 1993 to October 1, 1995, reflected in current operating results Great Lakes gas transportation costs associated with incremental pricing. On April 25, 1996, FERC affirmed its Order on Remand as it pertains to the MCV issues described above ("Order on Rehearing"). On June 3, 1996, FERC granted rehearing for further consideration. Rehearing was requested by, among others, MCV for clarification of the timing of refunds, surcharges and interest thereon subsequent to October 1, 1995. On July 31, 1996, FERC clarified its April 25, 1996 order stating that interest on refunds was to commence October 1, 1995 and otherwise denied the relief requested in the petitions for rehearing. In August 1996, MCV recognized in its current operating results approximately $19.0 million (which represented $17.6 million in transportation costs included as a reduction in fuel costs and $1.4 million of accrued interest subsequent to October 1, 1995) of the Great Lakes refund. The FERC Order on Rehearing and its July 31, 1996 order are subject to further administrative and judicial processes, and MCV and others have filed appeals to the United States Court of Appeals for the District of Columbia ("Court of Appeals") challenging certain aspects of the Order on Remand. MCV Management cannot predict the outcome of these proceedings but believes that the likelihood of a reversal by the Court of Appeals of that portion of the FERC Order on Rehearing requiring rolled-in rate treatment is remote.

H. Environmental Matters

   MCV has obtained all material federal, state and local environmental permits necessary to construct and operate the Facility. MCV believes that the Facility complies in all material respects with all applicable federal, state and local environmental regulations and laws. There is no litigation or, to the knowledge of MCV, any administrative proceeding or investigation pending or threatened with respect to environmental issues at the Facility. It is possible that applicable environmental laws and regulations may change, making compliance more costly, time consuming and difficult. Any such changes, however, are likely to apply to similarly situated power plants and not only to the Facility.

   Air Quality. On September 24, 1996, MCV submitted a Renewable Operating Permit ("ROP") Application and received notification that it was administratively complete on October 2, 1996. This determination affords the Facility an "application shield", which authorizes operation of the plant in accordance with its current permits and rules until such time as the ROP application is formally acted upon by the Michigan Department of Environmental Quality ("MDEQ") Air Quality Division. Although the requirements that might be imposed at this time are not yet known, MCV does not currently foresee any impediments to issuance of that ROP. MDEQ Air Quality Division may request additional information during the technical review of the application followed by the issuance of a draft permit for public notice and comment, followed by a final permit. This process could take as much as two years to complete.

   Dow Operations. Portions of the Site were previously owned by Dow. At one time, Dow had a brine pond, a portion of which was on the Site. Brine pipelines previously crossed the Site. Some underground brine lines were capped and abandoned in place. Dow had brine lines running near the Site. One brine well was used by Dow on the Site. Dow brine pipeline spills off the Site are listed on Michigan's "List of Sites of Environmental Contamination" established under Michigan Environmental Response Act ("MERA"). The principal contaminant of concern at the pipeline spill locations is brine. The Site also may have been used for the testing of explosives during the 1950s or the 1960s.

   The Dow Plant, immediately across the Tittabawassee River from the Site, is on Michigan's "List of Sites of Environmental Contamination" established under MERA. The principal contaminants of concern at the Dow Plant are dioxins believed to have originated from chemical product manufacturing.

   While it is possible that MCV or Consumers could incur liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or MERA for Site conditions from previous Dow activities, MCV does not know of any conditions on the Site that MCV believes require cleanup. In any event, to the extent that such liability could be shown to be due to Dow's activities, MCV or Consumers would seek contribution from Dow for any costs incurred in connection with Dow's activities.

   Michigan Department of Natural Resources and the United Stated Environmental Protection Agency required Dow to install a groundwater collection tile system to prevent migration of tertiary treatment pond leakage from Dow's property. The system involves hydraulic monitoring and collection of groundwater at the border of the MCV Site. Installation of the system has been completed. MCV retained an engineering firm (Gilbert Commonwealth Corporation) to review Dow's plans and evaluate the effects on Facility operations and the MCV Site of the groundwater collection tile system. In 1992, Gilbert Commonwealth Corporation issued a report which concluded that the installation of the system "will not materially involve or adversely affect the occupation, use, possession, ownership, operation and maintenance of the Facility." As a result, MCV granted the requested easement to Dow and the groundwater collection tile system was completed in early 1993.

   Noise. MCV has received complaints from nearby residents regarding noise from the Facility. Although the majority of the complaints have stemmed from noise generated by construction, startup and equipment testing, there have been some complaints regarding plant operation noise. In 1990, MCV completed installation of silencers in all of the stacks to reduce plant operation noise. Installation of stack silencers has resulted in a reduction of noise during normal plant operation. MCV has installed a silencer on the hogging air ejector and anti-noise insulation on the gas knockout drum. Additionally, steam venting silencers have been installed on all 12 HRSGs to control noise in connection with startup and shutdown operation. In 1996, MCV installed mufflers on the atmospheric dump valves to reduce noise in the event of a steam turbine trip or during periods when the steam turbines are out of service.

   Environmental Indemnity Agreements. CMS Energy has executed environmental indemnity agreements in favor of the Senior Bond Trustee, the Subordinated Bond Trustee, the Tax-Exempt Trustee (all as defined in Part I, Item 1,
   Section I, "Overall Lease Transaction"), MCV and the holders, from time to time, of the Bonds. Pursuant to these indemnity agreements, CMS Energy has agreed to indemnify these parties and certain related parties against all expense, damage and liability suffered or incurred by them at any time and which is caused by certain classes of environmental matters to the extent these occurred at the Site before June 15, 1990 (with certain exceptions). These matters include (i) the presence of any environmentally hazardous materials at the Site, (ii) any environmentally hazardous activity at the Site and (iii) any event which is a violation of environmental laws affecting the Site (including amendments and supplements to such laws whenever enacted except, in the case of such enactments after June 15, 1990, to the extent they would require installation or modification of equipment). CMS Energy has entered into a similar environmental indemnity agreement for the benefit of the Owner Trustee (in its individual and trust capacities), the Owner Participants (as defined in Part I, Item 1, Section I, "Overall Lease Transaction") and certain related parties. In the agreement in favor of MCV, payments by CMS Energy are subject to a deductible of $20,000 per occurrence and $240,000 in the aggregate. The agreement in favor of MCV terminates when all the Senior Bonds (as defined in Part I, Item 1, Section I, "Overall Lease Transaction") have been paid in full and all the holders of the Bonds (as defined in Part I, Item 1, Section I, "Overall Lease Transaction") have been paid all amounts owed under the general indemnity in the Participation Agreements, except that such indemnity shall not terminate with respect to certain rights arising prior to such final payment.

   MCV has also executed an environmental indemnification agreement in favor of CMS Energy under which it has agreed to indemnify CMS Energy in connection with (i) any violation of the environmental laws by MCV with respect to the Site after June 5, 1988, (ii) the release or disposal of any hazardous materials at, on or to the Site after June 5, 1988 (unless caused by CMS Energy or resulting from hazardous materials at or on the Site prior to June 5, 1988), and (iii) any hazardous activities at the Site after June 5, 1988, provided that CMS Energy may satisfy these obligations only from amounts that are otherwise available for distribution to Partners under the Participation Agreements.

I. Overall Lease Transaction

   General

   Permanent financing for the Facility has been provided through five separate but contemporaneous sale and leaseback transactions (the "Overall Lease Transaction"), pursuant to which MCV sold undivided interests in all of the fixed assets comprising the Facility to the Owner Trustee under five separate owner trusts (the "Owner Trusts") established for the benefit of the Owner Participants. Fleet National Bank (formerly Shawmut Bank) serves as Owner Trustee under each of the Owner Trusts (in each such capacity, an "Owner Trustee" and, collectively, the "Owner Trustees"). Each Owner Trustee leases its undivided interest in the Facility to MCV under one of five separate leases, each having a 25-year base term (the "Basic Lease Term") commencing in 1990. The Overall Lease Transaction was closed in two phases. The first closing (involving pollution control and certain related assets) occurred on March 16, 1990, (the "First Closing" or the "First Closing Date") and the second closing (involving the remainder of the Facility) occurred on June 16, 1990 (the "Second Closing" or the "Second Closing Date").

   Each purchase of an undivided interest in the Facility by an Owner Trustee and the lease of such undivided interest back to MCV constitutes a separate transaction (each, a "Lease Transaction"). The undivided interests are in varying "undivided interest percentages" ranging from approximately 4.4% to 75.5%. Each Lease Transaction was effected through separate, but substantially identical, documents relating to a particular undivided interest, including a Trust Agreement pursuant to which the Owner Participant established the Owner Trust with the Owner Trustee and authorized the Owner Trustee to hold title to its undivided interest on its behalf and lease the same to MCV (each a "Trust Agreement"), a Participation Agreement pursuant to which MCV, the Owner Participant, the Owner Trustee and the various other parties to such Lease Transaction agreed to the terms and conditions thereof (each, a "Participation Agreement"), a Lease Agreement pursuant to which the Owner Trustee leases the undivided interest to MCV (each, a "Lease") and two separate Trust Indentures pursuant to which the Owner Trustee issued Senior Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Senior Note Indenture") and Subordinated Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Subordinated Note Indenture" and, together with the Senior Note Indentures, the "Note Indentures"). The United States Trust Company and First Union National Bank (formerly Meridian Trust Company) are note trustees under the Senior Note Indenture and the Subordinated Note Indenture, respectively (the "Note Trustees"). There is, however, a single Collateral Agency and Intercreditor Agreement (the "Intercreditor Agreement"), executed by the Owner Trustees, MCV, the Note Trustees, the Working Capital Lender (as defined below) and Comerica Bank (formerly the Manufacturers National Bank of Detroit) as collateral Agent (the "Collateral Agent"), which provides for the creation and maintenance of certain reserves, the deposit of all revenues generated by the Facility, the payment of operating expenses, and the distribution of remaining revenues according to the priorities set forth therein to or for the account of the Working Capital Lender, the Note Trustees, the Owner Trustees, MCV and the affiliates of certain Partners (the "Partner Affiliates") which agreed to loan money under specified conditions to MCV pursuant to a standby working capital facility described below. MCV has arranged for a $50 million working capital line (the "Working Capital Facility") with Bank of Montreal (the "Working Capital Lender") which expires August 31, 1997. As security for its obligation to repay advances made under the Working Capital Facility, MCV has granted to the Working Capital Lender a first priority security interest in certain receivables earned by MCV through the sale of electricity, electric generating capacity, natural gas, or steam to third parties, including Dow, Consumers and DCC (the "Earned Receivables") and in MCV's natural gas inventory (the "Natural Gas Inventory"). Payments due under the Working Capital Facility are direct obligations of MCV and will in general have a priority in payment over payments under the Leases (and thus on the Notes, as defined in this Section I, "Overall Lease Transaction -- The Lease Funding," and the Bonds).

   Pursuant to separate Tax Indemnification Agreements between MCV and the Owner Participants (the "Tax Indemnification Agreements"), MCV has agreed to indemnify the Owner Participants against certain adverse federal income tax consequences.

   Statement of Financial Accounting Standards ("SFAS") No. 98, which applies to sale and leaseback transactions entered into after June 30, 1988, specifies the accounting required by generally accepted accounting principles for a seller-lessee's sale and simultaneous leaseback transaction involving real estate, including real estate with equipment. In accordance with SFAS No. 98, the Overall Lease Transaction must be accounted for as a financing obligation and not a sale, since MCV has the option to purchase the undivided interests in the Facility at the end of the Basic Lease Term, which expires on July 23, 2015, and has other forms of continuing involvement with the Facility throughout the Basic Lease Term.

   The Lease obligation is recorded as long-term debt, at the present value of future minimum Lease payments. There is no change to property, plant and equipment as the transaction was accounted for as a financing arrangement for financial reporting purposes. Certain Lease transaction expenses of MCV are recorded as deferred financing costs and amortized using the interest method over the term of the Lease. On an ongoing basis, the monthly accrual for the semi-annual Lease payments will be divided between interest and principal components using the effective interest method.

   The Lease Funding

   Each Owner Trustee has financed the purchase of its undivided interest in the Facility through a combination of equity invested by its related Owner Participant ($556,320,000 in the aggregate) and debt incurred through the issuance of nonrecourse notes by the Owner Trustee under the related Note Indentures, consisting of senior secured notes ($1,200,000,000 in the aggregate) (the "Senior Notes") and subordinated secured notes ($567,180,000 in the aggregate) (the "Subordinated Notes," and together with the Senior Notes, the "Notes"). In order to facilitate the sale of this debt (other than the debt evidenced by the Subordinated Notes pledged to secure the Tax-Exempt Bonds) (as defined below), two funding corporations have been established. Midland Funding Corporation I was established for the purpose of issuing various series of senior bonds (the "Senior Bonds"), each series secured by a pledge of the corresponding series of Senior Notes issued by the five Owner Trustees. Midland Funding Corporation II was established for the purpose of issuing various series of subordinated bonds (the "Subordinated Bonds" and, together with the Senior Bonds, the "Bonds"), each series secured by a pledge of the corresponding series of the Subordinated Notes issued by the five Owner Trustees. These pledged Subordinated Notes are secured pari passu with the Subordinated Notes pledged to secure the Tax-Exempt Bonds issued by the Tax-Exempt Issuer (as defined below). The use of the funding corporations facilitated the sale of debt by permitting the offer and sale of three series of Senior Bonds and two series of Subordinated Bonds, each secured equally and ratably by the corresponding series of Notes issued by each of the five Owner Trusts, thus eliminating the need to offer a greater number of separate series of Notes to the investor. In addition, the use of a corporate obligor facilitates compliance with certain investment laws by certain institutional purchasers of the Senior and Subordinated Bonds. The aggregate principal amount, maturity date, interest rate, redemption provisions and other material terms of each series of the Bonds are identical to those of the Notes pledged as security therefore.

   The Economic Development Corporation of the County of Midland (the "Tax-Exempt Issuer") has issued certain series of tax-exempt bonds (the "Tax-Exempt Bonds"), which are issued under and secured by a tax-exempt collateral trust indenture. The proceeds from the issuance and sale of the Tax-Exempt Bonds were used to finance certain pollution control assets constituting a portion of the Facility. Each series of Tax-Exempt Bonds is secured solely by a corresponding series of Subordinated Notes issued by the Owner Trustees, which are secured by a junior security interest in the undivided interests of the Owner Trustees in the Facility and certain of their rights under and to the related Leases, including rents thereunder and the Lease Collateral, including (subject to the rights of the Working Capital Lender, which include a prior security interest in certain of MCV's receivables and natural gas inventory securing the Working Capital Facility) the revenues and other payments received thereunder. The Subordinated Notes securing the Tax-Exempt Bonds and the Subordinated Notes issued by the Owner Trustees to secure the Subordinated Bonds are secured by junior security interests in a shared collateral pool.

   Security and Sources of Payment

   The sole sources of payment for the Senior Bonds and Subordinated Bonds are certain pledged Senior Notes and pledged Subordinated Notes, respectively, issued by each of the five Owner Trustees and pledged under the Senior Bond Indenture and Subordinated Bond Indenture, respectively. The pledged Senior Notes and pledged Subordinated Notes of each Owner Trustee are nonrecourse obligations of such Owner Trustee payable solely from the rental payments made by MCV under its related Lease and the other security therefor. The Senior Notes are secured by a senior security interest in such Owner Trustee's undivided interest in the Facility and certain of its rights under and to the related Lease, including rents thereunder and the Lease collateral, including (subject to the rights of the Working Capital Lender) the revenues and other payments received thereunder. The Pledged Subordinated Notes are secured on a pari passu basis with the Subordinated Notes pledged to secure the Tax-Exempt Bonds, by a junior lien on and security interest in such collateral. Such lien, security interest and assignment are subordinated to the senior lien, security interest and assignment securing the Senior Notes issued by such Owner Trustee (and pledged to secure the Senior Bonds).

   Additional Senior Notes may be issued (i) to refinance the Senior Notes, in whole but not in part, and (ii) to provide funds for the payment of all or any portion of certain costs associated with certain modifications to the Facility. Additional Subordinated Notes may be issued (i) to support the issuance of up to an additional $366 million principal amount of Subordinated Bonds to MEC Development Corporation ("MDC") (which is unlikely to occur in the foreseeable future), (ii) to refinance any series of Subordinated Notes, in whole or in part, and (iii) to provide funds for the payment of all or any portion of certain costs associated with modifications to the Facility. Any additional Senior and Subordinated Notes will rank pari passu with all Senior and Subordinated Notes, respectively, then outstanding. The aggregate principal amount of Senior and Subordinated Bonds that may be issued is unlimited, provided that at no time may the aggregate principal amount of Senior and Subordinated Bonds exceed the aggregate principal amount of Senior and Subordinated Notes, respectively, then outstanding. The future issuance of additional Senior and Subordinated Bonds (other than for refinancing purposes) would create additional claims against the security for the Note Indentures and the amounts available to repay amounts in respect of the Bonds currently outstanding in the event of foreclosure.

   The rental payments under the Leases are established to provide funds sufficient to service the debt issued by the Owner Trustees and to provide the Owner Participants with a return on their equity investment. MCV is unconditionally obligated to make rental payments under the Leases in amounts sufficient to provide for scheduled payments of the principal of, premium, if any, and interest on the Notes, which amounts, in turn, are equal to scheduled payments of principal of, premium, if any, and interest on the Bonds. MCV has pledged to each Owner Trustee an undivided interest percentage of all revenues to be derived from the operation of the Facility, together with its rights with respect to the PPA, the SEPA, and various other contracts of MCV relating to the Facility (the "Lease Collateral") to secure its rental obligations under the Leases. Neither the Bonds nor the Notes are direct obligations of, or guaranteed by, MCV nor do any Partners of MCV have any liability under the terms of the Notes, the Bonds or the Leases. Neither the Partners nor the Partner Affiliates have any obligations under the Leases, and the obligations of MCV under the Leases and the other documents related to the Overall Lease Transaction are nonrecourse to the Partners and the Partner Affiliates.

   Any default or foreclosure with respect to the undivided interest of an Owner Trustee relates solely to such undivided interest. There is no cross-collateralization among Owner Trustees and the Subordinated Bond trustee as holder of the pledged Subordinated Notes. The Leases, however, contain identical events of default including an event of default related to a failure by MCV to pay principal of or interest on any indebtedness for borrowed money or other financing obligations (including lease obligations) with respect to an amount greater than $10 million.

   Pursuant to the Intercreditor Agreement, a reserve account has been created for the benefit of the holders of the Notes, which has been initially funded with $90 million in cash (the "Reserve Account"). The Intercreditor Agreement further sets forth circumstances under which amounts in the Reserve Account will be adjusted to equal the greater (for so long as the Senior Bonds are outstanding) or the lesser (after the Senior Bonds have been paid in full) of $137 million or the debt portion of basic rent under the Leases payable on the next succeeding basic rent payment date, and limited circumstances under which no more than $10 million contained therein may be withdrawn therefrom to provide working capital. As of February 28, 1997, MCV had funds of $137.0 million in the Reserve Account.

Item 2. PROPERTIES

MCV leases the Facility from the Owner Trustees pursuant to the Leases. For a description of the Facility, see Part I, Item 1, Section C, "The Facility."
For a description of the financing arrangements in connection with the lease of the Facility to MCV, including a description of the liens on the Facility, see
Part I, Item 1, Section I, "Overall Lease Transaction."

The Facility is located on the Site, previously the location of Consumers' abandoned Midland Nuclear Generating Plant in Midland County, Michigan. The Site contains approximately 1,200 acres, including an 880-acre cooling pond.
By a lease dated as of December 29, 1987, Consumers, as fee simple owner, leased the land on which the Facility is located to MCV, CMS Midland and MDC (the "Original Lease"). By Amended and Restated Agreement of Lease dated as of June 9, 1988, such parties amended and restated the Original Lease in its entirety. By five separate instruments, each dated as of June 1, 1990, Consumers and MCV created undivided interests in the amended Original Lease and amended and restated the lease to reflect the creation of such interests (the Original Lease as so amended and restated is referred to as the "Ground Lease"). In connection with the Overall Lease Transaction, MCV assigned to each Owner Trustee an undivided interest in the Ground Lease equal to such Owner Trustee's undivided interest percentage. Each Owner Trustee in turn subleased its undivided interest back to MCV pursuant to separate subleases of the Site.

In addition to leasing the Site, the Ground Lease assigns to MCV appurtenant easement rights for a gas pipeline in Midland and Isabella Counties, Michigan and easements in the City of Midland for a railroad spur track and a water pipeline. The Ground Lease is for a term commencing on December 29, 1987 and ending on December 31, 2035, with two renewal terms of five years each and with additional renewal terms of two years each as provided therein. The annual rental under each of the Ground Leases is equal to the undivided interest percentage of $600,000 per annum through the two five-year renewal terms; thereafter, it is fair market rental. The Ground Leases are fully net leases.

Item 3. LEGAL PROCEEDINGS

Other than as discussed in Part I, Item 1, Section G, "Regulation" there are no pending legal proceedings to which MCV is a party and to which any of its property is subject, that are material in relation to the consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data of MCV. The selected operating and financial position data as of December 31, 1996, 1995, 1994, 1993 and 1992 and for each of the five years ended December 31, 1996 have been derived from audited financial statements. This information should be read in conjunction with Part II, Item 7, "MD&A" and the financial statements and notes thereto included elsewhere herein.

                                                      Years Ended December 31,
                                     ------------------------------------------------------
                                        1996       1995       1994       1993        1992
                                     ---------  ---------  ---------  ---------   ---------
                                                   (Dollars in Thousands)
STATEMENT OF OPERATIONS DATA:
 Operating Revenues                  $ 645,168  $ 617,818  $ 578,741  $ 548,483   $ 487,526
 Operating Income                      227,883    232,347    200,593    186,150     172,836
 Net Income (Loss)                      65,524     60,936     17,689     (2,637)    (17,047)

BALANCE SHEET DATA:  (1)
 Total Assets                        2,363,945  2,360,530  2,372,106  2,399,942   2,435,878
 Capitalization
  Partners' Equity                     199,484    133,960     73,024     55,335      57,972
  Long-Term Debt, Excluding Current
    Maturities                       1,929,241  2,007,815  2,080,005  2,145,886   2,185,358


--------------------

(1)  Balance sheet data consists of the balances at December 31.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

Results of Operations

Overview

For the year ended December 31, 1996, MCV recorded net income of $65.5 million as compared to 1995 net income of $60.9 million. The increase in 1996 earnings is primarily the result of the Great Lakes gas transportation refund and lower interest expense overall. This increase was partially offset by higher natural gas prices, lower capacity payments under the PPA due to the 1996 first quarter equipment problems and higher depreciation expense. For the year ended December 31, 1995, MCV's recorded net income was higher than the 1994 net income by $43.2 million. The increase in 1995 earnings is primarily the result of higher capacity payments under the PPA, lower natural gas prices, lower interest expense and higher interest income. This increase was partially offset by increased depreciation expense.

Operating Revenues

The following represents significant operating revenue statistics for the years ended December 31 (dollars in thousands except average rates):


                                     1996           1995           1994
                                 -------------  -------------  -------------
Operating Revenues                 $  645,168      $ 617,818      $ 578,741

Capacity Revenue                   $  396,244      $ 401,935      $ 363,770
  PPA Contract Capacity (MW)            1,240          1,240          1,132
  PPA Availability                       96.4%          98.1%          97.2%
Electric Revenue                   $  220,803      $ 188,739      $ 188,550
  PPA Delivery as a Percentage
    of Contract Capacity                 89.4%          75.2%          80.5%
  PPA and SEPA
    Electric Deliveries (MWh)      10,286,934      8,693,500      8,503,787
  Average PPA Variable Energy
    Rate ($ / MWh)                 $    17.00      $   17.20      $   17.80
  Average PPA Fixed Energy
    Rate ($ / MWh)                 $     4.10      $    3.90      $    3.60

Steam Revenue                      $   12,851      $  11,874      $  11,151
  Steam Deliveries (Mlbs)           5,215,537      4,680,080      4,521,916

Other Operating Income             $   15,270      $  15,270      $  15,270

Operating Revenues

For the year ended December 31, 1996, MCV's operating revenues increased $27.4 million over 1995 due primarily to higher electric revenue generated under the PPA, which was partially offset by lower capacity revenue under the PPA. The increase in electric revenue of $32.1 million is primarily the result of Consumers' decision to increase MCV's electric dispatch in 1996 consistent with the terms of the 325 MW Proposed Settlement. The capacity revenue reduction of $5.7 million is the result of lower capacity payments under the PPA due primarily to additional scheduled and unscheduled maintenance outages on the gas turbines during the first quarter of 1996.

For the year ended December 31, 1995, MCV's operating revenues increased $39.1 million over 1994 due primarily to increases in capacity revenue. The capacity revenue increase of $38.2 million is primarily the result of higher capacity payments under the PPA due to the increase of the 1995 Contract Capacity level above 1994 and a slightly higher PPA availability due to fewer equipment outages.

Operating Expenses

In 1996, MCV's operating expenses were $417.3 million, which includes $250.5 million of fuel costs. The 1996 fuel costs includes the recognition of the Great Lakes gas transportation refund of approximately $17.6 million (excluding interest). Excluding the Great Lakes refund, fuel costs were $268.1 million. MCV purchased approximately 96.8 billion cubic feet ("bcf") of natural gas, of which 93.2 bcf was consumed at the plant to produce energy and 3.6 bcf was used either for transportation fuel or as a net change to gas in storage. The average commodity cost of fuel for 1996 was $2.37 per MMBtu. In 1995, operating expenses were $385.5 million, which includes $229.6 million of fuel costs. During this period, MCV purchased approximately 83.8 bcf of natural gas, of which 79.6 bcf was consumed at the plant to produce energy and 4.2 bcf was used either for transportation fuel or as a net change to gas in storage. The average commodity cost of fuel for 1995 was $2.24 per MMBtu. The increase in fuel costs of $38.5 million (excluding the Great Lakes refund) for 1996 compared to 1995 is due primarily to an increase in fuel usage resulting from the higher Consumers dispatch level and to an increase in purchases of more expensive long-term gas over short-term purchases due to a substantial rise in short-term market prices over 1995.
This increase was partially offset by lower Great Lakes demand charges as a result of implementing rolled-in rates beginning October 1, 1995.

In 1996, operating expenses other than fuel costs increased $10.9 million over 1995 due primarily to higher depreciation expense, resulting from the amortization of increased payments for hot gas path parts and a provision for the insurance claims on the two gas turbine failures in January 1996. This increase was partially offset by lower property taxes and lower legal fees. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

In 1995, MCV's operating expenses increased $7.3 million over 1994, which includes a $5.5 million decrease in fuel costs. In 1995, MCV increased its gas fuel usage over 1994 by approximately .9 bcf with a decrease in the fuel rate of $0.07 per MMBtu. The decrease in fuel costs was due to the substantial displacement of long-term fuel purchases with lower cost short-term fuel purchases, lower demand charges resulting from the reinstatement of rolled-in pricing in October, 1995 on Great Lakes transportation system and the receipt of a gas transportation rate refund from Panhandle Pipe Line.

In 1995, operating expenses other than fuel costs increased $12.8 million over 1994 due primarily to higher depreciation expense resulting from commencement of amortization of payments under the amended Service Agreement, higher maintenance costs associated with the General Electric Company steam turbine maintenance agreement and increased property taxes due on electric transmission equipment under a facility agreement with Consumers. This increase was partially offset by lower legal fees.

Other Income (Expense)

The increase in interest and other income in 1996 compared to 1995 is due to interest received of approximately $1.4 million on the Great Lakes gas transportation refund and to maintaining a higher average cash investment balance. The 1995 increase compared to 1994 is due to higher interest rates and maintaining a higher average cash investment balance. The decrease in interest expense in 1996 compared to 1995 and in 1995 compared to 1994 is due to a lower principal balance on MCV's financing obligation.

Liquidity and Financial Resources

During 1996 and 1995, net cash generated by MCV's operations was $167.9 million and $140.8 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. No distributions to the Partners for federal tax obligations were made in the last three years; instead, funds totaling $18.1 million, $5.8 million and $9.1 million were retained by MCV as working capital in 1996, 1995 and 1994, respectively, since the Reserve Account was funded to the maximum amount of $137 million in 1994, per the Intercreditor Agreement. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next eighteen years. During 1996, 1995 and 1994, MCV paid the basic rent requirements of $254.7 million, $254.4 million and $232.5 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million Working Capital Facility from Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At December 31, 1996, the borrowing base was $49.1 million. The Working Capital Facility term currently extends to August 31, 1997. MCV did not utilize the Working Capital Facility during 1996, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet working capital shortfalls, which might occur.

Since January 1992, MCV has experienced a reduction in the energy charges it is paid for electricity under the PPA due both to declining coal costs at Consumers' generating plants and Consumers' ability, under the "regulatory out" provisions of the PPA, to withhold fixed energy charges for available but undelivered energy. If there are continued reductions in energy charges relative to MCV's cost of fuel used in production, there could be a material adverse impact on MCV's ability to make future rental payments out of cash flow from operations. For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of December 31, 1996, there was $261.9 million (which includes $60.0 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

Inflation

MCV does not expect inflation to have a significant effect on future results of operations in the near term. MCV's gas contracts have a fixed price in a base year which is subject to adjustment under various methods -- a fixed escalator, an index based on Consumers' energy charges under the PPA, or a combination thereof -- which permits the seller to increase the price by the greater of the fixed escalator or the energy charge index. Management believes these provisions provide a measure of relief from inflation risks inasmuch as none of the long term gas contracts are indexed either to the price of natural gas or to the rate of general inflation. Under the terms of MCV's financing obligations under the Overall Lease Transaction, all of the outstanding long-term borrowings are at fixed rates.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of the Partnership is also influenced by economic factors, weather conditions, pricing and transportation of commodities and inflation, among other important factors. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA, and maintenance of the Facility's QF status.

Operating Outlook. Approximately 65% of PPA revenues are capacity payments which are based on the Facility's availability. PPA availability was 96.4% in 1996, 98.1% in 1995 and 97.2% in 1994. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbine. MCV expects long-term PPA availability to exceed 90%.

In 1991 and 1992, several GTGs experienced cracking in the hot gas casing which, in two cases, caused extensive damage to the turbine blades. As a result of the cracking problems, modifications were made on all GTGs and MCV and ABB Power implemented a program of hot gas casing inspections for all GTGs. During 1994, ABB Power completed an analysis of cracking problems present in two of the modified GTG hot gas casings and determined that additional modifications should be made to the hot gas casings. New hot gas casings which include these modifications have been installed on all of the GTG units.

In January 1996, two additional GTGs experienced severe cracking in the hot gas casing (one of which included the newest hot gas casing modifications), causing extensive damage to the turbine blades and vanes. MCV immediately inspected all of the remaining GTG hot gas casings for evidence of cracking and identified an additional five GTGs which required casing replacements. During the first quarter of 1996, MCV and ABB Power increased the frequency of inspections on these units which resulted in additional scheduled and unscheduled maintenance outages. Extensive analysis and review by MCV and ABB Power has concluded that crack initiation tended to start in high stress areas of the hot gas casing and that pulsations were the key factor in crack propagation in these units. MCV and ABB Power have modified the burner geometry of all the turbines which has significantly reduced pulsations in the hot gas casings. MCV has also installed additional measuring devices to detect any pulsations which are suspected of accelerating crack propagation. In addition, MCV and ABB Power continue to study whether any modifications are needed in the high stress areas of the hot gas casings. MCV currently performs GTG inspections on all units approximately every 2000 hours. MCV believes that the burner modifications have resolved the pulsation problems and there should be no significant future impacts on plant availability or efficiency from pulsations, although no assurance can be given that additional equipment problems will not occur.

The cost of casing replacements and modifications is covered by ABB Power (with the exception of insurable events) pursuant to the amended Service Agreement, under which ABB Power is providing hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections which are expected to be completed by year end 2002.

MCV's insurance carriers continue to monitor and review all the GTG inspection findings. At this time, MCV currently maintains property insurance policies that include the hot gas casing equipment and are in effect through the second quarter of 1998. Failure to maintain insurance, subject to certain exceptions, not currently applicable, is an Event of Default under the Overall Lease Transaction.

Natural Gas. The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. While MCV continues to pursue the acquisition of fuel supply beyond the year 2002, MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts.

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through December 1996, the energy charge (fixed and variable) paid to MCV has declined by .20 cents per kWh, while the average variable cost of delivered fuel has risen by $0.18 per MMBtu.

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

Energy Payments Under the PPA. On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to PSCR rates) resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "jurisdictional issue"). On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the jurisdictional issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The decision involving the jurisdictional issue has become final, affirming the MPSC's decision. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the jurisdictional issue (approximately $62,000 per month). In addition, MCV agreed to release to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996) relating to the jurisdictional issue, subject to a final resolution between MCV and Consumers as to the appropriate escrow amount and refund of the $1.9 million (discussed above), as a result of the finality of the jurisdictional issue. MCV has not recognized any of these amounts related to the jurisdictional issue as operating revenues.

The MPSC ruled in the 1993 Reconciliation Case that Consumers could not recover from its retail customers approximately $.6 million of fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW (the "off-peak cap issue"). Consumers had paid into escrow approximately $.4 million of this sum and the balance had been paid to MCV. Consumers and MCV appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals and on November 1, 1996, the Michigan Court of Appeals affirmed the MPSC's decision. MCV and Consumers filed motions for rehearing of the November 1, 1996 Michigan Court of Appeals Order which were denied on January 27, 1997.
MCV petitioned the Michigan Supreme Court to review the off-peak cap issue of this case. MCV Management cannot predict the outcome of this proceeding.

In addition, as part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC, on August 18, 1994, ruled that for 1994 Consumers would not be permitted to recover fixed energy costs for energy associated with the off-peak cap issue. MCV believed the MPSC order on this issue was erroneous and filed an appeal of the MPSC decision. The Michigan Court of Appeals affirmed the MPSC. MCV has petitioned the court for rehearing. Other PSCR Plan and Reconciliation Cases for the years 1994 - 1997 are pending before the MPSC at this time. Consumers has escrowed approximately $2.8 million in 1996 and $1.0 million for the years 1995 and 1994 of fixed energy charges payable to MCV based on the MPSC ruling. MCV Management cannot predict the outcome of these proceedings.

On September 8, 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers related to three cases: Case No. U-10685, Consumers' electric general rate case; Case No. U-10787, Consumers' request for approval of a special competitive services tariff (Rate SCS); and Case No. U-10754, Consumers' application for approval of revised depreciation rates for electric and common utility plant. MCV is a party to the consolidated proceeding. The settlement agreement proposes approving the jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity is in addition to the 915 MW already approved by the MPSC. Recovery from Consumers retail customers would begin January 1, 1996. The initial average capacity charge recovered would be 2.86 cents per kWh escalating to 3.62 cents per kWh in 2004 and thereafter. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were related to issues not material to MCV. Various parties have petitioned the MPSC for rehearing and may take further judicial appeals. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue and has released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the proceeding paragraph, relating to the off-peak cap issue, subject to a final decision upholding the 325 MW Settlement Order on this issue. The $1.4 million escrowed in 1993, 1994 and 1995 remains in escrow. MCV has not recognized any of these amounts related to the off-peak issue as operating revenues. MCV Management cannot predict the outcome of this proceeding.

Michigan Electric Industry Restructuring Proceedings. On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. Generally, the MPSC is considering a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier. The MPSC held three public hearings to receive comments on a "Staff Report on Electric Industry Restructuring" ("Staff Report") prepared by the MPSC staff. The Staff Report recommends a phased-in program (from 1997 through 2004) for this competitive regime known as "direct access" whereby all customers (industrial, commercial and residential) would be eligible to select the electricity supplier of their choice. The report addresses many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The Staff Report recommends recovery by utilities of stranded costs including energy supply costs (such as purchased power contracts previously approved by the MPSC ) incurred during the regulated era that will be above market prices during the new competitive regime proposed in the Staff Report. MCV filed comments to the Staff Report. MCV advocated, among other things, full recovery of PPA charges. On February 5, 1997, the MPSC issued a subsequent order which, among other things, concluded that additional information would be useful for the MPSC to fully evaluate the Staff Report. To that end, four additional public hearings were scheduled, Consumers and Detroit Edison Company (the two largest investor owner utilities in Michigan) were directed to make an informational filing by March 7, 1997 and interested parties were given the opportunity to file written comments by April 7, 1997. On March 7, 1997, Consumers made its informational filing addressing all of the requested issues. Generally, Consumers' filing approved of the Staff Report with certain significant modifications. Of importance to MCV, Consumers' filing stated that Consumers has approximately $1.8 billion of existing transition costs (which includes costs associated with the purchases of capacity from MCV through the year 2007) which would be recovered by a transition charge to be paid by direct access customers. No other proceedings are scheduled by the MPSC at this time. The Michigan legislature has also begun a hearing process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot predict the impact on MCV or the outcome of this proceeding.

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales in interstate commerce and is moving towards "market" based pricing of electricity in some circumstances as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these developments.

Maintaining QF Status. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. The tests are applied on a calendar year basis. The Facility has achieved the applicable Efficiency Percentage of 42.5% in each year since commercial operation, and in 1996 and 1995 the Facility achieved an Efficiency Percentage in excess of 45%.

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances. Such termination would likely lead to a loss of QF status for the Facility. The amounts of steam that Dow is obligated to take under the SEPA are expected to be sufficient to allow the Facility to maintain a Thermal Percentage of 5% (which would require the Facility to achieve the 45% PURPA Efficiency Percentage) but will not be sufficient to allow the Facility to maintain a Thermal Percentage of 15% (which would allow a reduction of the required PURPA efficiency standard to 42.5%). As a result of Consumers' decision to increase MCV's electric dispatch in 1996 consistent with the terms of the 325 MW Settlement Order, energy deliveries under the PPA could exceed 90% of Contract Capacity in the future. In that event, Dow and DCC steam purchases must average approximately 600,000 lbs/hour for the Facility to achieve a 15% Thermal Percentage. Higher levels of electric energy deliveries will require higher levels of steam purchases in order to achieve a 15% Thermal Percentage.

Under an agreement signed November 1, 1994, Dow began purchasing steam for its corporate center in October 1995, which has added an annual average of approximately 22,000 lbs/hr in steam sales. Under an agreement signed November 15, 1995, DCC began purchasing steam for its Midland site in July 1996, a use MCV believes will add an annual average of approximately 115,000 lbs/hr in steam sales. Dow and DCC steam purchases for the year 1996 averaged 593,754 lbs/hr reflecting, in part, the steam sales to DCC which began in mid July 1996. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage even if electricity deliveries under the PPA exceed 90% of Contract Capacity.

MCV believes that, given projected levels of steam and electricity sales, and through diligent management of the issue, the Facility will be able to maintain QF Certification and should be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF certification. In 1996, MCV achieved an Efficiency Percentage of 45.5% and an Thermal Percentage of 15.0%.

PanEnergy Corp ("PanEnergy"), the parent company of Source Midland Limited Partnership ("Source Midland"), one of the general partners of MCV, announced on November 25, 1996, that its Board of Directors had approved a definitive merger agreement with Duke Power Company. The merger remains subject to regulatory and shareholder approvals. To the extent that the merger would cause Source Midland to be regulated as a utility under PURPA, Source Midland would be required by the MCV Limited Partnership Agreement to divest itself of its interest in MCV in order to keep the utility ownership in MCV below 50% in compliance with PURPA QF ownership limitations.

The loss of QF status could, among other things, cause the Facility to lose its right under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements, including the FPA (under which FERC has authority to establish rates for electricity, which may be different than existing contractual rates). If the Facility were to lose its QF status, the Partners of MCV, the Owner Participants, the bank acting as the Owner Trustee and their respective parent companies could become subject to regulation under the 1935 Act (under which, among other things, the Securities and Exchange Commission has authority to order divestiture of assets under certain circumstances). The loss of QF status would not, however, entitle Consumers to terminate the PPA. Under the PPA, Consumers is obligated to continue purchasing power from MCV at FERC-approved rates (provided that the FERC-approved rates do not exceed the existing contractual rates) and MCV, not Consumers, is entitled to terminate the PPA (which MCV has covenanted not to do under the Participation Agreements). There can be no assurance that FERC-approved rates would be the same as the rates currently in effect under the PPA. If the FERC-approved rates are materially less than the rates under the PPA, MCV may not have sufficient revenue to make rent payments under the Overall Lease Transaction.

The loss of QF status would constitute an Event of Default under the Lease (and a corresponding Event of Default under the Indenture) unless, among other requirements, FERC approves (or accepts for filing) rates under the PPA or other contracts of MCV for the sale of electricity sufficient to meet certain target coverage ratios (as defined in the Overall Lease Transaction).

See Part II, Item 8, "Financial Statements and Supplementary Data -- Notes 1 through 7 to the Consolidated Financial Statements for a further discussion of associated risks and contingencies".

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants and Financial Statements are set forth on Pages F-2 to F-19 of this Annual Report on Form 10-K and are hereby incorporated herein.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING MATTERS

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information with respect to those individuals who serve as executive officers of MCV as well as those individuals who serve as members of its Management Committee, with their ages in parenthesis. The executive officers of MCV are each appointed by the Management Committee and serve until his or her successor is duly chosen or until his or her death, ineligibility to serve, resignation or removal by the Management Committee. Members of the Management Committee are each appointed by a General Partner and serve until his or her successor is appointed by the appropriate General Partner. Members of the Management Committee receive no compensation from MCV for serving on the Management Committee. For a discussion of the relationships between members of the Management Committee, Executive Officers and the Partners, the ownership interests of each of the general and limited partners of MCV, and the voting percentages of each of the members of the Management Committee, see Part III,
Item 12, "Security Ownership of Certain Beneficial Owners and Management" and
Part III, Item 13, "Certain Relationships and Related Transactions."

Management Committee

William T. McCormick, Jr.  (52)  Management Committee Chairman

David A. Arledge           (52)  Management Committee Member

Peter Giller               (54)  Management Committee Member

Paula G. Rosput            (40)  Management Committee Member

Executive Officers

James M. Kevra             (48)  President and Chief Executive Officer

James A. Mooney            (57)  Vice President of Engineering, Operations and
                                 Construction

Gary B. Pasek              (41)  General Counsel and Secretary

James M. Rajewski          (49)  Vice President and Controller

Stephen A. Shulman         (40)  Vice President of Finance and Treasurer

LeRoy W. Smith             (55)  Vice President of Gas Supply


William T. McCormick, Jr. has served as Chairman of the Management Committee of MCV since its creation in January, 1987. Mr. McCormick has served as Chairman of the Board, Chief Executive Officer and Director of CMS Energy (diversified energy holding company) since it was incorporated in February 1987 and as Chairman of Consumers since November 1985.

David A. Arledge has served as a member of the Management Committee since July 1988. Mr. Arledge is also President and Chief Executive Officer of The Coastal Corporation (diversified energy holding company) and has held this position since October 1995. Prior to becoming Chief Executive Officer, Mr. Arledge was Chief Operating Officer of The Coastal Corporation from March, 1994. He is also serving as a director of Coastal and of Coastal Midland, Inc., an affiliate of Coastal and has held these positions since February 1988 and April 1989, respectively. He has held various executive positions in Coastal and numerous subsidiaries of Coastal for at least the last five years.

Peter Giller has served as a member of the Management Committee since June 1990. Mr. Giller is also serving as President of ABB Energy Ventures Inc. (engaged in power plant development) and has held this position since May 1989.

Paula Rosput has served as a member of the Management Committee since July 1995. Ms. Rosput has been President of PanEnergy Power Services, Inc. (engaged in independent power marketing), a subsidiary of PanEnergy, since May 1995, and President of Source Cogeneration Company, Inc. (engaged in the electric power business), an affiliate of PanEnergy, since June 1995, and also serves on PanEnergy's Management Committee. Ms. Rosput previously served as Senior Vice President of Pacific Gas Transmission Company (engaged in the transportation of natural gas), a position she held from 1988 to April 1995.

James M. Kevra has served as President and Chief Executive Officer of MCV since July 1995. Mr. Kevra has served as a member of the Management Committee from April 1992 to June 1995. Mr. Kevra has previously served as President of Pan National Gas Sales, Inc. (engaged in the marketing of liquefied natural gas), a subsidiary of PanEnergy, and held that position from February 1995 to June 1995, was Vice President of Centana Energy Corporation (engaged in the gathering and processing of natural gas), a subsidiary of PanEnergy, and was Vice President of Planning for Panhandle Eastern Pipe Line Company (engaged in the interstate transportation of natural gas). Mr. Kevra also served as the President of Source Cogeneration Company, Inc., (an affiliate of PanEnergy) and served in that capacity from April 1992 to June 1995.

James A. Mooney has served as Vice President of Engineering, Operations and Construction of MCV since October 1987.

Gary B. Pasek has served as General Counsel and Secretary of MCV since May 1995. From 1991 until joining MCV, Mr. Pasek was Assistant General Counsel and Assistant Secretary of the Illinois Power Company ("IP") (an investor owned electric and gas utility) as well as General Counsel and Secretary of Illinova Generating Company ("IGC") (an independent power generation company); both IP and IGC are affiliates of Illinova Corporation. Prior to his employment at IP Mr. Pasek was in the private practice of law since 1980.

James M. Rajewski has served as Vice President and Controller of MCV since January 1988.

Stephen A. Shulman has served as Vice President of Finance and Treasurer since February 1994. From February 1990 to February 1994 he served as Treasurer and Manager of Financial Analysis.

LeRoy W. Smith has served as Vice President of Gas Supply of MCV since July
1988.

Item 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth certain compensation data with respect to the chief executive officer and four other most highly compensated executive officers of MCV for each of the three years ended December 31, 1996, 1995 and 1994.

                           Summary Compensation Table

                                                                                  Long Term
                                                                                 Compensation
                                                                                --------------
                                              Annual Compensation
          Name                   ---------------------------------------------    Long Term
           and                                                Other Annual      Incentive Plan     All Other
   Principal Position      Year  Salary ($)  Bonus ($)(a)  Compensation ($)(b)   Payout($)(c)   Compensation($)
-------------------------  ----  ----------  ------------  -------------------  --------------  ---------------
James M. Kevra             1996   200,535      112,300             --                 --            40,270(d)
President and              1995   100,267       55,000            4,650               --            22,770
Chief Executive Officer
(commencing 7/1/95)

James A. Mooney            1996   163,247       57,991             --                 --            35,637(e)
Vice President of          1995   158,989       71,100             --                 --            35,617
Engineering, Operations    1994   149,570       50,200             --               26,000          34,265
and Construction

LeRoy W. Smith             1996   140,425       57,525             --                 --            23,551(f)
Vice President of          1995   138,016       65,570             --                 --            23,234
Gas Supply                 1994   128,955       54,000             --               17,800          21,883

Gary B. Pasek              1996   134,403       49,347             --                 --            20,135(g)
General Counsel &          1995    82,595       29,792           17,075               --            12,000
Secretary
(commencing 5/15/95)

Stephen A. Shulman         1996   122,382       42,439             --                 --            18,335(h)
Vice President of Finance  1995   118,109       47,016             --                 --            11,802
and Treasurer              1994   107,849       42,200             --               8,700           10,087

------------

(a)  Represents bonuses accrued under the Senior Management Incentive Plan.

(b) Represents relocation costs (including tax reimbursements) paid either to or on behalf of Mr. Kevra and Mr. Pasek in connection with their moves to MCV.

(c) Represents bonuses accrued under the Senior Management Long Term Incentive Plan which was terminated in 1995.

(d) Includes company contributions of $7,500 to the 401(k) Savings Plan, $13,000 to the Defined Contribution Retirement Plan, $12,769 to the Supplement Retirement Plan and $7,001 to the Excess Benefit Plan.

(e) Includes company contributions of $7,500 to the 401(k) Savings Plan, $13,000 to the Defined Contribution Retirement Plan, $11,914 to the Supplemental Retirement Plan and $3,223 to the Excess Benefit Plan.

(f) Includes company contributions of $6,981 to the 401(k) Savings Plan, $13,519 to the Defined Contribution Retirement Plan, $2,608 to the Supplemental Retirement Plan and $443 to the Excess Benefit Plan.

(g) Includes company contributions of $6,712 to the 401(k) Savings Plan and $13,423 to the Defined Contribution Retirement Plan.

(h) Includes company contributions of $6,112 to the 401(k) Savings Plan and $12,223 to the Defined Contribution Retirement Plan.


Compensation Committee Interlocks and Insider Participation

The members of the Management Committee also serve as members of MCV's Compensation Committee. Members of the Compensation Committee are each appointed by a General Partner and serve until his or her successor is appointed by the appropriate General Partner. No member of the Compensation Committee was or is an officer or employee of MCV. Members of the Compensation Committee receive no compensation from MCV.

Mr. Arledge is a member of the Compensation Committee of MCV as well as President and Chief Executive Officer and Director of Coastal and Coastal Midland, Inc. Coastal Midland, Inc. and affiliates of Coastal have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1996, Coastal affiliates engaged in transactions with MCV which included the sale of natural gas, sale of natural gas transportation and various natural gas marketing services that amounted in aggregate to approximately $40.9 million. A similar level of transactions is expected to occur in 1997.

Mr. Giller is a member of the Compensation Committee of MCV as well as President of ABB Energy Ventures Inc. Affiliates of ABB Energy Ventures have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1996, ABB affiliates engaged in transactions with MCV which included the inspections and repairs of the GTGs and the sale of spare parts for the GTGs that aggregated to approximately $30.6 million. A similar level of transactions is expected to occur in 1997. In addition, ABB has made a cash withdrawal from the Partnership in the amount of $4.3 million (including accrued interest) in exchange for a letter of credit pursuant to the Participation Agreement.

Mr. McCormick is Chairman of the Compensation Committee of MCV as well as Chairman of the Board and Director of CMS Energy and Consumers. CMS Energy and its affiliates have the following direct and indirect interests in MCV and the
Facility: CMS Midland Holdings Company has a partnership interest in MCV, representing indirectly a 35% equity interest in the Facility; CMS Midland has a 49% general partnership interest in MCV; and Consumers has contractual obligations under the PPA to purchase electric capacity and related energy from MCV, has contractual obligations under various backup agreements among MCV, Consumers and Dow to assure a continuous supply of steam and electricity to Dow in the event the SEPA is terminated, has contractual obligations to enter into transmission service agreements with other utilities for MCV's benefit, and has leased undivided interests in the Site to the Owner Trustees (as MCV's assignees) pursuant to the Ground Lease. In 1996, Consumers purchased electric capacity and related energy from the Facility that aggregated approximately $598.1 million. In addition, CMS Energy affiliates have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1996, CMS Energy affiliates engaged in transactions with MCV which included the sale of natural gas, the sale of natural gas transportation, the sale of natural gas storage and the purchase of natural gas that amounted in aggregate to approximately $28.0 million. A similar level of transactions is expected to occur in 1997.

Ms. Rosput is a member of the Compensation Committee of MCV and has served in this capacity since July, 1995; she also serves as President of PanEnergy Power Services, Inc., and Source Cogeneration Company, Inc., which are affiliates of PanEnergy. Affiliates of PanEnergy have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1996, PanEnergy affiliates engaged in transactions with MCV which included the sale of natural gas, sale of natural gas transportation, and the purchase of natural gas that amounted in aggregate to approximately $20.8 million. A similar level of transactions is expected to occur in 1997.

For further detailed discussions of MCV's contracts and leases with Partners, see Part I, Item 1, Section E, "Contracts", Item 2, "Properties" and Part II,
Item 8, "Financial Statements and Supplementary Data -- Note 9 to the Consolidated Financial Statements."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is given with respect to the Partners of MCV, its Management Committee members and all Management Committee members and officers as a group.

Security Ownership of Certain Beneficial Owners

                                                                                 Amount and Nature of Beneficial Ownership(a)
                                                                                 --------------------------------------------
                                                                                 Approximate Percent     Approximate Percent
Title of Class                     Name and Address of Beneficial Owner            of Voting Rights    of  Partnership Interest
--------------                     ------------------------------------          -------------------   ------------------------
General Partnership Interest     CMS Midland, Inc.                                 49.0%                 49.0%
                                 212 West Michigan Avenue
                                 Jackson, MI  49201

General Partnership Interest     Source Midland Limited Partnership (b)            24.2%                 18.1%
                                 5400 Westheimer Court
                                 Houston, TX 77010

General Partnership Interest     Coastal Midland, Inc.                             14.6%                 10.9%
                                 Coastal Tower
                                 Nine Greenway Plaza
                                 Houston, TX 77046

General Partnership Interest     MEI Limited Partnership                           12.2%                  9.1%
                                 c/o ABB Energy Ventures
                                 202 Carnegie Center
                                 Princeton, NJ 08540

Limited Partnership Interest     The Dow Chemical Company                           --                    7.5%
                                 2030 Dow Center
                                 Midland, MI 48674

Limited Partnership Interest     Micogen Limited Partnership                        --                    4.5%
                                 Fluor Daniel Corporation
                                 3333 Michelson Drive
                                 Irvine, CA 92730

Limited Partnership Interest     C-E Midland Energy, Inc.                           --                    0.9%
                                 c/o ABB Energy Ventures
                                 202 Carnegie Center
                                 Princeton, NJ 08540

Limited Partnership Interest     Alanna Corporation                                 --                    0.00001%
                                 c/o MCV Limited Partnership
                                 100 Progress Place
                                 Midland, MI 48640

                                                                                  -----                 -----

                                                                                  100.0%                100.0%

---------------

(a) Each partner has sole voting and investment power with respect to its general partnership interest. Limited partners have no voting rights, except in consenting (with the General Partners) to certain specified acts of the Management Committee. MCV is a limited partnership wholly owned by its Partners. Beneficial interests in the partnership are not available to any persons other than the Partners. Accordingly, none of the members of the Management Committee and none of the executive officers of MCV have any beneficial ownership in MCV.

(b) Source Midland Limited Partnership is an affiliate of PanEnergy Corp which announced on November 25, 1996, that along with Duke Power Company, its Board of Directors has approved a definitive merger agreement to create an integrated energy company. Upon completion of the merger, Duke Power Company will change its name to Duke Energy Corporation and PanEnergy Corp will be a wholly-owned subsidiary of Duke Energy Corporation. The merger is anticipated to be completed by the end of 1997.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Part III, Item 11, "Executive Compensation -- Compensation Committee Interlocks and Insider Partnerships."

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1. Financial statements.

       The following consolidated financial statements are as of December 31, 1996 and 1995 or for each of the three years ended December 31, 1996, 1995 and 1994.


                                                                         Page
                                                                         ----
       Index to Consolidated Financial Statements and
         Supplemental Schedules                                          F-1
       Report of Independent Public Accountants                          F-2
       Consolidated Balance Sheets                                       F-3
       Consolidated Statements of Operations                             F-4
       Consolidated Statements of Partners' Equity                       F-5
       Consolidated Statements of Cash Flows                             F-6
       Notes to Consolidated Financial Statements                        F-7


    2. All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

    3. The Exhibits that are filed or incorporated by reference as part of this report are listed in the Exhibit Index filed herewith.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of 1996.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                      Page Reference
                                                                                                    in Annual Report on
                                                                                                         Form 10-K
                                                                                                    -------------------

Report of Independent Public Accountants                                                                  F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995                                              F-3

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994                F-4

Consolidated Statements of Partners' Equity for the Years Ended December 31, 1996, 1995 and 1994          F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994                F-6

Notes to Consolidated Financial Statements                                                                F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners and the Management Committee of the Midland Cogeneration Venture Limited Partnership:


We have audited the accompanying consolidated balance sheets of the MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP (a Michigan limited partnership) and subsidiaries (MCV) as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of MCV's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Midland Cogeneration Venture Limited Partnership and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                             Arthur Andersen LLP


Detroit, Michigan,
January 24, 1997.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
                                 (In Thousands)


                                                                      1996         1995
                                                                   ----------   ----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents (Note 2)                                $  209,959   $  163,953
 Restricted cash and cash equivalents (Notes 2 and 3)                  14,041       13,455
 Accounts receivable (Notes 5 and 9)                                   73,811       64,021
 Gas inventory (Notes 2 and 5)                                         13,539       14,396
 Prepaid expenses                                                       4,078        1,053
                                                                   ----------   ----------

  Total current assets                                                315,428      256,878
                                                                   ----------   ----------

PROPERTY, PLANT AND EQUIPMENT (Notes 2 and 5):
 Property, plant and equipment                                      2,403,640    2,357,881
 Pipeline                                                              21,222       21,410
                                                                   ----------   ----------

  Total property, plant and equipment                               2,424,862    2,379,291

 Accumulated depreciation                                            (535,590)    (431,749)
                                                                   ----------   ----------

  Net property, plant and equipment                                 1,889,272    1,947,542
                                                                   ----------   ----------

OTHER ASSETS:
 Restricted non-current cash and cash equivalents (Notes 2 and 3)     143,049      139,852
 Deferred financing costs, net of accumulated amortization
  of $8,231 and $7,059, respectively (Notes 2 and 5)                   10,346       11,518
 Materials, supplies and other (Note 2)                                 5,850        4,740
                                                                   ----------   ----------

  Total other assets                                                  159,245      156,110
                                                                   ----------   ----------
TOTAL ASSETS                                                       $2,363,945   $2,360,530
                                                                   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities (Notes 4 and 9)          $   67,539   $   54,390
 Interest payable (Note 5)                                             88,652       91,840
 Current portion of long-term debt (Note 5)                            78,574       72,190
                                                                   ----------   ----------

  Total current liabilities                                           234,765      218,420
                                                                   ----------   ----------

NON-CURRENT LIABILITIES:
 Long-term debt (Note 5)                                            1,929,241    2,007,815
 Other                                                                    455          335
                                                                   ----------   ----------

  Total non-current liabilities                                     1,929,696    2,008,150
                                                                   ----------   ----------

COMMITMENTS AND CONTINGENCIES (Notes 1, 5, 6 and 7)

TOTAL LIABILITIES                                                   2,164,461    2,226,570
                                                                   ----------   ----------

PARTNERS' EQUITY (Note 9):                                            199,484      133,960
                                                                   ----------   ----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                             $2,363,945   $2,360,530
                                                                   ==========   ==========


        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)



                                              1996        1995        1994
                                            ---------   ---------   ---------
 OPERATING REVENUES (Notes 2, 6, 7 and 9):
  Capacity                                  $ 396,244   $ 401,935   $ 363,770
  Electric                                    220,803     188,739     188,550
  Steam and other                              28,121      27,144      26,421
                                            ---------   ---------   ---------

   Total operating revenues                   645,168     617,818     578,741
                                            ---------   ---------   ---------

 OPERATING EXPENSES:
  Fuel costs                                  250,511     229,637     235,088
  Depreciation                                104,189      93,683      82,530
  Operations                                   15,585      13,796      13,423
  Maintenance                                  13,885      12,145      10,087
  Property and single business taxes           25,947      27,565      25,062
  Administrative, selling and general           7,168       8,645      11,958
                                            ---------   ---------   ---------

   Total operating expenses                   417,285     385,471     378,148
                                            ---------   ---------   ---------

 OPERATING INCOME                             227,883     232,347     200,593
                                            ---------   ---------   ---------

 OTHER INCOME (EXPENSE):
  Interest and other income                    18,420      15,637       9,865
  Interest expense                           (180,779)   (187,048)   (192,769)
                                            ---------   ---------   ---------

   Total other income (expense), net         (162,359)   (171,411)   (182,904)
                                            ---------   ---------   ---------

 NET INCOME                                 $  65,524   $  60,936   $  17,689
                                            =========   =========   =========













        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)




                                       General   Limited
                                      Partners  Partners     Total
                                      --------  --------  --------
BALANCE, DECEMBER 31, 1993            $ 36,811   $18,524  $ 55,335

Net income                              15,401     2,288    17,689
                                      --------  --------  --------

BALANCE, DECEMBER 31, 1994              52,212    20,812    73,024

Net income                              53,052     7,884    60,936
                                      --------  --------  --------

BALANCE, DECEMBER 31, 1995             105,264    28,696   133,960

Net income                              57,048     8,476    65,524
                                      --------  --------  --------

BALANCE, DECEMBER 31, 1996            $162,312   $37,172  $199,484
                                      ========  ========  ========


































        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)



                                                                    1996       1995       1994
                                                                  --------   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $ 65,524   $ 60,936   $ 17,689

 Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation and amortization                                     105,361     94,896     83,780
 Increase in accounts receivable                                    (9,790)    (6,432)    (6,559)
 (Increase) decrease in gas inventory                                  857        (29)    (2,722)
 Increase in prepaid expenses                                       (3,025)      (385)       (93)
 Increase in materials, supplies and other                          (1,110)    (1,584)      (271)
 Increase (decrease) in accounts payable and accrued liabilities    13,149     (3,468)      (159)
 Decrease in interest payable                                       (3,188)    (2,908)    (1,743)
 Increase (decrease) in other non-current liabilities                  120       (255)      (165)
                                                                  --------   --------   --------
  Net cash provided by operating activities                        167,898    140,771     89,757
                                                                  --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Plant modifications and purchases of plant and equipment          (45,919)   (29,133)   (25,556)
                                                                  --------   --------   --------
  Net cash used in investing activities                            (45,919)   (29,133)   (25,556)
                                                                  --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of financing obligation                                 (72,190)   (65,881)   (39,472)
 Increase in restricted non-current cash and cash equivalents       (3,197)    (1,329)    (9,102)
                                                                  --------   --------   --------
  Net cash used in financing activities                            (75,387)   (67,210)   (48,574)
                                                                  --------   --------   --------

NET INCREASE IN CASH, CASH EQUIVALENTS
 AND RESTRICTED CASH -- CURRENT                                     46,592     44,428     15,627

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
 AT BEGINNING OF PERIOD                                            177,408    132,980    117,353
                                                                  --------   --------   --------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
 AT END OF PERIOD                                                 $224,000   $177,408   $132,980
                                                                  ========   ========   ========















The  accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) THE PARTNERSHIP AND ASSOCIATED RISKS

    Midland Cogeneration Venture Limited Partnership ("MCV") was organized to construct, own and operate a combined-cycle, gas-fired cogeneration facility (the "Facility") located in Midland, Michigan. MCV was formed on January 27, 1987, and the Facility entered into commercial operation in 1990. The Partners, their respective equity interests and interests in the profit and losses of the Partnership and transactions between MCV and affiliates of the Partners are discussed in Note 9.

    In February 1992, MCV acquired the outstanding common stock of PVCO Corp., a previously inactive company. MCV and PVCO Corp. entered into a partnership agreement to form MCV Gas Acquisition General Partnership for the purpose of buying and selling natural gas on the spot market and other transactions involving natural gas activities.

    The Facility is designed to provide approximately 1370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. MCV has contracted to supply up to 1240 MW of electric capacity to Consumers Energy Company, formerly Consumers Power Company, ("Consumers") for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' ability to honor its obligations under the Power Purchase Agreement ("PPA") with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues. The terms of the PPA provide for the sale to Consumers of 1132 MW in 1994 and 1240 MW in 1995 and thereafter.

    The Facility is a qualifying cogeneration facility ("QF") certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. During 1996, the Facility achieved a Thermal Percentage of 15.0% and a PURPA Efficiency Percentage of 45.5%.
    The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that, given projected levels of steam and electricity sales, coupled with continued diligent operating practices, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1997.

    The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. Commencing in 1998, MCV must provide at Consumers request, continuing annual assurances of such capability for each succeeding five-year period. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )



(2) SIGNIFICANT ACCOUNTING POLICIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a discussion of MCV's significant accounting policies.

    Principles of Consolidation

    The consolidated financial statements include the accounts of MCV and its wholly owned subsidiaries. All material transactions and balances among entities which comprise MCV have been eliminated in the consolidated financial statements.

    Revenue Recognition

    MCV recognizes revenue for the sale of variable energy and fixed energy when delivered (see Notes 6 and 7). Capacity and other installment revenues are recognized based on plant availability or other contractual arrangements.

    Inventory

    MCV's inventory of natural gas is stated at the lower of cost or market, and valued using the last-in, first-out ("LIFO") method. Inventory includes the costs of purchased gas, variable transportation and storage. The amount of reserve to reduce inventories from first-in, first-out ("FIFO") basis to the LIFO basis at December 31, 1996 and 1995, was $2.8 million and $1.9 million, respectively. Inventory cost, determined on a FIFO basis, approximates current replacement cost.

    Materials and Supplies

    Materials and supplies are stated at the lower of cost or market using the weighted average cost method.

    Deferred Financing Costs

    Financing costs incurred with the issuance of debt are deferred and amortized using the interest method over the life of the related financing obligation. Deferred financing costs of approximately $1.2 million were amortized in each of the years 1996, 1995 and 1994.

    Depreciation

    Plant, equipment and pipeline are valued at cost for new construction and at the asset transfer price for purchased and contributed assets, and are depreciated using the straight-line method over an estimated useful life of 3 to 35 years. Major renewals and replacements which extend the useful life of plant and equipment are capitalized, while maintenance and repairs are expensed when incurred. Personal property is depreciated using the straight-line method over an estimated useful life of 3 to 15 years. The cost to remove an asset is assumed to equal the proceeds of any asset disposition. The cost of assets and related accumulated depreciation are removed from the accounts when sold or retired, and any resulting gain or loss reflected in operations.

    Federal Income Tax

    MCV is not subject to Federal income tax. Partnership earnings are taxed directly to each individual partner.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )



  Statement of Cash Flows

  All liquid investments purchased with a maturity of three months or less at time of purchase are considered to be current cash equivalents.

  Fair Value of Financial Instruments

  The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these instruments. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting such financing obligation.

  Forward Foreign Exchange Contracts

  MCV enters into forward purchase contracts for Swiss francs in order to hedge against adverse foreign currency price fluctuations relating to the gas turbine Amended Service Agreement with ABB Power (see Note 6 - Commitments and Other Agreements, "Gas Turbine Service Agreement"). Gains and losses on these transactions, accounted for as hedges, are deferred and included in the measurement of the underlying capitalized maintenance costs when incurred. As of December 31, 1996 and 1995, MCV had forward purchase contracts involving Swiss francs, in the amount of $15.0 million and $6.7 million, respectively, with a deferred $1.4 million loss and $.2 million gain, respectively.

  Natural Gas Options and Futures

  To manage market risks associated with the volatility of natural gas prices, MCV maintains a hedging program. MCV enters into natural gas option and futures contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized only to secure anticipated natural gas requirements necessary for projected electric sales under the PPA at a cost of gas less than that available under MCV's long-term natural gas contracts.

  Cash is deposited with the broker at the time future or option contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin deposits were $1.7 million and $.3 million as of December 31, 1996 and 1995, respectively. MCV's deferred gains and losses on future and option contracts will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of December 31, 1996, MCV had open futures contracts of 3.0 Bcf with a deferred gain of $.4 million. As of December 31, 1995, MCV had open futures and options contracts of 1.4 Bcf with a deferred loss of $.1 million. In addition, MCV recorded approximately $.1 million in net deferred gains on contracts closed prior to December 31, 1996, related to January 1997 purchase commitments, while MCV recorded approximately $.1 million in net deferred losses on contracts closed prior to December 31, 1995, related to January 1996 purchase commitments.

  New Accounting Standards

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets and identifiable intangibles that are used in the operations be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or information indicates that an impairment might exist. The partnership adopted this standard on January 1, 1996. The adoption of this standard has not had an impact on the financial position or results of operations.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )



    Reclassifications

    Certain prior year amounts have been reclassified for comparative purposes. These reclassifications have no effect on net income.


(3) RESTRICTED CASH AND CASH EQUIVALENTS

    Current and non-current restricted cash and cash equivalents consist of the following at December 31 (in thousands):



         Current:                                     1996      1995
         --------                                   --------  --------

         Funds restricted for plant modifications   $ 14,041  $ 13,455
                                                    ========  ========
         Non-current:
         -------------
         Funds restricted for rental payments
         pursuant to the Overall Lease Transaction  $142,624  $139,546

         Funds restricted for management
         non-qualified plans                             425       306
                                                    --------  --------

         Total                                      $143,049  $139,852
                                                    ========  ========


(4) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following at December 31 (in thousands):


                                                      1996      1995
                                                     -------  -------
         Accounts payable
           Related parties                          $ 11,743   $11,652
           Trade creditors                            40,076    26,956
         Property and single business taxes           11,835    13,675
         Other                                         3,885     2,107
                                                     -------   -------
         Total                                      $ 67,539   $54,390
                                                     =======   =======


(5) LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (in thousands):


                                                     1996         1995
                                                   ---------   ----------
     Financing obligation, maturing through
     2015, effective interest rate of
     approximately 8.7%, payable in
     semi-annual installments of principal
     and interest, secured by property,
     plant and equipment                         $2,007,815    $2,080,005

     Less current portion                           (78,574)      (72,190)
                                                 ----------    ----------

     Total long-term debt                        $1,929,241    $2,007,815
                                                 ==========    ==========

                                      F-10

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )


  Financing Obligation



  In June 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements ("Overall Lease Transaction") with a lessor group, related to substantially all of MCV's fixed assets. Proceeds of the financing were used to retire borrowings outstanding under existing loan commitments, make a capital distribution to the Partners and retire a portion of notes issued by MCV to MEC Development Corporation ("MDC") in connection with the transfer of certain assets by MDC to MCV. In accordance with SFAS No. 98, "Accounting For Leases," the sale and leaseback transaction has been accounted for as a financing arrangement.

  Under the terms of the Overall Lease Transaction, MCV sold undivided interests in all of the fixed assets of the Facility for approximately $2.3 billion, to five separate owner trusts ("Owner Trusts") established for the benefit of certain institutional investors ("Owner Participants"). Fleet National Bank (formerly Shawmut Bank) serves as owner trustee ("Owner Trustee") under each of the Owner Trusts, and leases undivided interests in the Facility on behalf of the Owner Trusts to MCV for an initial term of 25 years. CMS Midland Holdings Company ("CMS Holdings"), currently a wholly owned subsidiary of Consumers, acquired a 35% indirect equity interest in the Facility through its purchase of an interest in one of the Owner Trusts.

  The Overall Lease Transaction requires MCV to achieve certain rent coverage ratios and other financial tests prior to a distribution to the Partners. Generally, these financial tests become more restrictive with the passage of time. Further, MCV is restricted to making permitted investments and incurring permitted indebtedness as specified in the Overall Lease Transaction. The Overall Lease Transaction also requires filing of certain periodic operating and financial reports, notification to the lessors of events constituting a material adverse change, significant litigation or governmental investigation, and change in status as a qualifying facility under FERC proceedings or court decisions, among others. Notification and approval is required for plant modification, new business activities, and other significant changes, as defined. In addition, MCV has agreed to indemnify various parties to the sale and leaseback transaction against any expenses or environmental claims asserted, or certain Federal and state taxes imposed on the Facility, as defined in the Overall Lease Transaction.

  Under the terms of the Overall Lease Transaction, approximately $18.6 million of transaction costs were a liability of MCV and have been recorded as a deferred cost. These costs are being amortized using the interest method over the 25-year lease term.

  Revolving Credit Agreement

  MCV has also entered into a revolving credit agreement with the Bank of Montreal ("Working Capital Lender") which expires August 31, 1997. Under the terms of the existing agreement, MCV can borrow up to the $50 million commitment, in the form of revolving credit loans or letters of credit secured by MCV's natural gas inventory and earned receivables. A fee of .25% per annum is payable on the average daily unused portion of the commitment in addition to a letter of credit fee of .625% per annum. At this time, outstanding borrowings under this agreement are limited to 90% of earned accounts receivable. During 1996, MCV did not utilize the Working Capital Facility. At December 31, 1996, the borrowing base calculated under this agreement was $49.1 million and MCV had letters of credit outstanding of $31.2 million related to gas purchase transactions thereto.

  In addition, affiliates of certain Partners of MCV had agreed (under certain conditions) to make unsecured loans to MCV in an aggregate amount not to exceed $10 million to cover working capital expenses. A fee of .375% per annum was payable on the average daily unused portion of this commitment. This commitment will terminate April 1, 1997, by the establishment of certain reserves and working capital balances. MCV incurred approximately $38,000 in commitment fees in each of the years 1996, 1995 and 1994 and had no outstanding loans under this agreement.

  Intercreditor Agreement

  MCV has also entered into an Intercreditor Agreement with the Owner Trustee, Working Capital Lender, Comerica Bank ("Collateral Agent") and the Senior and Subordinated Indenture Trustees. Under the terms of this agreement, MCV is required to deposit all revenues derived from the operation of the Facility with the Collateral Agent for

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )


  purposes of paying operating expenses and rent. In addition, these funds are required to pay construction modification costs and to secure future rent payments. As of December 31, 1996, MCV has deposited $142.6 million into the reserve account and $14.0 million into the construction repair account. The reserve account is to be maintained at not less than $40 million nor more than $137 million (or debt portion of next succeeding basic rent payment, whichever is greater). The $5.6 million of excess funds in the reserve account as of December 31, 1996 will be transferred to MCV on February 28, 1997 . This agreement also contains provisions governing the distribution of revenues and rents due under the Overall Lease Transaction, and establishes the priority of payment among the Owner Trusts, creditors of the Owner Trusts, creditors of MCV and distributions to the Partners. In the near term, MCV does not expect to make cash distributions to the Partners.

  Summary

  Interest and fees incurred related to long-term debt arrangements during 1996, 1995 and 1994 were $179.6 million, $185.8 million and $191.5 million, respectively.

  Interest and fees paid during 1996, 1995 and 1994 were $182.8 million, $188.7 million and $193.2 million, respectively.

  Minimum payments due under these long-term debt arrangements over the next five years are (in thousands):


                           Principal      Interest        Total
                           ---------      --------      ----------


      1997                  $ 78,574      $176,022      $  254,596
      1998                   140,950       168,082         309,032
      1999                    64,330       157,332         221,662
      2000                   139,095       149,554         288,649
      2001                   155,210       136,999         292,209
                           ---------      --------      ----------

                            $578,159      $787,989      $1,366,148
                           =========      ========      ==========



(6) COMMITMENTS AND OTHER AGREEMENTS

    MCV has entered into numerous commitments and other agreements related to the Facility. Principal agreements are summarized as follows:

    Power Purchase Agreement

    MCV and Consumers have executed the PPA for the sale to Consumers of a minimum amount of electricity, subject to the capacity requirements of Dow and any other permissible electricity purchasers. Consumers has the right to terminate and/or withhold payment under the PPA if the Facility fails to achieve certain operating levels or if MCV fails to provide adequate fuel assurances. In the event of early termination of the PPA, MCV would have a maximum liability of approximately $270 million if the PPA were terminated in the 12th through 24th years. The term of this agreement is 35 years from the commercial operation date and year-to-year thereafter.

    Steam and Electric Power Agreement

    MCV and Dow have executed the SEPA for the sale to Dow of certain minimum amounts of steam and electricity for Dow's facilities. In addition to the contractual steam and electric charges, Dow will pay 36 quarterly payments, pursuant to the agreement, of $3.8 million each. These installment payments commenced in the first quarter of 1990 and continue, notwithstanding performance of the Facility, in each quarter thereafter until all 36 installments have been paid, or the agreement is terminated.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )



  If the SEPA is terminated, and Consumers does not fulfill MCV's commitments as provided in the Backup Steam and Electric Power Agreement, MCV will be required to pay Dow a termination fee, calculated at that time, ranging from a minimum of $60 million to a maximum of $85 million. This agreement provides for the sale to Dow of steam and electricity produced by the Facility for terms of 25 years and 15 years, respectively, commencing on the commercial operation date and year-to-year thereafter.

  Steam Purchase Agreement

  MCV and DCC have executed the SPA for the sale to DCC of certain minimum amounts of steam for use at the DCC Midland site. Steam sales under the SPA commenced in July 1996. Termination of this agreement, prior to expiration, requires the terminating party to pay to the other party a percentage of future revenues which would have been realized had the initial term of 15 years been fulfilled. The percentage of future revenues payable is 50% if termination occurs prior to the fifth anniversary of the commercial operation date and 33-1/3% if termination occurs after the fifth anniversary of this agreement. The term of this agreement is 15 years from the commercial operation date of steam deliveries under the contract and year-to-year thereafter.

  Gas Supply Agreements

  MCV has entered into gas purchase agreements with various producers for the supply of natural gas. The current contracted volume totals 236.5 million cubic feet ("MMcf") per day as of January 1, 1997. As of January 1, 1997, gas contracts with U.S. suppliers provide for the purchase of 156.5 MMcf per day while gas contracts with Canadian suppliers provide for the purchase of
  80.0 MMcf per day. Some of these contracts require MCV to pay for a minimum amount of natural gas per year, whether or not taken. The estimated minimum commitments under these contracts for gas for the years 1997 through 2001 are $107.5 million, $111.2 million, $115.3 million, $120.1 million and $120.6 million, respectively. A portion of these payments may be utilized in future years to offset the cost of quantities of natural gas taken above the minimum amounts.

  Gas Transportation Agreements

  MCV has entered into firm natural gas transportation agreements with various pipeline companies. These agreements require MCV to pay certain reservation charges in order to reserve the transportation capacity. MCV incurred reservation charges in 1996, 1995 and 1994, of $36.5 million (excluding the Great Lakes Gas Transportation Refund of $17.6 million (see Note 7 - Contingencies, "Fuel Matters")) $41.0 million and $44.7 million, respectively. The estimated minimum reservation charges required under these agreements are $36.4 million for each of the years 1997 through 2001. These projections are based on current commitments.

  Gas Turbine Service Agreement

  MCV has entered into a service agreement with ABB Power Generation, Inc. ("ABB Power") which commenced on January 1, 1990 and will expire upon the earlier of the completion of the fourth series of major gas-fired turbine generators ("GTG") inspections or December 31, 2003. Under the terms of this agreement, ABB Power sold MCV an initial inventory of spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs and to repair the GTGs at MCV's request. Upon termination of the Service Agreement (except for nonperformance by ABB Power), MCV must pay a cancellation payment of $2.5 million in 1997, reduced by $500,000 in 1998 and each year thereafter. MCV and ABB Power signed an agreement effective December 31, 1993, to amend the Service Agreement with respect to supplying hot gas path parts. Under the amended Service Agreement, ABB Power will provide hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections, which are expected to be completed by year end 2002, for a lump sum fixed price of $158 million (in 1993 dollars), payable on the basis of operating hours as they occur over the same period. This agreement is expected to reduce uncertainties associated with maintenance and the cost of spare parts.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )




    Steam Turbine Service Agreement

    MCV has entered into a nine year Steam Turbine Maintenance Agreement with General Electric Company effective January 1, 1995, which is designed to improve unit reliability, increase availability and minimize unanticipated maintenance costs. In addition, this contract includes performance incentives and penalties which are based on the length of each scheduled outage and the number of forced outages during a calendar year. MCV is to make monthly payments over the life of the contract totaling $13.0 million (in 1995 dollars).

    Site Lease

    In December 1987, MCV leased the land on which the Facility is located from Consumers ("Site Lease"). MCV and Consumers amended and restated the Site Lease to reflect the creation of five separate undivided interests in the Site Lease as of June 1, 1990. Pursuant to the Overall Lease Transaction, MCV assigned these undivided interests in the Site Lease to the Owner Trustees, which in turn subleased the undivided interests back to MCV under five separate site subleases.

    The Site Lease is for a term which commenced on December 29, 1987, and ends on December 31, 2035, including two renewal options of five years each. The rental under the Site Lease is $.6 million per annum, including the two five-year renewal terms.


(7) CONTINGENCIES

    PPA - 25 MW Regulatory Disallowance, Fixed Energy Payments for Deliveries Above the Caps

    On February 23, 1995, the Michigan Public Service Commission ("MPSC") in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to PSCR rates), resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "jurisdictional issue"). Under the "regulatory out" provision of the PPA Consumers may, under certain conditions, be relieved of paying energy charges to MCV to the extent the MPSC does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity payments to MCV below an average rate of 3.77 cents per kWh for available contract capacity as a result of the regulatory disallowance described above. On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the jurisdictional issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The decision involving the jurisdictional issue has become final, affirming the MPSC's decision. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the jurisdictional issue (approximately $62,000 per month). In addition, MCV agreed to the release to Consumers of the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution to determine any appropriate refund of the $1.9 million (discussed above), as a result of the finality of the jurisdictional issue. MCV has not recognized any of these amounts related to the jurisdictional issue as operating revenues.

    The MPSC ruled in the 1993 Reconciliation Case that Consumers could not recover from its retail customers approximately $.6 million of fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )


  MW (the "off-peak cap issue"). Consumers had paid into escrow approximately $.4 million of this sum and the balance had been paid to MCV. Consumers and MCV appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals and on November 1, 1996, the Michigan Court of Appeals affirmed the MPSC's decision. MCV and Consumers filed motions for rehearing of the November 1, 1996 Michigan Court of Appeals Order which were denied on January 27, 1997. MCV petitioned the Michigan Supreme Court to review the off-peak cap issue of this case. MCV Management cannot predict the outcome of this proceeding.

  In addition, as part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC, on August 18, 1994, ruled that for 1994 Consumers would not be permitted to recover fixed energy costs for energy associated with the off-peak cap issue. MCV believed the MPSC order on this issue was erroneous and filed an appeal of the MPSC decision. The Michigan Court of Appeals affirmed the MPSC. MCV has petitioned the court for rehearing. Other PSCR Plan and Reconciliation Cases for the years 1994 - 1997 are pending before the MPSC at this time. Consumers has escrowed approximately $2.8 million in 1996 and $1.0 million for the years 1995 and 1994 of fixed energy charges payable to MCV based on the MPSC ruling. MCV Management cannot predict the outcome of these proceedings.

  On September 8, 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers related to three cases: Case No. U-10685, Consumers' electric general rate case; Case No. U-10787, Consumers' request for approval of a special competitive services tariff (Rate SCS); and Case No. U-10754, Consumers' application for approval of revised depreciation rates for electric and common utility plant. MCV is a party to the consolidated proceeding. The settlement agreement proposes approving the jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity is in addition to the 915 MW already approved by the MPSC. Recovery from Consumers retail customers would begin January 1, 1996. The initial average capacity charge recovered would be 2.86 cents per kWh escalating to 3.62 cents per kWh in 2004 and thereafter. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were related to issues not material to MCV. Various parties have petitioned the MPSC for rehearing and may take further judicial appeals. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue and has released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the proceeding paragraph, relating to the off-peak cap issue, subject to a final decision upholding the 325 MW Settlement Order on this issue. The $1.4 million escrowed in 1993, 1994 and 1995 remains in escrow. MCV has not recognized any of these amounts related to the off-peak issue as operating revenues. MCV Management cannot predict the outcome of this proceeding.

  Fuel Matters

  MCV has entered into long-term gas transportation arrangements with four U.S. interstate transporters: ANR Pipeline Company, Panhandle Eastern Pipe Line Company, Trunkline Gas Company and Great Lakes Gas Transmission Company ("Great Lakes"). The transportation rates from these transporters are subject to FERC regulation.

  In 1990, Great Lakes expanded its interstate pipeline system to accommodate gas purchases from MCV and other customers. Historically, such capital costs were "rolled-in" to the rate base, thus combining the capital cost of common use facility additions with the cost of existing common use facilities for the purpose of determining the transportation rates to be charged to all system shippers. In 1991, FERC issued an order that rejected rolled-in pricing for the MCV-related expansion costs and, instead, imposed incremental pricing which, for MCV, took effect April 1, 1993. The incremental methodology allocates the capital cost of facility additions solely to the new shippers who will gain access to the expanded facilities. FERC's decision was appealed by MCV and others to the United States Court of Appeals for the District of Columbia Circuit, which held that FERC had failed to adequately explain the adoption of incremental rates and remanded the orders to FERC for reconsideration. On July 26, 1995, FERC issued its Order on Remand reversing its prior order and directed Great Lakes to: (i) implement rolled-in rates prospectively beginning October 1, 1995, for the expansion facilities including those applicable to MCV; and (ii) refund to MCV, subject to FERC approval, the principal amount, excluding interest, paid in excess of rolled-in rates. MCV had, from April 1,

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )


  1993 to October 1, 1995, reflected in current operating results Great Lakes gas transportation costs associated with incremental pricing. On April 25, 1996, FERC affirmed its Order on Remand as it pertains to the MCV issues described above ("Order on Rehearing"). On June 3, 1996, FERC granted rehearing for further consideration. Rehearing was requested by, among others, MCV for clarification of the timing of refunds, surcharges and interest thereon subsequent to October 1, 1995. On July 31, 1996, FERC clarified its April 25, 1996 order stating that interest on refunds was to commence October 1, 1995 and otherwise denied the relief requested in the petitions for rehearing. In August 1996, MCV recognized in its current operating results approximately $19.0 million (which represented $17.6 million in transportation costs included as a reduction in fuel costs and $1.4 million of accrued interest subsequent to October 1, 1995) of the Great Lakes refund. MCV's refund was approximately $5.9 million, $8.0 million and $3.7 million for each of the years 1995, 1994 and, 1993 and prior respectively. The FERC Order on Rehearing and its July 31, 1996 order are subject to further administrative and judicial processes, and MCV and others have filed appeals to the United States Court of Appeals for the District of Columbia ("Court of Appeals") challenging certain aspects of the Order on Remand. Management cannot predict the outcome of these proceedings but believes that the likelihood of a reversal by the Court of Appeals of that portion of the FERC Order on Rehearing requiring rolled-in rate treatment is remote.

  GTG Equipment Problems

  In 1991 and 1992, several GTGs experienced cracking in the hot gas casing which, in two cases, caused extensive damage to the turbine blades. As a result of the cracking problems, modifications were made on all GTGs and MCV and ABB Power implemented a program of hot gas casing inspections for all GTGs. During 1994, ABB Power completed an analysis of cracking problems present in two of the modified GTG hot gas casings and determined that additional modifications should be made to the hot gas casings. New hot gas casings which include these modifications have been installed on all of the GTG units

  In January 1996, two additional GTGs experienced severe cracking in the hot gas casing (one of which included the newest hot gas casing modifications), causing extensive damage to the turbine blades and vanes. MCV immediately inspected all of the remaining GTG hot gas casings for evidence of cracking and identified an additional five GTGs which required casing replacements. During the first quarter of 1996, MCV and ABB Power increased the frequency of inspections on these units which resulted in additional scheduled and unscheduled maintenance outages. Extensive analysis and review by MCV and ABB Power has concluded that crack initiation tended to start in high stress areas of the hot gas casing and that pulsations were the key factor in crack propagation in these units. MCV and ABB Power have modified the burner geometry of all the turbines which has significantly reduced pulsations in the hot gas casings. MCV has also installed additional measuring devices to detect any pulsations which are suspected of accelerating crack propagation. In addition, MCV and ABB Power continue to study whether any modifications are needed in the high stress areas of the hot gas casings. MCV currently performs GTG inspections on all units approximately every 2000 hours. MCV believes that the burner modifications have resolved the pulsation problems and there should be no significant future impacts on plant availability or efficiency from pulsations, although no assurance can be given that additional equipment problems will not occur.

  The cost of casing replacements and modifications is covered by ABB Power (with the exception of insurable events) pursuant to the amended Service Agreement, under which ABB Power is providing hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections which are expected to be completed by year end 2002.

  MCV's insurance carriers continue to monitor and review all the GTG inspection findings. At this time, MCV currently maintains property insurance policies that include the hot gas casing equipment and are in effect through the second quarter of 1998. Failure to maintain insurance, subject to certain exceptions, not currently applicable, is an Event of Default under the Overall Lease Transaction.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )



(8)  RETIREMENT BENEFITS

     Postretirement Health Care Plan

     In 1992, MCV established defined cost postretirement health care plans that cover all full-time employees. The plans provide health care credits which can be utilized to purchase medical plan coverage and pay qualified health care expenses. Participants become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The plan granted retroactive benefits for all employees hired prior to January 1, 1992. This prior service cost has been amortized to expense over a five year period. MCV annually funds the current year service and interest cost as well as amortization of prior service cost to both qualified and non-qualified trusts.

     The following table reconciles the plans' funded status to the accrued postretirement benefits liability as reflected on the balance sheet as of December 31 (in thousands):


                                                               1996       1995
                                                            --------     ------
         Accumulated postretirement benefits obligation
            ("APBO"); Active employees not fully eligible    $1,089.1    $911.5
         Less plan assets at fair value                       1,140.6     918.2
                                                             --------    ------
                                                                (51.5)     (6.7)
         Unrecognized prior service cost                           --     (77.3)
         Unrecognized net actuarial gain                        224.9     215.3
                                                             --------    ------

         Accrued postretirement benefits liability           $  173.4    $131.3
                                                             ========    ======



     Net periodic postretirement health care cost for years ending December 31, included the following components (in thousands):



                                                                1996       1995     1994
                                                           ---------   --------   ------
         Service cost, benefits attributed to employee
           services rendered during the year                $  136.6     $160.0   $134.9
         Interest cost on accumulated postretirement
           benefit obligation and service cost                  13.1       21.1     18.6
         Amortization of prior service cost                     52.0       90.5     76.8
                                                            --------    -------   ------

         Net periodic postretirement benefits expense       $  201.7    $ 271.6   $230.3
                                                            ========    =======   ======

     Assumptions used in accounting for the Post-Retirement Health Care Plan were as follows:


                                                               1996     1995     1994
                                                             ------   ------   ------
         Discount rate                                        7.50%    7.50%    8.25%
         Long-term rate of return on plan assets              8.50%    8.50%    8.50%
         Inflation benefit amount
           1996 through 1998                                  0.00%    0.00%    4.75%
           1999 and later years                               4.00%    4.00%    4.75%


     Retirement and Savings Plans

     MCV sponsors a defined contribution retirement plan covering all employees. Under the terms of the plan, MCV makes contributions to the plan of either five or ten percent of an employee's eligible annual compensation dependent upon the employee's age. MCV also sponsors a 401(k) savings plan for employees. Contributions and

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )


  costs for this plan are based on matching an employee's savings up to a maximum level. In 1996, 1995, and 1994, MCV contributed $.9 million, $.8 million and $.7 million, respectively, under these plans.

  Supplemental Retirement Benefits

  MCV provides supplemental retirement and excess benefit plans for key management. These plans are not qualified plans under the Internal Revenue Code; therefore, earnings of the trusts maintained by MCV to fund these plans are taxable to the Partners and trust assets are included in the assets of MCV.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)




(9) PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

  The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at December 31, 1996, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of December 31, 1996, 1995 and 1994 and for each of the three years ended December 31 (in thousands).


 Equity Partner, Type of Partner         Equity                    Related Party Transactions
  and Nature of Related Party           Interest  Interest                and Agreements                                1996
--------------------------------        --------  --------   ---------------------------------------------             --------
CMS Midland, Inc.                        $97,747    49.0%    Power purchase agreements                                 $598,127
  General Partner; wholly-owned                              Power purchase agreement administrative fees                    24
  subsidiary of Consumers Energy Company                     Purchases under gas transportation agreements                9,507
  (formerly Consumers Power Company)                         Purchases under spot gas agreements                          2,352
                                                             Purchases under gas supply agreements                       10,121
                                                             Gas storage agreement                                        2,563
                                                             Land lease/easement agreements                                 600
                                                             General construction/service/engineering agreement             176
                                                             Facilities agreement - transmission line and metering
                                                                 facility maintenance                                        24
                                                             Accounts receivable                                         52,048
                                                             Accounts payable                                             5,469
                                                             Gas exchanges                                                3,444
                                                             Prepaid land lease                                             150

The Dow Chemical Company                  27,948     7.5     Steam and electric power agreement                          47,041
  Limited Partner                                            Steam purchase agreement - Dow Corning Corp (affiliate)      1,239
                                                             Purchases under demineralized water supply agreement         6,292
                                                             Rent under office building lease agreement                     408
                                                             Accounts receivable                                          2,247
                                                             Accounts payable                                             1,427
                                                             Standby and backup fees                                      1,156

Source Midland Limited Partnership        30,745    18.1     Purchases under gas transportation agreements               15,393
  General Partner; affiliate of                              Purchases under spot gas agreements                          3,313
  Panhandle Eastern Corporation                              Accounts receivable                                             --
  d/b/a "PanEnergy Corp"                                     Accounts payable                                             1,272
                                                             Gas exchanges                                                2,082

Coastal Midland, Inc.                     18,447    10.9     Purchases under gas transportation agreements***            (3,296)
  General Partner; wholly-owned                              Purchases under spot gas agreements                         13,986
  subsidiary of The Coastal                                  Purchases under gas supply agreement                         4,018
  Corporation                                                Gas agency agreement                                         1,314
                                                             Deferred reservation charges under gas purchase agreement    2,955
                                                             Accounts receivable                                             --
                                                             Accounts payable                                             2,257
                                                             Gas exchanges                                                4,494

MEI Limited Partnership                   15,373     9.1     Gas turbine maintenance and spare parts agreement           30,623
  General Partner; affiliate of                              Accounts payable                                             1,043
  ASEA Brown Boveri, Inc.                                    Partner cash withdrawal (including accrued interest)**       4,284

Micogen Limited Partnership                7,686     4.5     Engineering, procurement and construction
  Limited Partner; affiliate of                                  contract of $501,352                                        --
  Fluor Corporation                                          Partner cash withdrawal (including accrued interest)**       1,925
                                                             Computer maintenance software agreement                         14

C-E Midland Energy, Inc.                   1,537      .9     Service Agreement                                            5,983
  Limited Partner; affiliate                                 Accounts Payable                                               281
  of ASEA Brown Boveri, Inc.

Alanna Corporation                             1*   .00001   Note receivable                                                  1
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings Corporation


 Equity Partner, Type of Partner         Equity                    Related Party Transactions
  and Nature of Related Party           Interest  Interest                and Agreements                          1995      1994
--------------------------------        --------  --------   ---------------------------------------------        ----      ----
CMS Midland, Inc.                        $97,747    49.0%    Power purchase agreements                          $571,444   $534,170
  General Partner; wholly-owned                              Power purchase agreement administrative fees             24         24
  subsidiary of Consumers Energy Company                     Purchases under gas transportation agreements         9,346      9,653
  (formerly Consumers Power Company)                         Purchases under spot gas agreements                   1,633      4,423
                                                             Purchases under gas supply agreements                 9,526     17,434
                                                             Gas storage agreement                                 2,563      2,563
                                                             Land lease/easement agreements                          600        600
                                                             General construction/service/engineering
                                                                 agreement                                           133        138
                                                             Facilities agreement - transmission line and
                                                                 metering facility maintenance                        21         48
                                                             Accounts receivable                                  47,907     48,114
                                                             Accounts payable                                      7,029     15,982
                                                             Gas exchanges                                         6,886      5,197
                                                             Prepaid land lease                                       --         --

The Dow Chemical Company                  27,948     7.5     Steam and electric power agreement                   46,374     44,571
  Limited Partner                                            Steam purchase agreement - Dow Corning Corp
                                                                (affiliate)                                           --         --
                                                             Purchases under demineralized water supply
                                                                 agreement                                         5,510      5,377
                                                             Rent under office building lease agreement              406        399
                                                             Accounts receivable                                   2,861      2,579
                                                             Accounts payable                                      1,138      1,034
                                                             Standby and backup fees                                 968      1,022

Source Midland Limited Partnership        30,745    18.1     Purchases under gas transportation agreements        14,060     15,887
  General Partner; affiliate of                              Purchases under spot gas agreements                   2,421      3,918
  Panhandle Eastern Corporation                              Accounts receivable                                     718         --
  d/b/a "PanEnergy Corp"                                     Accounts payable                                      2,102      1,766
                                                             Gas exchanges                                         1,271        134

Coastal Midland, Inc.                     18,447    10.9     Purchases under gas transportation agreements***     20,469     22,096
  General Partner; wholly-owned                              Purchases under spot gas agreements                  10,137      6,058
  subsidiary of The Coastal                                  Purchases under gas supply agreement                  3,802      3,717
  Corporation                                                Gas agency agreement                                    952        362
                                                             Deferred reservation charges under gas purchase
                                                                 agreement                                         1,970        985
                                                             Accounts receivable                                     882        533
                                                             Accounts payable                                      2,841      3,465
                                                             Gas exchanges                                         3,139        968

MEI Limited Partnership                   15,373     9.1     Gas turbine maintenance and spare parts agreement    26,170     24,886
  General Partner; affiliate of                              Accounts payable                                          6      1,378
  ASEA Brown Boveri, Inc.                                    Partner cash withdrawal (including accrued
                                                                 interest)**                                          --         --

Micogen Limited Partnership                7,686     4.5     Engineering, procurement and construction
  Limited Partner; affiliate of                                  contract of $501,352                                243         10
  Fluor Corporation                                          Partner cash withdrawal (including accrued interest)**   --         --
                                                             Computer maintenance software agreement                  15         25

C-E Midland Energy, Inc.                   1,537      .9     Service Agreement                                     3,065      2,978
  Limited Partner; affiliate                                 Accounts Payable                                        437        411
  of ASEA Brown Boveri, Inc.

Alanna Corporation                             1*   .00001   Note receivable                                           1          1
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings Corporation





* Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.
** In exchange for a letter of credit pursuant to the Participation Agreement. *** 1996 includes the Great Lakes gas transportation refund of $17.6 million.

                            SUPPLEMENTAL INFORMATION


Supplemental information is to be furnished with reports filed pursuant to
Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act. No such annual report or proxy statement has been sent to security holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MIDLAND COGENERATION VENTURE
                                     LIMITED PARTNERSHIP




Date:  March 24, 1997                By  /s/ James M. Kevra
                                     -----------------------------------------
                                              James M. Kevra
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                       Title                                    Date
---------                       -----                                    ----


/s/ James M. Kevra              President and Chief Executive Officer    March 24, 1997
----------------------------    (Principal Executive Officer)
James M. Kevra



/s/ Stephen A. Shulman          Vice President of Finance and Treasurer  March 24, 1997
----------------------------    (Principal Financial Officer)
Stephen A. Shulman



/s/ James M. Rajewski           Vice President and Controller            March 24, 1997
----------------------------    (Principal Accounting Officer)
James M. Rajewski



/s/ William T. McCormick, Jr    Chairman, Management Committee           March 24, 1997
----------------------------
William T. McCormick, Jr.



/s/ Paula G. Rosput             Member, Management Committee             March 24, 1997
----------------------------
Paula G. Rosput



/s/ David A. Arledge            Member, Management Committee             March 24, 1997
----------------------------
David A. Arledge



/s/ Peter Giller                Member, Management Committee             March 24, 1997
----------------------------
Peter Giller


                                 EXHIBIT INDEX

                                                                                                                      Sequentially
Exhibit                                                                                                                 Numbered
Number                                                 Description                                                        Page
------         --------------------------------------------------------------------------------------------------     ------------
3.1        -    Restated Certificate of Limited Partnership dated June 13, 1988 ((a), Exhibit 3.1)).

3.2        -    Amended and Restated Limited Partnership Agreement of MCV dated as of June 13, 1988
                ((a) (Exhibit 3.2)).

3.2 (a)    -    Amendment No. 1 dated as of May 26, 1989 to Amended and Restated Limited Partnership
                Agreement ((a) (Exhibit 3.3)).

3.2 (b)    -    Amendment No. 2 dated as of November 28, 1989 to Amended and Restated Limited Partnership
                Agreement ((a), Exhibit 3.4)).

3.2 (c)    -    Amendment No. 3 dated as of June 1, 1990 to Amended and Restated Limited Partnership Agreement
                (incorporated by reference to Exhibit (2)(b) to CMS Energy Corporation's Form 10-K dated
                March 21, 1990, File No. 1-9513).

3.3        -    Memorandum of Agreement, dated March 2, 1990, relating to Amended and Restated Partnership
                Agreement ((a), (Exhibit 3.6)).

4.1        -    Senior Trust Indenture, Leasehold Mortgage and Security Agreement dated as of June 1, 1990 between Shawmut Bank and United States Trust Company of New York ((a), Exhibit 4.1)).

4.1 (a)    -    Senior Trust Indenture Supplement No. 1 dated as of June 1, 1990 ((a), (Exhibit 4.2)).

4.2        -    Subordinated Trust Indenture, Leasehold Mortgage and Security Agreement dated as of
                June 1, 1990 between Shawmut Bank and Meridian Trust Company ("Subordinated Trust
                Indenture") ((a), (Exhibit 4.5)).

4.2 (a)    -    Subordinated Trust Indenture Supplement No. 1 dated as of June 1, 1990 ((a), (Exhibit 4.6)).

4.2 (b)    -    Subordinated Trust Indenture Supplement No. 2 dated as of July 1, 1990 ((a), (Exhibit 4.7)).

4.3        -    Collateral Trust Indenture dated as of June 1, 1990 among Midland Funding Corporation I,
                MCV and United States Trust Company of New York (incorporated by reference to Exhibit No. (28)(b)
                to CMS Energy Corporation's Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

4.3 (a)    -    Collateral Trust Indenture Supplement No. 1 dated June 1, 1990 ((a), (Exhibit 4.4)).

4.4        -    Collateral Trust Indenture dated as of June 1, 1990 among Midland Funding Corporation II,
                MCV and Meridian Trust Company (incorporated by reference to Exhibit No. (28)(d) to
                CMS Energy Corporation's Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

4.4 (a)    -    Collateral Trust Indenture Supplement No. 1 dated June 1, 1990 ((a), (Exhibit 4.9)).

4.5        -    Amended and Restated Trust Agreement dated as of March 1, 1990 between Shawmut Bank and
                Owner Participant ((a), (Exhibit 4.10)).

4.6        -    Lease Agreement, dated as of March 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 4.11)).


                                 EXHIBIT INDEX

                                                                                       Sequentially
Exhibit                                                                                  Numbered
Number                                 Description                                         Page
--------        -----------------------------------------------------------------      -------------

4.6 (a)    -    Amended and Restated Lease Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 4.12)).

4.6 (b)    -    Amendment No. 1 dated as of January 1, 1992 to Amended and
                Restated Lease Agreement ((d), (Exhibit 4.17)).

4.6 (c)    -    Second Amended and Restated Agreement of Lease [Part A] dated as of June 1, 1990 among Consumers, MCV, CMS Midland, Inc. and
                MEC Development Corporation ((a), (Exhibit 4.14)).

4.7        -    Amended and Restated Participation Agreement dated as of June
                1, 1990 among MCV, Owner Participant, Shawmut Bank, United
                States Trust Company, Meridian Trust Company, Midland Funding
                Corporation I, Midland Funding Corporation II, MDC and
                Institutional Senior Bond Purchasers ((a), (Exhibit 4.13)).

4.8        -    Ground Lease Assignment and Assumption Agreement dated as of
                June 1, 1990 among Shawmut Bank and MCV ((a), (Exhibit 4.15)).

4.9        -    Collateral Agency and Intercreditor Agreement dated as of June
                1, 1990 between Shawmut Bank, MCV, United States Trust Company,
                Meridian Trust Company, Bank of Montreal and Manufacturers
                National Bank of Detroit ((a), (Exhibit 4.16)).

10.1       -    Tax Exempt Collateral Trust Indenture dated as of July 1, 1990 among The Economic Development Corporation of the County of
                Midland, MCV and Meridian Trust Company (incorporated by
                reference to Exhibit No. (28)(g) to CMS Energy Corporation's
                Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

10.1 (a)   -    Tax Exempt Collateral Trust Indenture Supplement No. 1 dated
                July 1, 1990 ((a), (Exhibit  10.2)).

10.2       -    Credit Agreement dated as of June 16, 1990 among Bank of
                Montreal as Agent, the Lenders named therein and MCV ((a),
                (Exhibit 10.3)).

10.3       -    CMS Transfer Agreement dated as of January 27, 1987, as amended as of June 13, 1988, among Consumers Power Company, CMS Midland,
                Inc. and MCV (incorporated by reference to Exhibit (19)(a) to
                Consumers Power Company's Form 10-Q for the quarter ended June
                30, 1988, File No. 1-5611).

10.4       -    Amended and Restated MDC Transfer Agreement dated as of June
                13, 1988, among Consumers Power Company, MEC Development
                Corporation and MCV, as amended by the March 2, 1990 Memorandum of Agreement with respect to the Amended and Restated
                Partnership Agreement (incorporated by reference to Exhibit No.
                (19)(b) to Consumers Power Company's Form 10-Q for the quarter ended June 30, 1988, File No. 1-5611), as amended by the March
                2, 1990 Memorandum of Agreement with respect to the Amended and
                Restated MDC Transfer Agreement (incorporated by reference to
                Exhibit (2)(b) to CMS Energy Corporation's Form 8-K dated March
                21, 1990, File No. 1-9513).

10.5       -    Amended and Restated Tax Indemnification Agreement, dated as of June 1, 1990, among MCV and Owner Participant ((a), (Exhibit
                10.70)).

10.6       -    Capacity Support Agreement dated as of June 9, 1988, between
                CMS Energy Corporation and MCV (incorporated by reference to
                Exhibit No. 10(m) to CMS Energy Corporation's Annual Report on
                Form 10-K, for the year ended December 31, 1988, File No.
                1-9513).

                                 EXHIBIT INDEX

                                                                                       Sequentially
Exhibit                                                                                  Numbered
Number                                 Description                                         Page
--------        -----------------------------------------------------------------      -------------

10.7       -    Registration Rights Agreement dated as of December 17, 1993 among Midland Funding Corporation I, MCV, Consumers and Morgan
                Stanley & Co. Incorporated and Donaldson, Lufkin & Jearette
                Securities Corporation ((e), (Exhibit 10.97)).

10.8       -    Power Purchase Agreement, dated as of July 17, 1986, between
                MCV and Consumers Power Company ("PPA") ((a), (Exhibit 10.4)).

10.8 (a)   -    Amendment No. 1 to PPA dated September 10, 1987 ((a), (Exhibit
                10.5)).

10.8 (b)   -    Amendment No. 2 to PPA dated March 18, 1988 ((a), (Exhibit
                10.6)).

10.8 (c)   -    Amendment No. 3 to PPA dated August 28, 1989 ((a), (Exhibit
                10.7)).

10.8 (d)   -    Amendment No. 4A to PPA dated May 25, 1989 ((a), (Exhibit
                10.8)).

10.9       -    Special Facilities/Interconnection Agreement dated as of July
                8, 1988 between MCV and Consumers Power Company ((a), (Exhibit
                10.25)).

10.10      -    Residual Open Access Interconnection Service Purchase
                Agreement between Consumers Power Company and MCV, dated
                December 5, 1991 ((c), (Exhibit 10.83)).

10.11      -    Agreement with respect to the transmission of power dated as of
                June 9, 1988, between Consumers Power Company and MCV ((a),
                (Exhibit 10.69)).

10.12      -    MCV Backup Agreement dated June 9, 1988 between MCV and
                Consumers Power Company with respect to Alternative Generating
                Equipment ((a), (Exhibit 10.27)).

10.13      -    Interconnection Option between MCV, Consumers Power Company,
                Michigan Gas Storage Company and The Dow Chemical Company dated
                April 27, 1988 ((a), (Exhibit 10.14)).

10.14      -    Steam and Electric Power Agreement between The Dow Chemical
                Company and MCV dated January 27, 1987 (the "SEPA") ((a),
                (Exhibit 10.10)).

10.14 (a)  -    First Amendment to SEPA ((a), (Exhibit 10.11)).

10.14 (b)  -    Exhibit "A" to SEPA ((a), (Exhibit 10.13)).

10.14 (c)  -    Fourth Amendment to SEPA ((a), (Exhibit 10.15)).

10.14 (d)  -    Fifth Amendment to SEPA ((a), (Exhibit 10.16)).

10.14 (e)  -    Sixth Amendment to SEPA, dated November 20, 1989 ((f),
                (Exhibit 10.14(e)).

10.14 (f)  -    Seventh Amendment to SEPA, dated November 22, 1994 ((f),
                (Exhibit 10.14(f)).

10.15      -    Demineralized Water Supply Agreement dated as of January 27,
                1987 between MCV and The Dow Chemical Company ((a), (Exhibit
                10.31)).

10.16      -    Package Boiler Sale and Support Agreement between The Dow
                Chemical Company, Consumers Power Company and MCV dated as of
                January 27, 1987 ((a), (Exhibit 10.32)).

10.17      -    Equipment Lease dated as of January 27, 1987 between The Dow
                Chemical Company and MCV (the "Equipment Lease") ((a),
                (Exhibit 10.71)).


                                 EXHIBIT INDEX

                                                                                       Sequentially
Exhibit                                                                                  Numbered
Number                                 Description                                         Page
--------        -----------------------------------------------------------------      -------------

10.17(a)   -    First Amendment to Equipment Lease effective March 1, 1988 and dated as of May 4, 1988 ((a), (Exhibit 10.72)).

10.17(b)   -    Second Amendment to Equipment Lease effective December 1, 1989 and dated November 20, 1989 ((a), (Exhibit 10.73)).

10.18      -    Equipment Lease Easement dated as of January 27, 1988 between
                The Dow Chemical Company and MCV ((a), (Exhibit 10.74)).

10.18(a)   -    First Amendment to Equipment Lease Easement effective March 1,
                1988 and dated May 4, 1988 ((a), (Exhibit 10.75)).

10.18(b)   -    Second Amendment to Equipment Lease Easement effective
                December 1, 1989 and dated November 20, 1989 ((a), (Exhibit
                10.76)).

10.19      -    Amended Contract for the Engineering, Procurement and
                Construction and Construction among MCV, Fluor and Fluor Venture
                Group, Inc. dated as of April 27, 1988 (the "Construction
                Contract") ((a), (Exhibit 10.19)).

10.19(a)   -    Amendment No. 1 to the Construction Contract dated December 13,
                1988 ((a), (Exhibit 10.20)).

10.19(b)   -    Amendment No. 2 to the Construction Contract dated September
                22, 1989 ((a), (Exhibit 10.21)).

10.20      -    Service Agreement dated as of June 9, 1988 between MCV and ABB
                Power Generation, Inc. (Previously ABB Energy Services, Inc.)
                ((a), (Exhibit  10.22)).

10.20(a)   -    Hot Gas Path Parts Addendum to the Service Agreement dated
                March 22, 1994 ((e), (Exhibit 10.99)).

10.20(b)   -    Amendment No. 1 to the Service Agreement dated April 1, 1995
                ((g), (Exhibit 10.20(b))).

10.21      -    Operating Agreement, dated as of June 1, 1990, between MCV and
                Shawmut Bank, as Owner Trustee ((a), (Exhibit 10.23)).

10.22      -    Lessee Mortgage and Security Agreement, dated as of June 1,
                1990, between Shawmut Bank, as Owner Trustee, and MCV ((a),
                (Exhibit 10.24)).

10.23      -    Cogeneration Agreements Assignment, dated as of June 1, 1990, between Shawmut Bank, Owner Trustee, and MCV ((a), (Exhibit
                10.26)).

10.24      -    Support Facilities License and Easement Agreement dated as of
                June 1, 1990 between MCV and Shawmut Bank ((a),
                (Exhibit 10.29)).

10.25      -    Facility Agreements and Governmental Actions Assignment
                Agreement dated as of June 1, 1990 between MCV and Shawmut Bank
                ((a), (Exhibit 10.30)).

10.26      -    Development Agreement, dated as of June 1, 1990 between MCV,
                Shawmut Bank, as Owner Trustee, and MCV2 ((a), (Exhibit 10.33)).


                                 EXHIBIT INDEX

                                                                                       Sequentially
Exhibit                                                                                  Numbered
Number                                 Description                                         Page
--------        -----------------------------------------------------------------      -------------

10.27      -    Amended and Restated Consent and Agreement, dated as of June 1,
                1990, between The Dow Chemical Company, Shawmut Bank, as Owner
                Trustee, Meridian Trust Company and United States Trust Company,
                MCV and Consumers Power Company ((a), (Exhibit 10.34)).

10.28      -    Consent and Agreement, dated as of June 1, 1990, between
                Consumers Power Company, MCV, Shawmut Bank, as Owner Trustee,
                Meridian Trust Company and United States Trust Company ((a),
                (Exhibit 10.35)).

10.29      -    Natural Gas Purchase Agreement, dated as of May 1, 1989 between
                Northern Michigan Gas Exploration Company ("Nomeco"), CMS Energy
                Corporation and MCV ((a), (Exhibit  10.39)).

10.29(a)   -    Amendment dated March 1, 1992 to the Natural Gas Purchase
                Agreement dated as of May  1, 1989 between Nomeco, CMS Energy
                Corporation and MCV ((e), (Exhibit 10.95)).

10.29(b)   -    Amendment dated May 11, 1994 to the Natural Gas Purchase
                Agreement dated as of May 1, 1989 between  Nomeco, CMS Energy and MCV,((f), (Exhibit 10.29(b)).

10.30      -    Natural Gas Purchase Agreement, dated as of May 13, 1988
                between ANR Production Company and MCV ((a), (Exhibit 10.41)).

10.31      -    Natural Gas Purchase Contract dated August 18, 1994, between
                Coastal Gas Marketing and MCV ((f), (Exhibit 10.32)).

10.32      -    Firm Transportation Service Form of Transportation Agreement
                (#013296), dated November 1, 1993 between Trunkline Gas Company and MCV ((e), (Exhibit 10.93)).

10.32(a)   -    Amendment No. 1 dated November 30, 1994 to the Firm
                Transportation Service Form of Transportation Agreement between
                Trunkline Gas Company and MCV and Letter Agreements dated
                January 26, 1995 and February 17, 1995 between Trunkline Gas
                Company and MCV ((g), (Exhibit 10.32 (a)).

10.33      -    Transportation Agreement (#17800) dated  November 24, 1993 between ANR Pipeline Company and MCV ((f), (Exhibit 10.35)).

10.34      -    Transportation Agreement (#17850) dated November 24, 1993
                between ANR Pipeline Company and MCV ((f), (Exhibit 10.36)).

10.35      -    Transportation Agreement (Firm Contract #011456), dated as of
                May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.90)).

10.35(a)   -    Amendment dated June 24, 1994 to the Transportation Agreement dated May 1, 1993 between Panhandle Eastern Pipe Line Company and MCV ((g), (Exhibit 10.35(a))).

10.36      -    Transportation Agreement (Firm Contract #011457), dated as of
                May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.91)).

10.37      -    Transportation Agreement (Firm Contract #011458), dated as of
                May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.92)).

10.38      -    Transportation Agreement (#FT028) dated as of October 25, 1993 between Great Lakes Gas Transmission Company and MCV ((f),
                (Exhibit 10.40)).


                                 EXHIBIT INDEX

                                                                                                                     Sequentially
Exhibit                                                                                                                Numbered
Number                                                    Description                                                    Page
-------          --------------------------------------------------------------------------------------------        ------------

10.39      -    Gas Exchange Agreement (Interruptible Service), dated as of March 2, 1988, between
                Consumers Power Company and MCV, as amended September 21, 1988 ((a), (Exhibit 10.62)).

10.40      -    Gas Exchange Agreement (Firm Service), dated as of March 2, 1988, between Consumers
                Power Company and MCV, as amended September 21, 1988 ((a), (Exhibit 10.63)).

10.41      -    Gas Storage Agreement (Firm Service) between MCV and Consumers Power Company dated
                March 2, 1988 ((a), (Exhibit 10.68)).

10.42      -    Gas Transportation Agreement (Firm Service), dated as of March 2, 1988, between
                Michigan Gas Storage and MCV and amendment thereto dated September 21, 1988 ((a),
                (Exhibit 10.64)).

10.43      -    The Gas Supply Option dated as of January 27, 1987, between The Dow Chemical Company and MCV ((a), (Exhibit 10.67)).

10.44      -    MCV Senior Management Incentive Plan ((a), (Exhibit 10.80)), (*).

10.45      -    MCV Supplemental Retirement Plan dated July 6, 1992 ((d), (Exhibit 10.87)), (*).

10.46      -    MCV Supplemental Benefit Plan dated January 1, 1989 ((d), (Exhibit 10.88)), (*).

10.47      -    MCV Excess - Benefit Plan dated July 1, 1989 ((d), (Exhibit 10.89)), (*).

21         -    Subsidiaries of Registrant -- MCV subsidiaries are in the aggregate not significant subsidiaries as defined in Rule 1-02 (v) of Regulation S-X.

27         -    Financial Data Schedule for year Ended 1996.

99.01      -    Unaudited - MCV Selected Proforma Operating Cash Flow Data for the years ended 1996 and 1995.

     --------------------

   (a) Incorporated by reference to MCV's registration statement on Form S-1 (File No. 33-37977) as the bracketed numbered exhibits.

   (b) Incorporated by reference to MCV's registration statement on Form S-1 (File No. 33-37977) originally filed on November 23, 1990, as amended, in Amendment No. 1 to File No. 33-37977 as the bracketed numbered exhibits.

   (c) Incorporated by reference to MCV's Annual Report on Form 10-K for the year ended December 31, 1991 as the bracketed numbered exhibits.

   (d) Incorporated by reference to MCV's Annual Report on Form 10-K for the year ended December 31, 1992 as the bracketed numbered exhibits.

   (e) Incorporated by reference to MCV's Annual Report on Form 10-K for the year ended December 31, 1993 as the bracketed numbered exhibits.

   (f) Incorporated by reference to MCV's Annual Report on Form 10-K for the year ended December 31, 1994 as the bracketed numbered exhibits.

   (g) Incorporated by reference to MCV's Annual Report on Form 10-K for the year ended December 31, 1995 as the bracketed numbered exhibits.