Form 10-Q
period 1997-03-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1997-05-15
CIK 869905

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ----------------  -------------------

Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                       38-2726166
--------------------------------------           ----------------------------
   State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


     100 PROGRESS PLACE, MIDLAND, MICHIGAN                    48640
----------------------------------------------             -----------
   (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   (517) 839-6000
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---   ----

                         PART I.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                       CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                                      March 31,
                                                                        1997              December 31,
ASSETS                                                              (Unaudited)               1996
                                                                    -----------          ------------
CURRENT ASSETS:
 Cash and cash equivalents                                          $   144,767          $    209,959
 Restricted cash and cash equivalents                                    14,459                14,041
 Accounts receivable                                                     71,010                73,811
 Gas inventory                                                            3,617                13,539
 Unamortized property taxes                                              19,287                     -
 Prepaid expenses and other                                               9,236                 4,078
                                                                    -----------          ------------
  Total current assets                                                  262,376               315,428
                                                                    -----------          ------------

PROPERTY, PLANT AND EQUIPMENT:
 Property, plant and equipment                                        2,414,065             2,403,640
 Pipeline                                                                21,222                21,222
                                                                    -----------          ------------
  Total property, plant and equipment                                 2,435,287             2,424,862

 Accumulated depreciation                                              (561,763)             (535,590)
                                                                    -----------          ------------
  Net property, plant and equipment                                   1,873,524             1,889,272
                                                                    -----------          ------------

OTHER ASSETS:
 Restricted non-current cash and cash equivalents                       139,076               143,049
 Deferred financing costs, net of accumulated amortization
  of $8,513 and $8,231, respectively                                     10,064                10,346
 Materials, supplies and other                                           21,445                 5,850
                                                                    -----------          ------------
  Total other assets                                                    170,585               159,245
                                                                    -----------          ------------

TOTAL ASSETS                                                        $ 2,306,485          $  2,363,945
                                                                    ===========          ============

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable, accrued and other liabilities                    $    70,811          $     67,539
 Interest payable                                                        43,213                88,652
 Current portion of long-term debt                                      101,257                78,574
                                                                    -----------          ------------
  Total current liabilities                                             215,281               234,765
                                                                    -----------          ------------

NON-CURRENT LIABILITIES:
 Long-term debt                                                       1,877,518             1,929,241
 Other                                                                      575                   455
                                                                    -----------          ------------
  Total non-current liabilities                                       1,878,093             1,929,696
                                                                    -----------          ------------

CONTINGENCIES

TOTAL LIABILITIES                                                     2,093,374             2,164,461
                                                                    -----------          ------------

PARTNERS' EQUITY                                                        213,111               199,484
                                                                    -----------          ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                              $ 2,306,485          $  2,363,945
                                                                    ===========          ============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)






                                                     Three Months Ended
                                                         March 31,
                                                 -------------------------
                                                    1997            1996
                                                 ---------       ---------
OPERATING REVENUES:
 Capacity                                        $ 100,369       $  91,299
 Electric                                           55,467          52,112
 Steam and other                                     8,370           7,610
                                                 ---------       ---------

  Total operating revenues                         164,206         151,021
                                                 ---------       ---------
OPERATING EXPENSES:
 Fuel costs                                         69,205          64,437
 Depreciation                                       26,207          26,203
 Operations                                          4,345           4,159
 Maintenance                                         2,912           4,266
 Property and single business taxes                  6,468           6,628
 Administrative, selling and general                 2,191           2,229
                                                 ---------       ---------

  Total operating expenses                         111,328         107,922
                                                 ---------       ---------

OPERATING INCOME                                    52,878          43,099
                                                 ---------       ---------
OTHER INCOME (EXPENSE):
 Interest and other income                           4,322           3,756
 Interest expense                                  (43,573)        (45,208)
                                                 ---------       ---------

  Total other income (expense), net                (39,251)        (41,452)
                                                 ---------       ---------

NET INCOME                                       $  13,627       $   1,647
                                                 =========       =========






   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)





                                                  Three Months Ended
                                                    March 31, 1997
                                        ------------------------------------
                                          General       Limited
                                         Partners      Partners        Total
                                        ---------     ---------     --------
BALANCE, BEGINNING OF PERIOD            $ 162,312     $  37,172     $199,484


Net income                                 11,864         1,763       13,627


                                        ---------     ---------     --------

BALANCE, END OF PERIOD                  $ 174,176     $  38,935     $213,111
                                        =========     =========     ========










    The accompanying condensed notes are an integral part of this statement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)



                                                                                Three Months Ended
                                                                                     March 31,
                                                                             ------------------------
                                                                                1997           1996
                                                                             ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  13,627       $  1,647

  Adjustments to reconcile net income to net cash used by operating activities

  Depreciation and amortization                                                   26,489         26,496
  Decrease in accounts receivable                                                  2,801          1,081
  Decrease in gas inventory                                                        9,922         11,881
  Increase in unamortized property taxes                                         (19,287)       (19,349)
  Increase in prepaid expenses                                                    (5,158)        (4,807)
  Increase in materials, supplies and other                                      (15,595)        (1,049)
  Increase in accounts payable, accrued and other liabilities                      3,272         17,680
  Decrease in interest payable                                                   (45,439)       (46,984)
  Increase in other non-current liabilities                                          120             36
                                                                               ---------       --------
   Net cash used by operating activities                                         (29,248)       (13,368)
                                                                               ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant modifications and purchases of plant and equipment                       (10,459)        (7,606)
                                                                               ---------       --------
   Net cash used in investing activities                                         (10,459)        (7,606)
                                                                               ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of financing obligation                                              (29,040)       (25,977)
  Decrease in restricted non-current cash and cash equivalents                     3,973          1,286
                                                                               ---------       --------
   Net cash used in financing activities                                         (25,067)       (24,691)
                                                                               ---------       --------

NET DECREASE IN CASH, CASH EQUIVALENTS AND
  RESTRICTED CASH -- CURRENT                                                     (64,774)       (45,665)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
  AT BEGINNING OF PERIOD                                                         224,000        177,408

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
                                                                               ---------       ---------
AT END OF PERIOD                                                               $ 159,226       $ 131,743
                                                                               =========       =========





   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes as contained in the Annual Report on Form 10-K for the year ended December 31, 1996 of Midland Cogeneration Venture Limited Partnership ("MCV") which includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Prior period amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of MCV and its wholly owned subsidiaries. All material transactions and balances among entities which comprise MCV have been eliminated in the consolidated financial statements.


(1)    THE PARTNERSHIP AND ASSOCIATED RISKS

       MCV was organized to construct, own and operate a combined-cycle, gas-fired cogeneration facility (the "Facility") located in Midland, Michigan. MCV was formed on January 27, 1987, and the Facility entered into commercial operation in 1990.

       In February 1992, MCV acquired the outstanding common stock of PVCO Corp., a previously inactive company. MCV and PVCO Corp. entered into a partnership agreement to form MCV Gas Acquisition General Partnership ("MCV GAGP") for the purpose of buying and selling natural gas on the spot market and other transactions involving natural gas activities. Currently, MCV GAGP is not actively engaged in any business activity.

       The Facility is designed to provide approximately 1,370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per
       hour.    MCV has contracted to supply up to 1,240 MW of electric capacity to Consumers Energy Company, formerly Consumers Power Company, ("Consumers") for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' honoring its obligations under the Power Purchase Agreement ("PPA") with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

       The Facility is a qualifying cogeneration facility ("QF") certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the three months
       ended March 31, 1997, the Facility achieved a Thermal    Percentage of
       18.9% and a PURPA Efficiency Percentage of 45.9%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements.
       MCV believes that given projected levels of steam and electricity sales, coupled with continued diligent operating practices, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1997.

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


(2) RESTRICTED CASH AND CASH EQUIVALENTS

    Current and non-current restricted cash and cash equivalents consist of the following as of (in thousands):


                                                                 March 31,       December 31,
                                                                   1997              1996
                                                                 ---------       ------------
  Current:
  Funds restricted for plant modifications                       $  14,459          $  14,041
                                                                 =========          =========

  Non-current:
  Funds restricted for rental payments pursuant
    to the Overall Lease Transaction                             $ 138,530          $ 142,624

  Funds restricted for management non-qualified plans                  546                425
                                                                 ---------          ---------

                                                                 $ 139,076          $ 143,049
                                                                 =========          =========



(3) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of (in thousands):


                                                                 March 31,       December 31,
                                                                   1997              1996
                                                                 ---------       ------------
          Accounts payable
            Related parties                                      $  17,241          $  11,743
            Trade creditors                                         25,640             40,076
          Property and single business taxes                        26,025             11,835
          Other                                                      1,905              3,885
                                                                 ---------          ---------

          Total                                                  $  70,811          $  67,539
                                                                 =========          =========

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(4) LONG-TERM DEBT

    Long-term debt consists of the following as of (in thousands):


                                                                  March 31,    December 31,
                                                                    1997           1996
                                                                 ------------  ------------
    Financing obligation, maturing through 2015,
    effective interest rate of approximately 8.7%,
    payable in semi-annual installments of principal
    and interest, secured by property, plant and equipment       $ 1,978,775     $2,007,815

    Less current portion                                            (101,257)       (78,574)
                                                                 -----------     ----------

    Total long-term debt                                         $ 1,877,518     $1,929,241
                                                                 ===========     ==========


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

    Interest and fees incurred related to long-term debt arrangements during the three months ended March 31, 1997 and 1996 were $43.3 million and $44.9 million, respectively. Interest and fees paid for the three months ended March 31, 1997 and 1996 were $88.7 million and $91.9 million, respectively.


(5) CONTINGENCIES

    PPA - 25 MW Regulatory Disallowance, Fixed Energy Payments for Deliveries Above the Caps

    On February 23, 1995, the Michigan Public Service Commission ("MPSC") in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction), resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "jurisdictional issue"). Under the "regulatory out" provision of the PPA Consumers may, under certain conditions, be relieved of paying energy charges to MCV to the extent the MPSC does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity payments to MCV below an average rate of 3.77 cents per kWh for available contract capacity as a result of the regulatory disallowance described above. In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the jurisdictional issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

   and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The decision involving the jurisdictional issue has become final, affirming the MPSC's decision. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the jurisdictional issue (approximately $53,000 per month).In addition, MCV agreed to the release to Consumers of the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution of the energy charge to be paid to MCV, which will be adjusted with any refund of the $1.9 million (discussed above), as a result of the finality of the jurisdictional issue. MCV has not recognized any of these amounts related to the jurisdictional issue as operating revenues.

   The MPSC ruled in the 1993 Reconciliation Case that Consumers could not recover from its retail customers approximately $.6 million of fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW (the "off-peak cap issue"). Consumers had paid into escrow approximately $.4 million of this sum and the balance had been paid to MCV. Consumers and MCV appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals and on November 1, 1996, the Michigan Court of Appeals affirmed the MPSC's decision. MCV and Consumers filed motions for rehearing of the November 1, 1996 Michigan Court of Appeals Order which were denied on January 27, 1997. MCV petitioned the Michigan Supreme Court to review the off-peak cap issue. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of this proceeding.

   In addition, as part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC ruled that for 1994 Consumers would not be permitted to recover fixed energy costs for energy associated with the off-peak cap issue. MCV believed the MPSC order on this issue was erroneous and filed an appeal of the MPSC decision. The Michigan Court of Appeals affirmed the MPSC. MCV has petitioned the court for rehearing. Other PSCR Plan and Reconciliation Cases for the years 1994 - 1997 are pending before the MPSC at this time. Consumers has escrowed approximately $2.8 million in 1996 and $1.0 million for the years 1995 and 1994 of fixed energy charges payable to MCV based on the MPSC ruling. MCV Management cannot predict the outcome of these proceedings.

   In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers related to three cases: Case No. U-10685, Consumers' electric general rate case; Case No. U-10787, Consumers' request for approval of a special competitive services tariff (Rate SCS); and Case No. U-10754, Consumers' application for approval of revised depreciation rates for electric and common utility plant. MCV is a party to the consolidated proceeding. The settlement agreement proposes approving one-hundred percent jurisdictional cost recovery of the remaining 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity is in addition to the 915 MW already approved (subject to the jurisdictional issue) by the MPSC. Recovery from Consumers retail customers would begin January 1, 1996. The initial average capacity charge recovered would be
   2.86 cents per kWh escalating to 3.62 cents per kWh in 2004 and thereafter. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the jurisdictional issue which the MPSC deferred to the 1996 PSCR Plan proceeding. Various parties have petitioned the MPSC for rehearing and on April 10, 1997 the MPSC granted in part and denied in part those petitions. No issues associated with the 325 MW recovery of MCV's capacity or energy were part of the grant of rehearing. However, in the 1996 PSCR Plan proceeding, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. The Attorney General,

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

   among others, has filed an appeal of the 325 MW Settlement Order. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue and has released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the proceeding paragraph, subject to a final decision upholding the 325 MW Settlement Order on this issue. The $1.4 million escrowed in 1993, 1994 and 1995 remains in escrow. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding or the 1996 PSCR Plan proceeding.

   GTG Equipment Problems

   In 1991 and 1992, several of the gas turbine generators ("GTG's") experienced cracking in the hot gas casings which, in two cases, caused extensive damage to the turbine blades and vanes. As a result of these cracking problems, modifications were made on all GTG's and, MCV and ABB Power Generation, Inc. ("ABB Power") implemented a program of hot gas casing inspections for all GTG's. In January 1996, two additional GTG's experienced severe cracking in the hot gas casings causing extensive damage to the turbine blades and vanes. Extensive analysis and review by MCV and ABB Power concluded that crack initiation tended to start in high stress areas of the hot gas casing and that pulsations were the key factor in crack propagation in these units. MCV and ABB Power have modified the burner geometry of all the turbines which has significantly reduced pulsations in the hot gas casings and installed additional measuring devices to detect any pulsations which are suspected of accelerating crack propagation. MCV and ABB Power continue to study whether any modifications are needed in the high stress areas of the hot gas casings, but MCV believes that the burner modifications have resolved the pulsation problems and there should be no significant future impacts on plant availability or efficiency from pulsations, although no assurance can be given that additional equipment problems will not occur.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(6) PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

  The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at March 31, 1997, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of March 31, 1997 and 1996, and for each of the three month periods ended March 31, (in thousands).

Equity Partner, Type of Partner              Equity
 and Nature of Related Party                 Interest          Interest
----------------------------------          ---------          --------
CMS Midland, Inc.                           $104,424            49.0%
  General Partner; wholly-owned
  subsidiary of Consumers Energy
  Company (formerly Consumers Power
  Company)

The Dow Chemical Company                     28,970              7.5
  Limited Partner

Source Midland Limited Partnership           33,215             18.1
  General Partner; affiliate of
  PanEnergy Corp

Coastal Midland, Inc.                        19,929             10.9
  General Partner; wholly-owned
  subsidiary of The Coastal
  Corporation

MEI Limited Partnership                      16,608              9.1
  General Partner; affiliate of
  ASEA Brown Boveri, Inc.

Micogen Limited Partnership                   8,304              4.5
  Limited Partner; affiliate of
  Fluor Corporation

C-E Midland Energy, Inc.                      1,660               .9
  Limited Partner; affiliate of
  ASEA Brown Boveri, Inc.

Alanna Corporation                              1*                .00001
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings Corporation

         Related Party Transactions
               and Agreements                                       1997             1996
---------------------------------------------------------         --------         --------
Power purchase agreement                                          $151,016         $138,521
Power purchase agreement administrative fees                             6                6
Purchases under gas transportation agreements                        2,405            2,321
Purchases under spot gas agreements                                    132              740
Purchases under gas supply agreements                                3,132            3,063
Gas storage agreement                                                  641              641
Land lease/easement agreements                                         150              150
General construction/service/engineering agreement                       5               39
Facilities agreement - transmission line and metering
  facility maintenance                                                   4               11
Accounts receivable                                                 52,100           50,635
Accounts payable                                                    10,209            5,105
Gas exchanges                                                          470            2,789

Steam and electric power agreement                                  13,190           12,501
Steam purchase agreement - Dow Corning Corp (affiliate)                995               --
Purchases under demineralized water supply agreement                 2,137            1,640
Rent under office building lease agreement                             103              114
Accounts receivable                                                  6,523            2,934
Accounts payable                                                     1,698            1,770
Standby and backup fees                                                214              540

Purchases under gas transportation agreements                        3,644            3,581
Purchases under spot gas agreements                                    133            2,735
Accounts receivable                                                     --              507
Accounts payable                                                     1,351            1,791
Gas exchanges                                                           --            2,082

Purchases under gas transportation agreements                        3,514            3,688
Purchases under spot gas agreement                                     320              592
Purchases under gas supply agreement                                 1,376            1,324
Gas agency agreement                                                   435              365
Deferred reservation charges under gas purchase agreement            3,940            2,955
Accounts receivable                                                      4                9
Accounts payable                                                     3,528            3,224
Gas exchanges                                                          152              633

Gas turbine maintenance and spare parts agreement                    8,265            7,170
Accounts payable                                                       280              390
Partner cash withdrawal (including accrued interest)**               4,339               --

Partner cash withdrawal (including accrued interest)**               1,950               --



Service Agreement                                                      583              925
Accounts Payable                                                       168              372

Note receivable                                                          1                1

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

      Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1996 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations: Comparison of the three months ended March 31, 1997 and 1996.

Overview

For the first quarter of 1997, MCV recorded net income of $13.6 million as compared with net income of $1.6 million for the first quarter of 1996. The increase in net income for the first quarter of 1997 as compared to 1996 is primarily the result of a higher available capacity under the PPA due to significantly fewer equipment problems during the first quarter of 1997.

Operating Revenues

The following represents significant operating revenue statistics for the three months ended March 31 (dollars in thousands except average rates):


                                                              1997              1996
                                                        --------------     --------------
Operating Revenues                                        $   164,206        $   151,021

Capacity Revenue                                          $   100,369        $    91,299
  PPA Contract Capacity (MW)                                    1,240              1,240
  PPA Availability                                               99.3%              89.3%

Electric Revenue                                          $    55,467        $    52,112
  PPA Delivery as a Percentage of Contract Capacity              91.3%              84.4%
  PPA, and SEPA Electric Deliveries (MWh)                   2,579,726          2,419,810
  Average PPA Variable Energy Rate ($/MWh)                $     16.94        $     17.00
  Average PPA Fixed Energy Rate ($/MWh)                   $      4.10        $      3.90

Steam Revenue                                             $     4,552        $     3,792
  Steam Deliveries (Mlbs)                                   1,710,462          1,486,910

Other Operating Income                                    $     3,818        $     3,818

For the first quarter of 1997, MCV's operating revenues increased $13.2 million from the first quarter of 1996 due primarily to higher capacity and electric revenues generated under the PPA. The capacity revenue increase of $9.1 million is the result of higher capacity payments under the PPA due to fewer scheduled and unscheduled maintenance outages. In the first quarter of 1996 MCV experienced severe cracking in the hot gas casings of the gas turbine generators ("GTG's") which reduced the capacity payments under the PPA. The increase in 1997 first quarter electric revenue of $3.4 million is primarily due to higher electric deliveries resulting from increased availability of the GTG's.

Operating Expenses

For the first quarter of 1997, MCV's operating expenses were $111.3 million, which includes $69.2 million of fuel costs. During this period MCV purchased approximately 27.5 billion cubic feet ("bcf") of natural gas, of which 24.6 bcf was consumed at the plant to produce energy and 2.9 bcf was used for either transportation fuel or as a net change to gas in storage. The average commodity cost of fuel for the first quarter of 1997 was $2.45 per million British thermal units ("MMBtu"). For the first quarter of 1996, MCV's operating expenses were $107.9 million, which includes $64.4 million of fuel costs. During this period MCV purchased approximately 28.4 bcf of natural gas, of which 23.5 bcf was consumed at the plant to produce energy and 4.9 bcf was used for either transportation fuel or as a net change to gas in storage. The average commodity cost of fuel for the first quarter of 1996 was $2.36/MMBtu. The increase in fuel costs for the first quarter of 1997 of $4.8 million compared to 1996 was due to an increase in fuel usage resulting from the higher Consumers dispatch level and due to higher gas prices in both the short and long-term markets.

For the first quarter of 1997, operating expenses other than fuel costs decreased $1.4 million over the first quarter of 1996 due primarily to a provision for the insurance claims on two gas turbine failures in January, 1996. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income in the first quarter of 1997 compared to 1996 is due to maintaining a higher average cash investment balance. The decrease in interest expense in the first quarter of 1997 from the first quarter of 1996 is due to a lower principal balance on MCV's financing obligation.

Liquidity and Financial Resources

During the first three months of 1997 and 1996, net cash used by MCV's operations was $29.2 million and $13.4 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next eighteen years. In January, 1997 and 1996, MCV paid the basic rent requirements of $117.7 million, and $117.8 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At March 31, 1997, the borrowing base was $49.5 million. The Working Capital Facility term currently extends to August 31, 1997. MCV did not utilize the Working Capital Facility during the first three months of 1997, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet working capital shortfalls, which might occur.

Since January 1992, MCV has experienced a reduction in the energy charges it is paid for electricity under the PPA due both to declining coal costs at Consumers' generating plants and Consumers' ability, under the "regulatory out" provisions of the PPA, to withhold fixed energy charges for available but undelivered energy. If there are continued reductions in energy charges relative to MCV's cost of fuel used in production, there could be a material adverse impact on MCV's ability to make future rental payments out of cash flow from operations. For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of March 31, 1997, there was $259.8 million (which includes $55.6 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of MCV is also influenced by economic factors, weather conditions, pricing and transportation of commodities and inflation, among other important factors. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA, and maintenance of the Facility's QF status.

Operating Outlook. Approximately 65% of PPA revenues are capacity payments which are based on the Facility's availability. PPA availability was 99.3% for the first three months of 1997, 96.4% in 1996 and 98.1% in 1995 . Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbine. MCV expects long-term PPA availability to exceed 90%.

GTG Equipment Problems. In 1991 and 1992, several of the gas turbine generators ("GTG's") experienced cracking in the hot gas casings which, in two cases, caused extensive damage to the turbine blades and vanes. As a result of these cracking problems, modifications were made on all GTG's and, MCV and ABB Power Generation, Inc. ("ABB Power") implemented a program of hot gas casing inspections for all GTG's. In January 1996, two additional GTG's experienced severe cracking in the hot gas casings causing extensive damage to the turbine blades and vanes. Extensive analysis and review by MCV and ABB Power concluded that crack initiation tended to start in high stress areas of the hot gas casing and that pulsations were the key factor in crack propagation in these units. MCV and ABB Power have modified the burner geometry of all the turbines which has significantly reduced pulsations in the hot gas casings and installed additional measuring devices to detect any pulsations which are suspected of accelerating crack propagation. MCV and ABB Power continue to study whether any modifications are needed in the high stress areas of the hot gas casings, but MCV believes that the burner modifications have resolved the pulsation problems and there should be no significant future impacts on plant availability or efficiency from pulsations, although no assurance can be given that additional equipment problems will not occur.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through March 1997, the energy charge (fixed and variable) paid to MCV has declined by .21 cents per kWh, while the average variable cost of delivered fuel for the period 1990 - 1996, has risen by $0.18 per MMBtu.

The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the contract prices under which MCV purchases fuel (generally escalated at either the total PPA energy charge or 4% per year). The difference could be further exacerbated in approximately three years as MCV's gas contracts begin to expire if the cost of replacement fuel is materially higher than the prices in the expiring contracts.

Energy Payments Under the PPA. On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to MPSC jurisdiction) resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "jurisdictional issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the jurisdictional issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The decision involving the jurisdictional issue has become final, affirming the MPSC's decision. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the jurisdictional issue (approximately $53,000 per month). In addition, MCV agreed to the release to Consumers of the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution of the energy charge to be paid to MCV, which will be adjusted with any refund of the $1.9 million (discussed above), as a result of the finality of the jurisdictional issue. MCV has not recognized any of these amounts related to the jurisdictional issue as operating revenues.

The MPSC ruled in the 1993 Reconciliation Case that Consumers could not recover from its retail customers approximately $.6 million of fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW (the "off-peak cap issue"). Consumers had paid into escrow approximately $.4 million of this sum and the balance had been paid to MCV. Consumers and MCV appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals and on November 1, 1996, the Michigan Court of Appeals affirmed the MPSC's decision. MCV and Consumers filed motions for rehearing of the November 1, 1996 Michigan Court of Appeals Order which were denied on January 27, 1997.
MCV petitioned the Michigan Supreme Court to review the off-peak cap issue.
MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of this proceeding.

In addition, as part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC ruled that for 1994 Consumers would not be permitted to recover fixed energy costs for energy associated with the off-peak cap issue. MCV believed the MPSC order on this issue was erroneous and filed an appeal of the MPSC decision. The Michigan Court of Appeals affirmed the MPSC. MCV has petitioned the court for rehearing. Other PSCR Plan and Reconciliation Cases for the years 1994 - 1997 are pending before the MPSC at this time. Consumers has escrowed approximately $2.8 million in 1996 and $1.0 million for the years 1995 and 1994 of fixed energy charges payable to MCV based on the MPSC ruling. MCV Management cannot predict the outcome of these proceedings.

In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers related to three cases: Case No. U-10685, Consumers' electric general rate case; Case No. U-10787, Consumers' request for approval of a special competitive services tariff (Rate SCS); and Case No. U-10754, Consumers' application for approval of revised depreciation rates for electric and common utility plant. MCV is a party to the consolidated proceeding. The settlement agreement proposes approving one-hundred percent jurisdictional cost recovery of the remaining 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity is in addition to the 915 MW already approved (subject to the jurisdictional issue) by the MPSC. Recovery from Consumers retail customers would begin January 1, 1996. The initial average capacity charge recovered would be 2.86 cents per kWh escalating to
3.62 cents per kWh in 2004 and thereafter. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the jurisdictional issue which the MPSC deferred to the 1996 PSCR Plan proceeding. Various parties have petitioned the MPSC for rehearing and on April 10, 1997, the MPSC granted in part and denied in part those petitions. No issues associated with the 325 MW recovery of MCV's capacity or energy were part of the grant of rehearing. However, in the 1996 PSCR Plan proceeding, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. The Attorney General, among others, has filed an appeal of the 325 MW Settlement Order. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue and has released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the proceeding paragraph, subject to a final decision upholding the 325 MW Settlement Order on this issue. The $1.4 million escrowed in 1993, 1994 and 1995 remains in escrow. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding or the 1996 PSCR Plan proceeding.

Michigan Electric Industry Restructuring Proceedings. On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. Generally, the MPSC is considering a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier. The MPSC held three public hearings to receive comments on a "Staff Report on Electric Industry Restructuring" ("Staff Report") prepared by the MPSC staff. The Staff Report recommends a phased-in program (from 1997 through 2004) for this competitive regime known as "direct access" whereby all customers (industrial, commercial and residential) would be eligible to select the electricity supplier of their choice. The report addresses many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The Staff Report recommends recovery by utilities of stranded costs including energy supply costs (such as purchased power contracts previously approved by the MPSC ) incurred during the regulated era that will be above market prices during the new competitive regime proposed in the Staff Report. MCV filed comments to the Staff Report. MCV advocated, among other things, full recovery of PPA charges. On February 5, 1997, the MPSC issued a subsequent order which, among other things, concluded that additional information would be useful for the MPSC to fully evaluate the Staff Report. To that end, four additional public hearings were scheduled, Consumers and Detroit Edison Company (the two largest investor owner utilities in Michigan) were directed to make an informational filing by March 7, 1997 and interested parties were given the opportunity to file written comments by April 7, 1997. On March 7, 1997, Consumers made its informational filing addressing all of the requested issues. Generally, Consumers' filing approved of the Staff Report with certain significant modifications. Of importance to

MCV, Consumers' filing stated that Consumers has approximately $1.8 billion of existing transition costs (which includes costs associated with the purchases of capacity from MCV through the year 2007) which would be recovered by a transition charge to be paid by direct access customers. MCV filed reply comments on April 7, 1997 supporting its previous comments including stranded cost recovery for the life of the PPA. No other proceedings are scheduled by the MPSC at this time. The Michigan legislature has also begun a hearing process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot predict the impact on MCV or the outcome of this proceeding.

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

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances. Such termination would likely lead to a loss of QF status for the Facility. The amounts of steam that Dow is obligated to take under the SEPA are expected to be sufficient to allow the Facility to maintain a Thermal Percentage of 5% (which would require the Facility to achieve the 45% PURPA Efficiency Percentage) but will not be sufficient to allow the Facility to maintain a Thermal Percentage of 15% (which would allow a reduction of the required PURPA efficiency standard to 42.5%). As a result of Consumers' decision, in 1996, to increase MCV's electric dispatch consistent with the terms of the 325 MW Settlement Order, energy deliveries under the PPA could exceed 90% of Contract Capacity in the future. In that event, Dow and DCC steam purchases must average approximately 600,000 lbs/hour for the Facility to achieve a 15% Thermal Percentage. Higher levels of electric energy deliveries will require higher levels of steam purchases in order to achieve a 15% Thermal Percentage.

Under an agreement signed November 1, 1994, Dow began purchasing steam for its corporate center in October 1995, which has added an annual average of approximately 22,000 lbs/hr in steam sales. Under an agreement signed November 15, 1995, DCC began purchasing steam for its Midland site in July 1996, a use MCV believes will add an annual average of approximately 115,000 lbs/hr in steam sales. Dow and DCC steam purchases for the first three months of 1997 averaged 791,881 lbs/hr reflecting, in part, the relatively high usage of steam related to cold weather. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage even if electricity deliveries under the PPA exceed 90% of Contract Capacity.

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

PanEnergy Corp ("PanEnergy"), the parent company of Source Midland Limited Partnership ("Source Midland"), one of the general partners of MCV, announced on November 25, 1996, that its Board of Directors had approved a definitive merger agreement with Duke Power Company. The merger remains subject to regulatory approval. To the extent that the merger would cause Source Midland to be regulated as a utility under PURPA, Source Midland would be required by the MCV Limited Partnership Agreement to divest itself of its interest in MCV in order to keep the utility ownership in MCV below 50% in compliance with PURPA QF ownership limitations. On April 29, 1997, it was announced that MCN Investment Corporation ("MCNIC"), a subsidiary of MCN Energy Group, Inc. ("MCN"), executed an agreement to purchase PanEnergy's interest in MCV. Neither MCNIC or MCN is an electric utility and hence MCV's utility ownership will remain below 50%, as required by PURPA.

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

See Part I, Item 1, "Financial Statements and Supplementary Data -- Notes 1 through 5 to the Condensed Notes to Unaudited Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

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

On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to MPSC jurisdiction) resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "jurisdictional issue"). On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the jurisdictional issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The decision involving the jurisdictional issue has become final, affirming the MPSC's decision. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the jurisdictional issue (approximately $53,000 per month). In addition, MCV agreed to the release to Consumers of the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution of the energy charge to be paid to MCV, which will be adjusted with any refund of the $1.9 million (discussed above), as a result of the finality of the jurisdictional issue. MCV has not recognized any of these amounts related to the jurisdictional issue as operating revenues.

The MPSC ruled in the 1993 Reconciliation Case that Consumers could not recover from its retail customers approximately $.6 million of fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW (the "off-peak cap issue"). Consumers had paid into escrow approximately $.4 million of this sum and the balance had been paid to MCV. Consumers and MCV appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals and on November 1, 1996, the Michigan Court of Appeals affirmed the MPSC's decision. MCV and Consumers filed motions for rehearing of the November 1, 1996 Michigan Court of Appeals Order which were denied on January 27, 1997.
MCV petitioned the Michigan Supreme Court to review the off-peak cap issue.
MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of this proceeding.

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

On September 8, 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers related to three cases: Case No. U-10685, Consumers' electric general rate case; Case No. U-10787, Consumers' request for approval of a special competitive services tariff (Rate SCS); and Case No. U-10754, Consumers' application for approval of revised depreciation rates for electric and common utility plant. MCV is a party to the consolidated proceeding. The settlement agreement proposes approving one-hundred percent jurisdictional cost recovery of the remaining 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity is in addition to the 915 MW already approved (subject to the jurisdictional issue) by the MPSC. Recovery from Consumers retail customers would begin January 1, 1996. The initial average capacity charge recovered would be 2.86 cents per kWh escalating to
3.62 cents per kWh in 2004 and thereafter. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the jurisdictional issue which the MPSC deferred to the 1996 PSCR Plan proceeding. Various parties have petitioned the MPSC for rehearing and on April 10, 1997, the MPSC granted in part and denied in part those petitions. No issues associated with the 325 MW recovery of MCV's capacity or energy were part of the grant of rehearing. However, in the 1996 PSCR Plan proceeding, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. The Attorney General, among others, has filed an appeal of the 325 MW Settlement Order. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue and has released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the proceeding paragraph, subject to a final decision upholding the 325 MW Settlement Order on this issue. The $1.4 million escrowed in 1993, 1994 and 1995 remains in escrow. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding or the 1996 PSCR Plan proceeding.

Michigan Electric Industry Restructuring Proceedings

On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. Generally, the MPSC is considering a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier. The MPSC held three public hearings to receive comments on a "Staff Report on Electric Industry Restructuring" ("Staff Report") prepared by the MPSC staff. The Staff Report recommends a phased-in program (from 1997 through 2004) for this competitive regime known as "direct access" whereby all customers (industrial, commercial and residential) would be eligible to select the electricity supplier of their choice. The report addresses many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The Staff Report recommends recovery by utilities of stranded costs including energy supply costs (such as purchased power contracts previously approved by the MPSC ) incurred during the regulated era that will be above market prices during the new competitive regime proposed in the Staff Report. MCV filed comments to the Staff Report. MCV advocated, among other things, full recovery of PPA charges. On February 5, 1997, the MPSC issued a subsequent order which, among other things, concluded that additional information would be useful for the MPSC to fully evaluate the Staff Report. To that end, four additional public hearings were scheduled, Consumers and Detroit Edison Company (the two largest investor owner utilities in Michigan) were directed to make an informational filing by March 7, 1997 and interested parties were given the opportunity to file written comments by April 7, 1997. On March 7, 1997, Consumers made its informational filing addressing all of the requested issues. Generally, Consumers' filing approved of the Staff Report with certain significant modifications. Of importance to MCV, Consumers' filing stated that Consumers has approximately $1.8 billion of existing transition costs (which includes costs associated with the purchases of capacity from MCV through the year 2007) which would be recovered by a transition charge to be paid by direct access customers. MCV filed reply comments on April 7, 1997 supporting its previous comments including stranded cost recovery for the life of the PPA. No other proceedings are scheduled by the MPSC at this time. The Michigan legislature has also begun a hearing process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot predict the impact on MCV or the outcome of this proceeding.

Federal Electric Industry Restructuring

FERC has jurisdiction over wholesale energy sales in interstate commerce and is moving towards "market" based pricing of electricity in some circumstances as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity, manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these developments.

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




                                               MIDLAND COGENERATION VENTURE
                                                    LIMITED PARTNERSHIP
                                           -------------------------------------
                                                       (Registrant)




Dated:  May 14, 1997                          /s/ James M. Kevra
        ------------                       -------------------------------------
                                                       James M. Kevra
                                           President and Chief Executive Officer




Dated:  May 14, 1997                          /s/ James M. Rajewski
        ------------                       -------------------------------------
                                                       James M. Rajewski
                                               Vice President and Controller
                                              (Principal Accounting Officer)

                                EXHIBIT INDEX
                                -------------


 Exhibit                                                 Sequential
 Number                                                   Page No.
 -------                                                 ----------
   27           Financial Data Schedule                     26
