Form 10-Q
period 1997-06-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1997-08-13
CIK 869905

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                                       OR


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    --------------------

Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     MICHIGAN                                                  38-2726166
--------------------                                      ----------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


 100 PROGRESS PLACE, MIDLAND, MICHIGAN                            48640
------------------------------------------                   -------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code        (517) 839-6000
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                         PART I.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                       CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                               June 30,
                                                                 1997    December 31,
ASSETS                                                       (Unaudited)    1996
                                                            -----------  ------------
CURRENT ASSETS:
 Cash and cash equivalents                                  $   222,902  $    209,959
 Restricted cash and cash equivalents                            14,682        14,041
 Accounts receivable                                             75,418        73,811
 Gas inventory                                                   10,167        13,539
 Unamortized property taxes                                      12,781             -
 Prepaid expenses and other                                       6,660         4,078
                                                            -----------  ------------
  Total current assets                                          342,610       315,428
                                                            -----------  ------------

PROPERTY, PLANT AND EQUIPMENT:
 Property, plant and equipment                                2,424,183     2,403,640
 Pipeline                                                        21,222        21,222
                                                            -----------  ------------
  Total property, plant and equipment                         2,445,405     2,424,862

 Accumulated depreciation                                      (587,824)     (535,590)
                                                            -----------  ------------
  Net property, plant and equipment                           1,857,581     1,889,272
                                                            -----------  ------------

OTHER ASSETS:
 Restricted non-current cash and cash equivalents               140,005       143,049
 Deferred financing costs, net of accumulated amortization
  of $8,802 and $8,231, respectively                              9,775        10,346
 Materials, supplies and other                                   21,175         5,850
                                                            -----------  ------------
  Total other assets                                            170,955       159,245
                                                            -----------  ------------

TOTAL ASSETS                                                $ 2,371,146  $  2,363,945
                                                            ===========  ============

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable, accrued and other liabilities            $    75,392  $     67,539
 Interest payable                                                87,370        88,652
 Current portion of long-term debt                              101,257        78,574
                                                            -----------  ------------
  Total current liabilities                                     264,019       234,765
                                                            -----------  ------------

NON-CURRENT LIABILITIES:
 Long- term debt                                              1,877,518     1,929,241
 Other                                                              597           455
                                                            -----------  ------------
  Total non-current liabilities                               1,878,115     1,929,696
                                                            -----------  ------------

CONTINGENCIES (Note 6)

TOTAL LIABILITIES                                             2,142,134     2,164,461
                                                            -----------  ------------

PARTNERS' EQUITY                                                229,012       199,484
                                                            -----------  ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $ 2,371,146  $  2,363,945
                                                            ===========  ============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)






                                       Three Months Ended    Six Months Ended
                                       June 30,              June 30,
                                       --------------------  ------------------
                                          1997       1996      1997      1996
                                       ---------  ---------  --------  --------
 OPERATING REVENUES:
  Capacity                             $ 100,624  $ 100,275  $200,993  $191,574
  Electric                                53,311     56,052   108,778   108,164
  Steam and other                          6,415      6,647    14,785    14,257
                                       ---------  ---------  --------  --------

   Total operating revenues              160,350    162,974   324,556   313,995
                                       ---------  ---------  --------  --------

 OPERATING EXPENSES:
  Fuel costs                              62,923     66,287   132,128   130,724
  Depreciation                            26,130     26,166    52,337    52,369
  Operations                               3,849      3,693     8,194     7,852
  Maintenance                              3,293      3,255     6,205     7,521
  Property and single business taxes       6,981      6,545    13,449    13,173
  Administrative, selling and general      1,992      1,971     4,183     4,200
                                       ---------  ---------  --------  --------

   Total operating expenses              105,168    107,917   216,496   215,839
                                       ---------  ---------  --------  --------

 OPERATING INCOME                         55,182     55,057   108,060    98,156
                                       ---------  ---------  --------  --------

 OTHER INCOME (EXPENSE):
  Interest and other income                5,222      4,325     9,544     8,081
  Interest expense                       (44,503)   (46,197)  (88,076)  (91,405)
                                       ---------  ---------  --------  --------

   Total other income (expense), net     (39,281)   (41,872)  (78,532)  (83,324)
                                       ---------  ---------  --------  --------

 NET INCOME                            $  15,901  $  13,185  $ 29,528  $ 14,832
                                       =========  =========  ========  ========









   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)





                                                Six Months Ended
                                                 June 30, 1997
                                         ----------------------------
                                          General   Limited
                                         Partners  Partners     Total
                                         --------  --------  --------
BALANCE, BEGINNING OF PERIOD             $162,312  $ 37,172  $199,484

Net income                                 25,708     3,820    29,528

                                         --------  --------  --------

BALANCE, END OF PERIOD                   $188,020  $ 40,992  $229,012
                                         ========  ========  ========




























    The accompanying condensed notes are an integral part of this statement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)



                                                              Six Months Ended
                                                                   June 30,
                                                              ------------------
                                                                  1997      1996
                                                              --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $ 29,528  $ 14,832

 Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation and amortization                                  52,908    52,961
 Increase in accounts receivable                                (1,607)  (10,795)
 Decrease in gas inventory                                       3,372     8,070
 Increase in unamortized property taxes                        (12,781)  (12,899)
 Increase in prepaid expenses and other                         (2,582)   (3,909)
 Increase in materials, supplies and other                     (15,325)   (1,049)
 Increase in accounts payable, accrued and other liabilities     7,853    26,683
 Decrease in interest payable                                   (1,282)   (1,147)
 Increase in other non-current liabilities                         142        57
                                                              --------  --------
  Net cash provided by operating activities                     60,226    72,804
                                                              --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Plant modifications and purchases of plant and equipment      (20,646)  (20,596)
                                                              --------  --------
  Net cash used in investing activities                        (20,646)  (20,596)
                                                              --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of financing obligation                             (29,040)  (25,977)
 Decrease in restricted non-current cash and cash equivalents    3,044        11
                                                              --------  --------
  Net cash used in financing activities                        (25,996)  (25,966)
                                                              --------  --------

NET INCREASE IN CASH, CASH EQUIVALENTS AND
 RESTRICTED CASH -- CURRENT                                     13,584    26,242

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
 AT BEGINNING OF PERIOD                                        224,000   177,408

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
                                                              --------  --------
 AT END OF PERIOD                                             $237,584  $203,650
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

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the six months ended June 30, 1997, the Facility achieved a Thermal Percentage of 16.9% and a PURPA Efficiency Percentage of 45.9%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that given projected levels of steam and electricity sales, coupled with continued diligent operating practices, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1997. MCV meets the ownership limitations of PURPA.

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


(2) SIGNIFICANT ACCOUNTING POLICIES

   Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these instruments. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

   Forward Foreign Exchange Contracts

   MCV entered into an addendum to its service agreement with ABB Power Generation ("ABB Power") which commenced on January 1, 1994. Under this addendum to the service agreement, ABB Power will provide hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections, which are expected to be completed by year 2002. The payments due to ABB Power under this addendum to the service agreement are adjusted annually based on the ratio of the U.S. dollar to Swiss franc currency exchange rate. MCV maintains a foreign currency hedging program to be used only with respect to MCV payments subject to foreign currency exposure under the addendum to the service agreement.

   To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this addendum to the service agreement, MCV enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting Standards ("SFAS") 52 "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the addendum to the service agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized maintenance costs when incurred. As of June 30, 1997, MCV does not have any open positions for forward purchase contracts involving Swiss francs. As of December 31, 1996, MCV had forward purchase contracts involving Swiss francs in the notional amount of $15.0 million, with a deferred $1.4 million loss, recorded in other assets.

   Natural Gas Options and Futures

   To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas option and futures contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized only to secure anticipated natural gas requirements necessary for projected

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

   electric sales under the PPA at a cost of gas less than that available under MCV's long-term natural gas contracts. The natural gas futures contracts qualify as hedges under SFAS 80, "Accounting for Futures Contracts," since the contracts cover probable future transactions.

   Cash is deposited with the broker in a margin account, at the time future or option contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin deposits were $2.7 million and $1.7 million as of June 30, 1997 and December 31, 1996, respectively. MCV's deferred gains and losses on future and option contracts will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of June 30, 1997, MCV had open futures and options contracts of 9.8 Bcf with a deferred gain of $.6 million. As of December 31, 1996, MCV had open futures contracts of 3.0 Bcf with a deferred gain of $.4 million. In addition, MCV recorded approximately $.4 million in net deferred gains on contracts closed prior to June 30, 1997, related to July 1997 purchase commitments, while MCV recorded approximately $.1 million in net deferred gains on contracts closed prior to December 31, 1996, related to January 1997 purchase commitments.

   New Accounting Standard

   In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). Comprehensive income is the total of net income and all other non-owner changes in equity. This statement is effective for fiscal years beginning after December 15, 1997 with earlier application permitted. The adoption of this statement will not impact MCV's financial position or results of operations.


(3) RESTRICTED CASH AND CASH EQUIVALENTS

    Current and non-current restricted cash and cash equivalents consist of the following as of (in thousands):



                                                       June 30,   December 31,
                                                         1997        1996
                                                       --------   ------------
    Current:

    Funds restricted for plant modifications           $ 14,682   $    14,041
                                                       ========   ===========
    Non-current:

    Funds restricted for rental payments pursuant
      to the Overall Lease Transaction                 $139,437   $   142,624

    Funds restricted for management
      non-qualified plans                                   568           425
                                                       --------   -----------

                                                       $140,005   $   143,049
                                                       ========   ===========


                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(4) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following as of (in thousands):



                                               June 30,  December 31,
                                                 1997       1996
                                               --------  ------------
    Accounts payable
      Related parties                          $ 19,657  $     11,743
      Trade creditors                            27,197        40,076
    Property and single business taxes           26,066        11,835
    Other                                         2,472         3,885
                                               --------  ------------

    Total                                      $ 75,392  $     67,539
                                               ========  ============





(5) LONG-TERM DEBT

    Long-term debt consists of the following as of (in thousands):


                                                              June 30,    December 31,
                                                               1997          1996
                                                            ------------  ------------
    Financing obligation, maturing through 2015,
    effective interest rate of approximately 8.7%,
    payable in semi-annual installments of principal
    and interest, secured by property, plant and equipment  $  1,978,775  $  2,007,815

    Less current portion                                        (101,257)      (78,574)
                                                            ------------  ------------

    Total long-term debt                                    $  1,877,518  $  1,929,241
                                                            ============  ============

    Financing Obligation


    In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements ("Overall Lease Transaction") with the Owner Participants, related to substantially all of MCV's fixed assets. Proceeds of the financing were used to retire borrowings outstanding under existing loan commitments, make a capital distribution to the Partners and retire a portion of the notes issued by MCV to MEC Development Corporation ("MDC") in connection with the transfer of certain assets by MDC to MCV. In accordance with SFAS No. 98, "Accounting For Leases," the sale and leaseback transaction has been accounted for as a financing arrangement.

    Interest and fees incurred related to long-term debt arrangements during the six months ended June 30, 1997 and 1996 were $87.5 million and $90.8 million, respectively. Interest and fees paid for the six months ended June 30, 1997 and 1996 were $88.7 million and $92.0 million, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(6) CONTINGENCIES

    PPA - "Regulatory Out" Provision

    Under the "regulatory out" provision of the PPA Consumers may, under certain conditions, be relieved of paying energy charges to MCV to the extent the MPSC does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity payments to MCV below an average rate of 3.77 cents per kWh for available contract capacity as a result of a regulatory disallowance.

       PPA - 25 MW Regulatory Disallowance
       On February 23, 1995, the Michigan Public Service Commission ("MPSC") in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding, "1993 Reconciliation Case" conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the jurisdictional issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the jurisdictional issue has become final. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the jurisdictional issue (approximately $46,000 per month in 1997). In addition, MCV agreed to the release to Consumers of the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution of the energy charge to be paid to MCV, which will be adjusted with any refund of the $1.9 million (discussed above), as a result of the finality of the jurisdictional issue. MCV has not recognized any of these amounts related to this jurisdictional issue as operating revenues.

       PPA - Fixed Energy Payments for Deliveries Above the Caps
       The MPSC ruled in the 1993 and 1994 Reconciliation Cases, that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap of 732 MW in 1993 and
       750.3 MW in 1994 ("the off-peak cap issue"). MCV and Consumers appealed the MPSC orders for both the years 1993 and 1994 to the Michigan Court of Appeals, and in both cases the Michigan Court of Appeals affirmed the MPSC's decisions. MCV believes these rulings are erroneous and has petitioned the Michigan Supreme Court to review the off-peak cap issue and has filed an appeal of the 1994 Reconciliation Case. Other PSCR Plan and Reconciliation Cases for the years 1995-1997 are pending before the MPSC at this time which involve this same issue. Consumers has escrowed approximately $2.8 million for 1996 and $1.4 million for the period April 1993 - December 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. In addition, MCV was paid $.2 million for the period January - March 1993. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of these proceedings.

       PPA - Remaining 325 MW
       In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

       the MPSC staff and Consumers. The settlement agreement proposes approving one-hundred percent jurisdictional cost recovery of the remaining 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity is in addition to the 915 MW already approved (subject to the jurisdictional issue) by the MPSC. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the jurisdictional issue which the MPSC deferred to the 1996 PSCR Plan proceeding. Various parties have petitioned the MPSC for rehearing and on April 10, 1997 the MPSC granted in part and denied in part those petitions. No issues associated with the 325 MW recovery of MCV's capacity or energy were part of the grant of rehearing. However, in the 1996 PSCR Plan proceeding, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. The Attorney General, among others, has filed an appeal of the 325 MW Settlement Order. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $1.4 million for energy delivered above the off-peak cap during the first six months of 1997, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues because the 325 MW Settlement Order has not become final. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding or the 1996 PSCR Plan proceeding.

       PPA - Other Issues
       Recently, Consumers informed MCV of several other potential issues it may pursue, pursuant to the "regulatory out" provision of the PPA. These issues relate to Consumers special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it does not believe that MCV can use the 15 MW of generating capacity attributable to the back pressure turbine, which was placed into service in July 1997, towards available contract capacity under the PPA. Based upon the limited information provided on these potential issues, at this time, MCV cannot accurately determine the financial impact of these issues and what specific action will be taken. MCV management believes, based upon limited information, that these potential issues will not have a material impact upon MCV's financial position, if recognized.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



(7) PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

  The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at June 30, 1997, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of June 30, 1997 and 1996, and for each of the six month periods ended June 30, (in thousands).





Equity Partner, Type of Partner        Equity
 and Nature of Related Party           Interest   Interest
-------------------------------------  ---------  --------
CMS Midland, Inc.                      $112,216       49.0%
  General Partner; wholly-owned
  subsidiary of Consumers Energy
  Company (formerly Consumers
  Power Company)

The Dow Chemical Company                30,163         7.5
  Limited Partner

Source Midland Limited Partnership      36,097        18.1
  ("SMLP") General Partner; affiliate
  of MCN Energy Group Inc. (1)

Coastal Midland, Inc.                  21,658         10.9
  General Partner; wholly-owned
  subsidiary of The Coastal
  Corporation

MEI Limited Partnership                 18,049         9.1
  General Partner; affiliate of
  ASEA Brown Boveri, Inc.

Micogen Limited Partnership              9,024         4.5
  Limited Partner; affiliate of
  Fluor Corporation

C-E Midland Energy, Inc.                 1,804          .9
  Limited Partner; affiliate
  of ASEA Brown Boveri, Inc.

Alanna Corporation                         1 (3)      .00001
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation


         Related Party Transactions
               and Agreements                                  1997      1996
---------------------------------------------------------  --------  --------
Power purchase agreement                                   $301,532  $289,909
Purchases under gas transportation agreements                 4,817     4,716
Purchases under spot gas agreements                           2,499     1,498
Purchases under gas supply agreements                         4,635     5,283
Gas storage agreement                                         1,282     1,282
Land lease/easement agreements                                  300       300
Accounts receivable                                          50,118    50,406
Accounts payable                                             11,101     5,940
Gas exchanges                                                 1,268     3,208

Steam and electric power agreement                           23,024    24,087
Steam purchase agreement - Dow Corning Corp (affiliate)       1,700        --
Purchases under demineralized water supply agreement          3,816     3,085
Accounts receivable                                           1,706     6,264
Accounts payable                                              1,343     1,305
Standby and backup fees                                         403       758

SMLP - Under Ownership of MCNIC Power Company
---------------------------------------------
Purchases under spot gas agreements                             563        --
Purchases under gas supply agreements                         1,597        --
Accounts payable                                              1,469        --

SMLP - Under Ownership of Pan Energy Corp
-----------------------------------------
Purchases under gas transportation agreements                 4,648     7,661
Purchases under spot gas agreements                             911     3,044
Gas exchanges                                                    50     1,345
Accounts payable                                                 --     2,082

Purchases under gas transportation agreements                 6,849     7,111
Purchases under spot gas agreement                            1,687     6,796
Purchases under gas supply agreement                          2,306     2,282
Gas storage agreement                                            60        --
Gas agency agreement                                            742       660
Deferred reservation charges under gas purchase agreement     3,940     2,955
Accounts receivable                                              --       631
Accounts payable                                              3,305     5,060
Gas exchanges                                                   149     3,412
Partner cash withdrawal (including accrued interest) (2)      7,149        --

Gas turbine maintenance and spare parts agreement            16,093    15,155
Accounts payable                                              2,291     1,259
Partner cash withdrawal (including accrued interest) (2)      4,398     4,173

Partner cash withdrawal (including accrued interest) (2)      3,062     1,874


Service Agreement                                             1,248     4,130
Accounts Payable                                                137     1,915


Note receivable                                                   1         1

(1)   On May 16, 1997, MCNIC Power Company acquired all of the

      partnership interests in Source Midland Limited Partnership ("SMLP") from PanEnergy Corp. The SMLP amounts listed Under Ownership of MCN Investment Corporation are as of June 30, 1997 and for the period May 16, 1997 to June 30, 1997. The SMLP amounts listed Under Ownership of PanEnergy Corp are for the period January 1, 1997 to May 15, 1997, and as of June 30, 1996 and the six month period ended June 30, 1996.

(2)   In exchange for a letter of credit pursuant to the Participation
      Agreement.

(3) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

      Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1996 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):



                                                            Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                      ------------------------------   ------------------------------
                                                                  1997          1996               1997          1996
                                                      ----------------  ------------   ----------------  ------------
Operating Revenues                                    $        160,350  $    162,974   $        324,556  $    313,995

Capacity Revenue                                      $        100,624  $    100,275   $        200,993  $    191,574
  PPA Contract Capacity (MW)                                     1,240         1,240              1,240         1,240
  PPA Availability                                                98.5%         98.2%              98.9%         93.7%

Electric Revenue                                      $         53,311  $     56,052   $        108,778  $    108,164
  PPA Delivery as a Percentage of Contract Capacity               90.6%         91.0%              91.0%         87.7%
  PPA and SEPA Electric Deliveries (MWh)                     2,589,324     2,597,339          5,169,060     5,017,083
  Average PPA Variable Energy Rate ($/MWh)            $          16.73  $      17.00   $          16.83  $      17.00
  Average PPA Fixed Energy Rate ($/MWh)               $           3.90  $       4.10   $           4.00  $       4.05

Steam and Other Revenue                               $          2,597  $      2,829   $          7,150  $      6,622
  Steam Deliveries (Mlbs)                                    1,289,976     1,116,640          3,000,438     2,603,550

Other Operating Income                                $          3,818  $      3,818   $          7,635  $      7,635

Comparison of the Three Months ended June 30, 1997 and 1996

Overview

For the second quarter of 1997, MCV recorded net income of $15.9 million as compared with net income of $13.2 million for the second quarter of 1996. The increase in net income is primarily due to lower volumes of natural gas consumed to meet Dow's dispatch and lower interest expense on MCV's financing obligation. This increase is partially offset by lower electric revenues resulting from the Dow tolling credit and lower energy rates under the PPA with Consumers.

Operating Revenues

For the second quarter of 1997, MCV's operating revenues decreased $2.6 million from the second quarter of 1996 due primarily to lower electric and steam revenues generated under the SEPA with Dow. The electric and steam revenues decreased by $2.4 million due to the gas tolling credit given to Dow (Dow is entitled to the credit when Dow exercises its option to provide the gas necessary to generate Dow's take of steam and electricity, subject to certain limitations and conditions). Also contributing to the lower electric revenues were lower energy rates under the PPA with Consumers.

Operating Expenses

For the second quarter of 1997, MCV's operating expenses were $105.2 million, which includes $62.9 million of fuel costs. During this period MCV purchased approximately 26.4 billion cubic feet ("bcf") of natural gas, of which 23.5 bcf was consumed at the plant to produce energy and 2.9 bcf was used for transportation fuel and as a net change to gas in storage. The average commodity cost of fuel for the second quarter of 1997 was $2.34 per million British thermal units ("MMBtu"). For the second quarter of 1996, MCV's operating expenses were $107.9 million, which includes $66.3 million of fuel costs. During this period MCV purchased approximately 25.9 bcf of natural gas, of which 24.3 bcf was consumed at the plant to produce energy and 1.6 bcf was used for transportation fuel and as a net change to gas in storage. The average commodity cost of fuel for the second quarter of 1996 was $2.35/MMBtu. The decrease in fuel costs for the second quarter of 1997 of $3.4 million compared to 1996 was due primarily to a decrease in fuel usage resulting primarily from Dow's tolling of gas to generate part of its take of steam and electricity.

For the second quarter of 1997, operating expenses other than fuel costs increased $.6 million over the second quarter of 1996 due primarily to higher than anticipated maintenance material and service costs. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income in the second quarter of 1997 compared to 1996 is due to maintaining a higher average cash investment balance and higher interest rates. The decrease in interest expense in the second quarter of 1997 from the second quarter of 1996 is due to a lower principal balance on MCV's financing obligation.

Comparison of the Six Months ended June 30, 1997 and 1996

Overview

For the first six months of 1997, MCV recorded net income of $29.5 million as compared with net income of $14.8 million for the first six months of 1996.
The increase in net income for the first six months of 1997 as compared to 1996 is primarily the result of a higher available capacity under the PPA. Early in 1996, MCV experienced significant equipment problems which reduced PPA capacity.

Operating Revenues

For the first six months of 1997, MCV's operating revenues increased $10.6 million from the first six months of 1996 due primarily to higher capacity revenue generated under the PPA. The capacity revenue increase of $9.4 million is the result of higher capacity payments under the PPA due to fewer 1997 scheduled and unscheduled maintenance outages. In the first quarter of 1996, MCV experienced severe cracking in the hot gas casings of several of the gas turbine generators ("GTG's") which reduced the capacity payments under the PPA. The slight increases in electric and steam revenues were due to increases in the Consumers electric dispatch and DCC steam deliveries, these increases were partially offset by lower Dow electric and steam rates due to the credit given to Dow for the tolling of gas.

Operating Expenses

For the first six months of 1997, MCV's operating expenses were $216.5 million, which includes $132.1 million of fuel costs. During this period MCV consumed
48.1 bcf of natural gas at the plant to produce energy, of which 47.1 bcf was purchased during the period and 1.0 bcf was drawn from storage. The average commodity cost of fuel for the first six months of 1997 was $2.40/MMBtu. For the first six months of 1996, MCV's operating expenses were $215.8 million, which includes $130.7 million of fuel costs. During this period MCV consumed
47.8 bcf of natural gas at the plant, of which 44.4 bcf was purchased during the period and 3.4 bcf was drawn from storage. The average commodity cost of fuel for the first six months of 1996 was $2.35/MMBtu. The increase in fuel costs for the first six months of 1997 of $1.4 million compared to 1996 was due to an increase in fuel usage resulting from the higher Consumers dispatch level during the first six months of 1997 and higher gas prices primarily in the long-term market. This increase was partially offset by a decrease in fuel purchases resulting from Dow's tolling of gas to generate part of its take of steam and electricity.

For the first six months of 1997, operating expenses other than fuel costs decreased $.7 million over the first six months of 1996 due primarily to the establishment, in 1996, of a provision for the insurance claims on two gas turbine failures in January 1996. This decrease was partially offset by increased operating costs due to the increased energy dispatch. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income in the first six months of 1997 compared to 1996 is due to maintaining a higher average cash investment balance and to higher interest rates. The decrease in interest expense in the first six months of 1997 from the first six months of 1996 is due to a lower principal balance on MCV's financing obligation.

Liquidity and Financial Resources

During the first six months of 1997 and 1996, net cash generated by MCV's operations was $60.2 million and $72.8 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next eighteen years. In January, 1997 and 1996, MCV paid the basic rent requirements of $117.7 million, and $117.8 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At June 30, 1997, the borrowing base was $46.6 million. The Working Capital Facility term currently extends to August 31, 1997 and MCV expects to extend it beyond that time. MCV did not utilize the Working Capital Facility during the first six months of 1997, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet working capital shortfalls, which might occur.

Since January 1992, MCV has experienced a reduction in the energy charges it is paid for electricity under the PPA due both to declining coal costs at Consumers' generating plants and Consumers' ability, under the "regulatory out" provisions of the PPA, to withhold a portion of fixed energy charges. If there are continued reductions in energy charges relative to MCV's cost of fuel used in production, there could be a material adverse impact on MCV's ability to make future rental payments out of cash flow from operations. For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of June 30, 1997, there was $268.3 million (which includes

$61.3 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes. (Amounts forth coming.)

Outlook

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. The following discussion of the outlook for MCV contains certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 (the "Act"), including, without limitation, discussion as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed reflecting MCV's current expectations of the manner in which the various factors discussed therein may affect its business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Accordingly, this "Safe Harbor" Statement contains additional information about such factors relating to the forward-looking statements. There is no assurance that MCV's expectations will be realized or that unexpected events will not have an adverse impact on MCV's business.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies, legislation and regulatory actions (including those of the Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of MCV is also influenced by economic factors, weather conditions, pricing and transportation of commodities and inflation, among other important factors.
All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA, and maintenance of the Facility's QF status.

Operating Outlook. Approximately 65% of PPA revenues are capacity payments which are based on the Facility's availability. PPA availability was 98.9 % for the first six months of 1997, 96.4% in 1996 and 98.1% in 1995. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to exceed 90%.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through June 1997, the energy charge (fixed and variable) paid to MCV has declined by .23 cents per kWh, while the average variable cost of delivered fuel for the period 1990 - 1996, has risen by $0.18 per MMBtu.

The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel (contract prices generally escalate at either the total PPA energy charge or 4% per year). The difference could be further exacerbated in approximately three years as MCV's gas contracts begin to expire if the cost of replacement fuel is materially higher than the prices in the expiring contracts.

Energy Payments Under the PPA

PPA - "Regulatory Out" Provision. Under the "regulatory out" provision of the PPA Consumers may, under certain conditions, be relieved of paying energy charges to MCV to the extent the MPSC does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity payments to MCV below an average rate of
3.77 cents per kWh for available contract capacity as a result of a regulatory disallowance.

   PPA - 25 MW Regulatory Disallowance. On February 23, 1995, the Michigan Public Service Commission ("MPSC") in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding, "1993 Reconciliation Case" conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the jurisdictional issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the jurisdictional issue has become final. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the jurisdictional issue (approximately $46,000 per month in 1997). In addition, MCV agreed to the release to Consumers of the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution of the energy charge to be paid to MCV, which will be adjusted with any refund of the $1.9 million (discussed above), as a result of the finality of the jurisdictional issue. MCV has not recognized any of these amounts related to this jurisdictional issue as operating revenues.

   PPA - Fixed Energy Payments for Deliveries Above the Caps. The MPSC ruled in the 1993 and 1994 Reconciliation Cases, that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap of 732 MW in 1993 and 750.3 MW in 1994 ("the off-peak cap issue"). MCV and Consumers appealed the MPSC orders for both the years 1993 and 1994 to the Michigan Court of Appeals, and in both cases the Michigan Court of Appeals affirmed the MPSC's decisions. MCV believes these rulings are erroneous and has petitioned the Michigan Supreme Court to review the off-peak cap issue and has filed an appeal of the 1994 Reconciliation Case. Other PSCR Plan and Reconciliation Cases for the years 1995-1997 are pending before the MPSC at this time which involve this same issue. Consumers has escrowed approximately $2.8 million for 1996 and $1.4 million for the period April 1993 - December 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. In addition, MCV was paid $.2 million for the period January - March 1993. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of these proceedings.

   PPA - Remaining 325 MW. In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC Staff and Consumers. The settlement agreement proposes approving one-hundred percent jurisdictional cost recovery of the remaining 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity is in addition to the 915 MW already approved (subject to the jurisdictional issue) by the MPSC. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the jurisdictional issue which the MPSC deferred to the 1996 PSCR Plan proceeding . Various parties have petitioned the MPSC for rehearing and on April 10, 1997 the MPSC granted in part and denied in part those petitions. No issues associated with the 325 MW recovery of MCV's capacity or energy were part of the grant of rehearing. However, in the 1996 PSCR Plan proceeding, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. The Attorney General, among others, has filed an appeal of the 325 MW Settlement Order. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $1.4 million for energy delivered above the off-peak cap during the first six months of 1997, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating
   revenues because the 325 MW Settlement Order has not become final.   MCV
   Management cannot predict the outcome of either the 325 MW Settlement Order proceeding or the 1996 PSCR Plan proceeding.

   PPA - Other Issues. Recently, Consumers informed MCV of several other potential issues it may pursue, pursuant to the "regulatory out" provision of the PPA. These issues relate to Consumers special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it does not believe that MCV can use the 15 MW of generating capacity attributable to the back pressure turbine, which was placed into service in July 1997, towards available contract capacity under the PPA. Based upon the limited information provided on these potential issues, at this time, MCV cannot accurately determine the financial impact of these issues and what specific action will be taken.
   MCV management believes, based upon limited information, that these potential issues will not have a material impact upon MCV's financial position, if recognized.

Michigan Electric Industry Restructuring Proceedings. On December 20, 1996, the MPSC initiated a proceeding on its own motion to consider restructuring the electric industry in Michigan by transitioning to a competitive regime whereby electric retail customers will be able to chose their power supplier. The MPSC issued an order on June 5, 1997 (the "June 5, 1997 Order") calling for a phased-in program (from 1997 through 2001) for this competitive regime, known as "direct access", whereby all customers (industrial, commercial and residential) will be eligible to select the electricity supplier of their choice. The June 5, 1997 Order also addresses many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The June 5, 1997 Order authorizes recovery by utilities of stranded costs including energy supply costs (such as purchased power contracts with qualifying facilities such as MCV) incurred during the regulated era that will be above market prices during the new competitive regime. However, stranded cost recovery of above market PPA charges is limited to 2007, whereas MCV has advocated, among other things, full recovery of PPA charges for the life of the contract. Several parties, including MCV, have filed for clarification of the June 5, 1997 Order as well as petitions for rehearing. The Michigan legislature has also begun a hearing process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

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

Maintaining QF Status. In the case of a topping-cycle generating plant such as the Facility, to maintain QF Status the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. The tests are applied on a calendar year basis. The Facility has achieved the applicable Efficiency Percentage of 42.5% in each year since commercial operation, and in 1996 and 1995 the Facility achieved an Efficiency Percentage in excess of 45%.

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

Under an agreement signed November 1, 1994, Dow began purchasing steam for its corporate center in October 1995, which has added an annual average of approximately 21,000 lbs/hr in steam sales. Under an agreement signed November 15, 1995, DCC began purchasing steam for its Midland site in July 1996, which has added an annual average of approximately 108,000 lbs/hr in steam sales. Dow and DCC steam purchases for the first six months of 1997 averaged 690,709 lbs/hr reflecting, in part, the relatively high usage of steam related to cold weather in the first three months of 1997. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage even if electricity deliveries under the PPA exceed 90% of Contract Capacity.

MCV believes that, given projected levels of steam and electricity sales, and through diligent management of the issue, the Facility will be able to maintain QF status and should be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1996, MCV achieved an Efficiency Percentage of 45.5% and an Thermal Percentage of 15.0%.

PanEnergy Corp ("PanEnergy"), the parent company of Source Midland
Limited Partnership ("Source Midland"), one of the general partners of MCV, announced on November 25, 1996, that its Board of Directors had approved a definitive merger agreement with Duke Power Company. To the extent that the merger would cause Source Midland to be regulated as a utility under PURPA, Source Midland was required by the MCV Limited Partnership Agreement to divest itself of its interest in MCV in order to keep the electric utility ownership in MCV below 50% in compliance with PURPA QF ownership limitations. On May 16, 1997, it was announced that MCNIC Power Company an affiliate of MCN Energy Group Inc., acquired all of the partnership interests in Source Midland Limited Partnership. Neither MCNIC Power Company nor MCN Energy Group Inc. is an electric utility and hence MCV's electric utility ownership remains below 50%, as required by PURPA.

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

See Part I, Item 1, "Financial Statements and Supplementary Data -- Notes 1 through 6 to the Condensed Notes to Unaudited Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

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

Because the Settlement Order did not approve the capacity charges authorized for recovery in the PPA, and thereby denied the protection provided under Michigan law from reconsideration for a 17-1/2 year period, certain parties contend that Consumers' cost recovery relating to purchases from the MCV are subject to annual PSCR reviews.

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

On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to MPSC jurisdiction) resulting in a disallowance of costs submitted by Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "jurisdictional issue"). On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the jurisdictional issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The decision involving the jurisdictional issue has become final, affirming the MPSC's decision. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the jurisdictional issue (approximately $46,000 per month in 1997). In addition, MCV agreed to the release to Consumers of the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution of the energy charge to be paid to MCV, which will be adjusted with any refund of the $1.9 million (discussed above), as a result of the finality of the jurisdictional issue. MCV has not recognized any of these amounts related to this jurisdictional issue as operating revenues.

The MPSC also ruled in the 1993 Reconciliation Case that Consumers could not recover from its retail customers approximately $.6 million of fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW (the "off-peak cap issue"). Consumers had paid into escrow approximately $.4 million of this sum and the balance had been paid to MCV. Consumers and MCV appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals and on November 1, 1996, the Michigan Court of Appeals affirmed the MPSC's decision. MCV and Consumers filed motions for rehearing of the November 1, 1996 Michigan Court of Appeals Order which were denied on January 27, 1997. MCV petitioned the Michigan Supreme Court to review the off-peak cap issue. MCV Management cannot predict the outcome of this proceeding.

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

On September 8, 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposes approving one-hundred percent jurisdictional cost recovery of the remaining 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity is in addition to the 915 MW already approved (subject to the jurisdictional issue) by the MPSC. Recovery from Consumers retail customers would begin January 1, 1996. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the jurisdictional issue which the MPSC deferred to the 1996 PSCR Plan proceeding. Various parties have petitioned the MPSC for rehearing and on April 10, 1997, the MPSC granted in part and denied in part those petitions. No issues associated with the 325 MW recovery of MCV's capacity or energy were part of the grant of rehearing. However, in the 1996 PSCR Plan proceeding, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. The Attorney General, among others, has filed an appeal of the 325 MW Settlement Order. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue.
Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $1.4 million for energy delivered above the off-peak cap during the first six months of 1997, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues because the 325 MW Settlement Order has not become final. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding or the 1996 PSCR Plan proceeding.

Michigan Electric Industry Restructuring Proceedings

On December 20, 1996, the MPSC initiated a proceeding on its own motion to consider restructuring the electric industry in Michigan by transitioning to a competitive regime whereby electric retail customers will be able to chose their power supplier. The MPSC issued an order on June 5, 1997 (the "June 5, 1997 Order") calling for a phased-in program (from 1997 through 2001) for this competitive regime, known as "direct access", whereby all customers (industrial, commercial and residential) will be eligible to select the electricity supplier of their choice. The June 5, 1997 Order also addresses many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The June 5, 1997 Order authorizes recovery by utilities of stranded costs including energy supply costs (such as purchased power contracts with qualifying facilities such as MCV ) incurred during the regulated era that will be above market prices during the new competitive regime. However, stranded cost recovery of above market PPA charges is limited to 2007, whereas MCV has advocated, among other things, full recovery of PPA charges for the life of the contract. Several parties, including MCV, have filed for clarification of the June 5, 1997 Order as well as petitions for rehearing. The Michigan legislature has also begun a hearing process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

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




                                         MIDLAND COGENERATION VENTURE
                                              LIMITED PARTNERSHIP
                                     -------------------------------------
                                                (Registrant)




Dated:  August 13, 1997                    /s/ James M. Kevra
       -----------------             -------------------------------------
                                               James M. Kevra
                                     President and Chief Executive Officer




Dated:  August 13, 1997                    /s/ James M. Rajewski
       -----------------             -------------------------------------
                                               James M. Rajewski
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX


 Exhibit                                                       Sequential
 Number                                                         Page No.
 -------                                                       ----------
   27                      Financial Data Schedule                 29