Form 10-Q
period 1997-09-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1997-11-10
CIK 869905

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                              -------------------  --------------------------

Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        MICHIGAN                                            38-2726166
------------------------------                          -------------------
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


 100 PROGRESS PLACE, MIDLAND, MICHIGAN                         48640
----------------------------------------------          -------------------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code      (517) 839-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                         PART I.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                       CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                            September 30,
                                                                 1997      December 31,
ASSETS                                                        (Unaudited)      1996
------                                                      -------------  ------------
CURRENT ASSETS:
 Cash and cash equivalents                                  $     147,406  $    209,959
 Restricted cash and cash equivalents                              13,062        14,041
 Accounts receivable                                               89,387        73,811
 Gas inventory                                                     12,251        13,539
 Unamortized property taxes                                        22,509             -
 Prepaid expenses and other                                         6,547         4,078
                                                            -------------  ------------
  Total current assets                                            291,162       315,428
                                                            -------------  ------------

PROPERTY, PLANT AND EQUIPMENT:
 Property, plant and equipment                                  2,432,779     2,403,640
 Pipeline                                                          21,222        21,222
                                                            -------------  ------------
  Total property, plant and equipment                           2,454,001     2,424,862

 Accumulated depreciation                                       (614,017)     (535,590)
                                                            -------------  ------------
  Net property, plant and equipment                             1,839,984     1,889,272
                                                            -------------  ------------

OTHER ASSETS:
 Restricted non-current cash and cash equivalents                 142,384       143,049
 Deferred financing costs, net of accumulated amortization
  of $9,077 and $8,231, respectively                                9,500        10,346
 Materials, supplies and other                                     20,841         5,850
                                                            -------------  ------------
  Total other assets                                              172,725       159,245
                                                            -------------  ------------

TOTAL ASSETS                                                $   2,303,871  $  2,363,945
                                                            =============  ============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
 Accounts payable, accrued and other liabilities            $      70,504  $     67,539
 Interest payable                                                  42,132        88,652
 Current portion of long-term debt                                140,950        78,574
                                                            -------------  ------------
  Total current liabilities                                       253,586       234,765
                                                            -------------  ------------

NON-CURRENT LIABILITIES:
 Long-term debt                                                 1,788,291     1,929,241
 Other                                                                604           455
                                                            -------------  ------------
  Total non-current liabilities                                 1,788,895     1,929,696
                                                            -------------  ------------

CONTINGENCIES (Note 7)

TOTAL LIABILITIES                                               2,042,481     2,164,461
                                                            -------------  ------------

PARTNERS' EQUITY                                                  261,390       199,484
                                                            -------------  ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $   2,303,871  $  2,363,945
                                                            =============  ============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)






                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                        --------------------  --------------------
                                           1997       1996       1997       1996
                                        ---------  ---------  ---------  ---------
OPERATING REVENUES:
 Capacity                               $ 102,147  $ 101,859  $ 303,140  $ 293,433
 Electric                                  54,546     56,821    163,324    164,985
 Steam and other                            6,063      6,594     20,848     20,851
                                        ---------  ---------  ---------  ---------

  Total operating revenues                162,756    165,274    487,312    479,269
                                        ---------  ---------  ---------  ---------

OPERATING EXPENSES:
 Fuel costs (Note 7)                       66,868     50,061    198,996    180,785
 Depreciation                              26,207     25,915     78,544     78,284
 Operations                                 3,876      3,708     12,070     11,560
 Maintenance                                3,542      2,760      9,747     10,281
 Property and single business taxes         5,885      6,480     19,334     19,653
 Administrative, selling and general        1,867      1,849      6,050      6,049
                                        ---------  ---------  ---------  ---------

  Total operating expenses                108,245     90,773    324,741    306,612
                                        ---------  ---------  ---------  ---------

OPERATING INCOME                           54,511     74,501    162,571    172,657
                                        ---------  ---------  ---------  ---------

OTHER INCOME (EXPENSE):
 Interest and other income (Note 7)         4,807      5,539     14,351     13,620
 Interest expense                         (42,473)   (44,206)  (130,549)  (135,611)
                                        ---------  ---------  ---------  ---------

  Total other income (expense), net       (37,666)   (38,667)  (116,198)  (121,991)
                                        ---------  ---------  ---------  ---------

INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE               16,845     35,834     46,373     50,666

 Cumulative effect on prior years
  (to December 31, 1996) of change
  in method of accounting for property
  taxes (Note 3)                                -          -     15,533          -
                                        ---------  ---------  ---------  ---------

NET INCOME                              $  16,845  $  35,834  $  61,906  $  50,666
                                        =========  =========  =========  =========











   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)





                                    Nine Months Ended
                                    September 30, 1997
                              ----------------------------
                               General   Limited
                              Partners  Partners    Total
                              --------  --------  --------

BALANCE, BEGINNING OF PERIOD  $162,312  $ 37,172  $199,484


Net income                      53,897     8,009    61,906


                              --------  --------  --------

BALANCE, END OF PERIOD        $216,209  $ 45,181  $261,390
                              ========  ========  ========




































    The accompanying condensed notes are an integral part of this statement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)



                                                                            Nine Months Ended
                                                                               September 30,
                                                                          -------------------
                                                                             1997      1996
                                                                          ---------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $  61,906  $ 50,666

 Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation and amortization                                               79,390    79,163
 Increase in accounts receivable                                            (15,576)      (99)
 Decrease in gas inventory                                                    1,288       833
 Increase in unamortized property taxes                                     (22,509)   (5,971)
 Increase in prepaid expenses and other                                      (2,469)   (3,515)
 Increase in materials, supplies and other                                  (14,991)   (1,084)
 Increase in accounts payable, accrued and other liabilities                  2,965     1,040
 Decrease in interest payable                                               (46,520)  (47,992)
 Increase in other non-current liabilities                                      149        76
                                                                          ---------  --------
  Net cash provided by operating activities                                  43,633    73,117
                                                                          ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Plant modifications and purchases of plant and equipment                   (29,256)  (29,007)
                                                                          ---------  --------
  Net cash used in investing activities                                     (29,256)  (29,007)
                                                                          ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of financing obligation                                          (78,574)  (72,190)
 Decrease (increase) in restricted non-current cash and cash equivalents        665    (2,102)
                                                                          ---------  --------
  Net cash used in financing activities                                     (77,909)  (74,292)
                                                                          ---------  --------

NET DECREASE IN CASH, CASH EQUIVALENTS AND
 RESTRICTED CASH -- CURRENT                                                 (63,532)  (30,182)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
 AT BEGINNING OF PERIOD                                                     224,000   177,408

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -- CURRENT,
                                                                          ---------  --------
 AT END OF PERIOD                                                         $ 160,468  $147,226
                                                                          =========  ========













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

      The Facility is designed to provide approximately 1,370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. MCV has contracted to supply up to 1,240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company, formerly Consumers Power Company, ("Consumers") for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' honoring its obligations under the Power Purchase Agreement ("PPA") with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

      The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the nine months ended September 30, 1997, the Facility achieved a Thermal Percentage of 15.6% and a PURPA Efficiency Percentage of 45.6%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that given projected levels of steam and electricity sales, coupled with continued diligent operating practices, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1997. MCV meets the ownership limitations of PURPA.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


    The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. Commencing in 1998, MCV must provide at Consumers request, continuing annual assurances of such capability for each succeeding five-year period. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. MCV believes that it can meet the requirement of continuing assurances in 1998. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted.


(2) SIGNIFICANT ACCOUNTING POLICIES

    Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of these instruments. The unique nature of the negotiated financing obligation discussed in Note 6 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

    Forward Foreign Exchange Contracts

    Under a service agreement (the "Service Agreement") between MCV and ABB Power Generation ("ABB Power"), ABB Power sold MCV an initial inventory of spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. Effective December 31, 1993, MCV entered into an addendum to the Service Agreement. Under this addendum to the Service Agreement, ABB Power will provide hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections, which are expected to be completed by year 2002. The payments due to ABB Power under this addendum to the Service Agreement are adjusted annually based on the ratio of the U.S. dollar to Swiss franc currency exchange rate. MCV maintains a foreign currency hedging program to be used only with respect to MCV payments subject to foreign currency exposure under the addendum to the Service Agreement.

    To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this addendum to the Service Agreement, MCV enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting Standards ("SFAS") 52 "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the addendum to the Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized maintenance costs when incurred. As of September 30, 1997, MCV had forward purchase contracts involving Swiss francs in the notional amount of $10.0 million, with a deferred $.2 million gain, recorded in other assets. As of December 31, 1996, MCV had forward purchase contracts involving Swiss francs in the notional amount of $15.0 million, with a deferred $1.4 million loss, recorded in other assets.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


   Natural Gas Options and Futures

   To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas option and futures contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized only to secure anticipated natural gas requirements necessary for projected electric sales under the PPA at a cost of gas less than that available under MCV's long-term natural gas contracts and to hedge sales of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements. The natural gas futures contracts qualify as hedges under SFAS 80, "Accounting for Futures Contracts," since the contracts cover probable future transactions.

   Cash is deposited with the broker in a margin account, at the time future or option contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance was $2.9 million and $1.7 million as of September 30, 1997 and December 31, 1996, respectively. MCV's deferred gains and losses on future and option contracts will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of September 30, 1997, MCV had net open futures and options contracts of .7 Bcf with a deferred gain of $1.2 million. As of December 31, 1996, MCV had net open futures contracts of 3.0 Bcf with a deferred gain of $.4 million. In addition, MCV recorded approximately $3.2 million in net deferred gains on contracts closed prior to September 30, 1997, related to October 1997 purchase commitments, while MCV recorded approximately $.1 million in net deferred gains on contracts closed prior to December 31, 1996, related to January 1997 purchase commitments.


(3)  CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES

   Effective January 1, 1997, MCV changed its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment for services and those services provided by the taxing authorities. Prior to January 1, 1997, the Partnership expensed property taxes monthly during the year following the assessment date (December 31). The cumulative effect of this change in accounting for property taxes increased earnings for the nine months ended September 30, 1997 by approximately $15.5 million. The pro forma effect on 1997 and prior years' consolidated net income, including all interim periods, of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.


(4) RESTRICTED CASH AND CASH EQUIVALENTS

   Current and non-current restricted cash and cash equivalents consist of the following as of (in thousands):



                                                       September 30,  December 31,
                                                           1997          1996
                                                           ----          ----
Current:
-------
Funds restricted for plant modifications                  $ 13,062      $ 14,041
                                                          ========      ========
Non-current:
-----------
Funds restricted for rental payments pursuant
  to the Overall Lease Transaction                        $141,808      $142,624

Funds restricted for management non-qualified plans            576           425
                                                          --------      --------

                                                          $142,384      $143,049
                                                          ========      ========

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(5) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following as of (in thousands):


                                                          September 30,  December 31,
                                                              1997          1996
                                                          ---------------------------
    Accounts payable
      Related parties                                         $22,869       $11,743
      Trade creditors                                          28,914        40,076
    Property and single business taxes                         12,421        11,835
    Other                                                       6,300         3,885
                                                              -------       -------

    Total                                                     $70,504       $67,539
                                                              =======       =======



(6) LONG-TERM DEBT

    Long-term debt consists of the following as of (in thousands):


                                                        September 30,  December 31,
                                                           1997           1996
                                                        ---------------------------
   Financing obligation, maturing through 2015,
   effective interest rate of approximately 8.7%,
   payable in semi-annual installments of principal
   and interest, secured by property, plant and equipment  $1,929,241    $2,007,815

   Less current portion                                      (140,950)      (78,574)
                                                           ----------    ----------

   Total long-term debt                                    $1,788,291    $1,929,241
                                                           ==========    ==========


   Financing Obligation
   --------------------



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

   Interest and fees incurred related to long-term debt arrangements during the nine months ended September 30, 1997 and 1996 were $129.7 million and $134.7 million, respectively. Interest and fees paid for the nine months ended September 30, 1997 and 1996 were $176.2 million and $182.8 million, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(7) CONTINGENCIES

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

      PPA - 25 MW Regulatory Disallowance
      On February 23, 1995, the Michigan Public Service Commission ("MPSC") in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding, "1993 Reconciliation Case" conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the jurisdictional issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the jurisdictional issue has become final. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the jurisdictional issue (approximately $45,000 per month in 1997). MCV agreed to the release to Consumers of the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the energy charge to be paid to MCV, which will be adjusted with any refund of the $1.9 million (discussed above), as a result of the finality of the jurisdictional issue. MCV has not recognized any of these amounts related to this jurisdictional issue as operating revenues.

      PPA - Fixed Energy Payments for Deliveries Above the Caps
      The MPSC ruled in the 1993, 1994 and 1995 Reconciliation and Plan Cases, that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap ("the off-peak cap issue") of 732 MW in 1993 and 750.3 MW in 1994 and 1995 . MCV and Consumers appealed the MPSC orders for both the years 1993 and 1994 to the Michigan Court of Appeals, and in the 1993 Reconciliation and 1994 Plan Cases the Michigan Court of Appeals affirmed the MPSC's decisions. MCV has appealed the 1994 and 1995 MPSC orders to the Michigan Court of Appeals. MCV believes these rulings are erroneous and has petitioned the Michigan Supreme Court to review the off-peak cap issue in the 1993 Reconciliation Case. Other PSCR Plan and Reconciliation Cases for the years 1996-1998 are pending before the MPSC at this time which involve this same issue. Consumers escrowed approximately $2.8 million for 1996 and $1.4 million for the period April 1993 - December 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. In addition, MCV was paid $.2 million for the period January - March 1993. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of these proceedings.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


    PPA - Remaining 325 MW
    In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposes approving one-hundred percent jurisdictional cost recovery of the remaining 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity is in addition to the 915 MW already approved (subject to the jurisdictional issue) by the MPSC. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the jurisdictional issue which the MPSC deferred to the 1996 PSCR Plan proceeding. Various parties have petitioned the MPSC for rehearing and on April 10, 1997 the MPSC granted in part and denied in part those petitions. No issues associated with the 325 MW recovery of MCV's capacity or energy were part of the grant of rehearing. However, in the 1996 PSCR Plan proceeding, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. The Attorney General, among others, has filed an appeal of the 325 MW Settlement Order. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $2.1 million for energy delivered above the off-peak cap during the first nine months of 1997, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding or the 1996 PSCR Plan proceeding.

    PPA - Other Issues
    Recently, Consumers informed MCV of several other potential issues it may pursue, pursuant to the "regulatory out" provision of the PPA. These issues relate to Consumers special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it does not believe that MCV can use the approximately 15 MW of generating capacity attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity under the PPA. Based upon the limited information provided on these potential issues, at this time, MCV cannot accurately determine the financial impact of these issues and what specific action will be taken.
    MCV management believes, based upon limited information, that these potential issues will not have a material impact upon MCV's financial position, if recognized.

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

   Fuel Matters

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



(8) PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

  The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at September 30, 1997, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of September 30, 1997 and 1996, and for each of the nine month periods ended September 30, (in thousands).





Equity Partner, Type of Partner        Equity                         Related Party Transactions
 and Nature of Related Party           Interest    Interest                 and Agreements
-------------------------------------  ----------  --------  ---------------------------------------------------------
CMS Midland, Inc.                      $128,081     49.0%    Power purchase agreement
  General Partner; wholly-owned                              Purchases under gas transportation agreements
  subsidiary of Consumers Energy                             Purchases under spot gas agreements
  Company (formerly Consumers                                Purchases under gas supply agreements
  Power Company)                                             Gas storage agreement
                                                             Land lease/easement agreements
                                                             Accounts receivable
                                                             Accounts payable
                                                             Gas exchanges

The Dow Chemical Company                32,591       7.5     Steam and electric power agreement
  Limited Partner                                            Steam purchase agreement - Dow Corning Corp (affiliate)
                                                             Purchases under demineralized water supply agreement
                                                             Accounts receivable
                                                             Accounts payable
                                                             Standby and backup fees

Source Midland Limited Partnership      41,966      18.1     SMLP - Under Ownership of MCNIC Power Company
  ("SMLP") General Partner; affiliate                        ---------------------------------------------------------
  of MCN Energy Group Inc. (1)                               Purchases under spot gas agreements
                                                             Purchases under gas supply agreements
                                                             Accounts payable
                                                             Partner cash withdrawal (including accrued interest) (3)

                                                             SMLP - Under Ownership of Pan Energy Corp
                                                             ---------------------------------------------------------
                                                             Purchases under gas transportation agreements
                                                             Purchases under spot gas agreements
                                                             Gas exchanges
                                                             Accounts payable

Coastal Midland, Inc.                   25,179     10.9      Purchases under gas transportation agreements (2)
  General Partner; wholly-owned                              Purchases under spot gas agreement
  subsidiary of The Coastal                                  Purchases under gas supply agreement
  Corporation                                                Gas storage agreement
                                                             Gas agency agreement
                                                             Deferred reservation charges under gas purchase agreement
                                                             Accounts receivable
                                                             Accounts payable
                                                             Gas exchanges
                                                             Partner cash withdrawal (including accrued interest) (3)

MEI Limited Partnership                 20,983     9.1       Gas turbine maintenance and spare parts agreement
  General Partner; affiliate of                              Accounts payable
  ASEA Brown Boveri, Inc.                                    Partner cash withdrawal (including accrued interest) (3)

Micogen Limited Partnership             10,491     4.5       Partner cash withdrawal (including accrued interest) (3)
  Limited Partner; affiliate of
  Fluor Corporation

C-E Midland Energy, Inc.                 2,098      .9       Service Agreement
  Limited Partner; affiliate                                 Accounts Payable
  of ASEA Brown Boveri, Inc.

Alanna Corporation                          1 (4)  .00001    Note receivable
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation


Equity Partner, Type of Partner
 and Nature of Related Party                 1997      1996
-------------------------------------    ----------  --------
CMS Midland, Inc.                        $454,721  $443,498
  General Partner; wholly-owned             7,270     7,111
  subsidiary of Consumers Energy            4,720     1,948
  Company (formerly Consumers               7,768     7,349
  Power Company)                            1,922     1,922
                                              450       450
                                           50,043    49,987
                                           14,192     6,693
                                            1,268     3,305

The Dow Chemical Company                   32,587    35,771
  Limited Partner                           2,294       403
                                            5,540     4,591
                                            1,633     2,273
                                            1,230     1,336
                                              605       967

Source Midland Limited Partnership

  ("SMLP") General Partner; affiliate         578        --
  of MCN Energy Group Inc. (1)              5,384        --
                                            1,284        --
                                           11,753        --



                                            4,648    11,562
                                              911     3,313
                                               50     1,387
                                               --     2,082

Coastal Midland, Inc.                      10,237    (6,739)
  General Partner; wholly-owned             4,445    12,161
  subsidiary of The Coastal                 3,255     2,872
  Corporation                                 203        --
                                            1,121       953
                                            3,940     2,955
                                              891       455
                                            4,490     4,276
                                            1,411     4,056
                                            7,246        --

MEI Limited Partnership                    23,503    22,297
  General Partner; affiliate of             1,545        81
  ASEA Brown Boveri, Inc.                      --     4,229

Micogen Limited Partnership                 3,102     1,899
  Limited Partner; affiliate of
  Fluor Corporation

C-E Midland Energy, Inc.                    1,538     5,167
  Limited Partner; affiliate                  129     1,077
  of ASEA Brown Boveri, Inc.

Alanna Corporation                              1         1
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation



(1) On May 16, 1997, MCNIC Power Company acquired all of the partnership interests in Source Midland Limited Partnership ("SMLP") from PanEnergy Corp. The SMLP amounts listed Under Ownership of MCNIC Power Company are as of September 30, 1997 and for the period May 16, 1997 to September 30, 1997. The SMLP amounts listed Under Ownership of PanEnergy Corp. are for the period January 1, 1997 to May 15, 1997, and as of September 30, 1996 and the nine month period ended September 30, 1996.
(2) 1996 includes the Great Lakes gas transportation refund of $17.6 million.
(3) In exchange for a letter of credit pursuant to the Participation Agreement.
(4) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

      Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1996 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):



                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                              ------------------------        -------------------------
                                                                 1997          1996               1997          1996
                                                              ----------    ----------        -----------    ----------
Operating Revenues                                            $  162,756    $  165,274        $   487,312    $  479,269

Capacity Revenue                                              $  102,147    $  101,859        $   303,140    $  293,433
  PPA Contract Capacity (MW)                                       1,240         1,240              1,240         1,240
  PPA Availability                                                 98.9%         98.6%              98.9%         95.4%

Electric Revenue                                              $   54,546    $   56,821        $   163,324    $  164,985
  PPA Delivery as a Percentage of Contract Capacity                91.2%         90.9%              91.0%         88.8%
  PPA and SEPA Electric Deliveries (MWh)                       2,641,097     2,632,799          7,810,209     7,649,924
  Average PPA Variable Energy Rate ($/MWh)                    $    16.87    $    16.97        $     16.84    $    16.99
  Average PPA Fixed Energy Rate ($/MWh)                       $     3.91    $     4.09        $      3.97    $     4.06

  Steam and Other Revenue                                     $    2,245    $    2,776        $     9,395    $    9,398
    Steam Deliveries (Mlbs)                                    1,163,636     1,104,731          4,164,074     3,708,281

Other Operating Income                                        $    3,818    $    3,818        $    11,453    $   11,453

Comparison of the Three Months ended September 30, 1997 and 1996

Overview

For the third quarter of 1997, MCV recorded net income of $16.8 million as compared with net income of $35.8 million for the third quarter of 1996. The decrease in net income is primarily the result of the 1996 Great Lakes gas transportation refund, higher 1997 natural gas prices and lower electric energy rates under the PPA with Consumers, partially offset by lower interest expense on MCV's financing obligation.

Operating Revenues

For the third quarter of 1997, MCV's operating revenues decreased $2.5 million from the third quarter of 1996 due primarily to lower electric and steam revenues generated under the SEPA with Dow. The Dow electric and steam revenues decreased due to the gas tolling credit given to Dow (Dow is entitled to the credit when Dow exercises its option to provide the gas necessary to generate Dow's take of steam and electricity, subject to certain limitations and conditions). Also contributing to the lower electric revenues were lower energy rates under the PPA with Consumers.

Operating Expenses

For the third quarter of 1997, MCV's operating expenses were $108.2 million, which includes $66.9 million of fuel costs. During this period MCV purchased approximately 24.6 billion cubic feet ("bcf") of natural gas, of which 1.5 bcf was used for transportation fuel and as a net change to gas in storage. During this same period MCV consumed 23.9 bcf of the natural gas at the plant to produce energy, of which .8 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the third quarter of 1997 was $2.43 per million British thermal units ("MMBtu"). For the third quarter of 1996, MCV's operating expenses were $90.8 million, which includes $50.1 million of fuel costs. The fuel costs for the third quarter of 1996 included the 1996 Great Lakes gas transportation refund of approximately $17.6 million (excluding interest). Excluding the Great Lakes refund, fuel costs were $67.7 million for the third quarter of 1996. During this period MCV purchased approximately 27.8 bcf of natural gas, of which 4.3 bcf was used for transportation fuel and as a net change to gas in storage. During this same period MCV consumed 23.5 bcf of natural gas at the plant to produce energy. The average commodity cost of fuel for the third quarter of 1996 was $2.35/MMBtu. The decrease in fuel costs for the third quarter of 1997 of $.8 million (excluding the Great Lakes refund) compared to 1996 was primarily due to Dow's providing of gas to generate part of its take of steam and electricity, partially offset by higher natural gas prices in the spot market and the escalation of prices in MCV's long term contracts.

For the third quarter of 1997, operating expenses other than fuel costs increased $.7 million from the third quarter of 1996 due primarily to an increase in maintenance material and service costs. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The decrease in interest and other income in the third quarter of 1997 compared to 1996 is due to the 1996 receipt of approximately $1.4 million of interest income on the Great Lakes gas transportation refund, partially offset by higher interest income due to maintaining a higher average cash investment balance and higher interest rates. The decrease in interest expense in the third quarter of 1997 from the third quarter of 1996 is due to a lower principal balance on MCV's financing obligation.

Comparison of the Nine Months ended September 30, 1997 and 1996

Overview

For the first nine months of 1997, MCV recorded net income of $61.9 million as compared with net income of $50.7 million for the first nine months of 1996. The increase in net income for the first nine months of 1997 as compared to 1996 is primarily the result of the January 1, 1997 change in method of accounting for property taxes, so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. The cumulative effect of this change in accounting for property taxes increased earnings by approximately $15.5 million for the first nine months of 1997.
Also contributing to the earnings increase is higher available capacity under the PPA and lower interest expense on MCV's financing obligation. The earnings increase was partially offset by the 1996 Great Lakes gas transportation refund and higher 1997 natural gas prices.

Operating Revenues

For the first nine months of 1997, MCV's operating revenues increased $8.0 million from the first nine months of 1996 due primarily to higher capacity revenue generated under the PPA. The capacity revenue increase of $9.7 million is the result of higher capacity payments under the PPA due to fewer 1997 scheduled and unscheduled maintenance outages. In the first quarter of 1996, MCV experienced severe cracking in the hot gas casings of several of the gas turbine generators ("GTG's") which reduced the capacity payments under the PPA, during that period. Also contributing to the increase in operating revenues are increases in the Consumers electric dispatch and DCC steam deliveries. The increase in operating revenues was partially offset by lower Dow electric and steam revenues due to the credit given to Dow for the tolling of gas.

Operating Expenses

For the first nine months of 1997, MCV's operating expenses were $324.7 million, which includes $199.0 million of fuel costs. During this period MCV purchased approximately 71.7 bcf of natural gas, of which 2.4 bcf was used either for transportation fuel or a net change to gas in storage. During this same period MCV consumed 70.9 bcf of natural gas at the plant to produce energy, of which 1.6 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first nine months of 1997 was $2.41/MMBtu. For the first nine months of 1996, MCV's operating expenses were $306.6 million, which includes $180.8 million of fuel costs. The fuel costs for the first nine months of 1996 include the Great Lakes gas transportation refund of approximately $17.6 million (excluding interest). Excluding the Great Lakes refund fuel costs were $198.4 million for the first nine months of 1996.
During this period MCV purchased approximately 72.2 bcf of natural gas, of which 2.9 bcf was used either for transportation fuel or as a net change to gas in storage. During this same period MCV consumed 69.3 bcf of natural gas at the plant to produce energy. The average commodity cost of fuel for the first nine months of 1996 was $2.35/MMBtu. The increase in fuel costs for the first nine months of 1997 of $.6 million (excluding the Great Lakes refund) compared to 1996 is due to an increase in fuel usage resulting from the higher Consumers dispatch level during the first nine months of 1997 and higher gas prices primarily due to the escalation of prices in MCV's long-term contracts. This increase was partially offset by lower fuel costs due to Dow's providing gas to generate part of its take of steam and electricity.

For the first nine months of 1997, operating expenses other than fuel costs slightly decreased $.1 million from the first nine months of 1996 due primarily to the establishment, in 1996, of a provision for the insurance claims on two gas turbine failures in January 1996. This decrease was partially offset by increased operating costs due to the increased energy dispatch and higher maintenance material and service costs. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income in the first nine months of 1997 compared to 1996 is due to maintaining a higher average cash investment balance and to higher interest rates. This increase was partially offset by the 1996 receipt of approximately $1.4 million of interest income on the Great Lakes gas transportation refund. The decrease in interest expense in the first nine months of 1997 from the first nine months of 1996 is due to a lower principal balance on MCV's financing obligation.

Liquidity and Financial Resources

During the first nine months of 1997 and 1996, net cash generated by MCV's operations was $43.6 million and $73.1 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next eighteen years. During 1997 and 1996, MCV paid the basic rent requirements of $254.6 million, and $254.7 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At September 30, 1997, the borrowing base was $46.7 million. The Working Capital Facility term currently extends to August 31, 1999. MCV did not utilize the Working Capital Facility during the first nine months of 1997, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

Since January 1992, MCV has experienced a reduction in the energy charges it is paid for electricity under the PPA due both to declining coal costs at Consumers' generating plants and Consumers' ability, under the "regulatory out" provisions of the PPA, to withhold a portion of fixed energy charges. If there are continued reductions in energy charges relative to MCV's cost of fuel used in production, there could be a material adverse impact on MCV's ability to make future rental payments out of cash flow from operations. For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of September 30, 1997, there was $272.0 million (which includes $62.1 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies, legislation and regulatory actions (including those of the Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of MCV is also influenced by economic factors, weather conditions, pricing and transportation of commodities and inflation, among other important factors.
All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA, and maintenance of the Facility's QF status.

Operating Outlook. Approximately 65% of PPA revenues are capacity payments which are based on the Facility's availability. PPA availability was 98.9 % for the first nine months of 1997, 96.4% in 1996 and 98.1% in 1995. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to exceed 90%.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through September 1997, the energy charge (fixed and variable) paid to MCV has declined by .23 cents per kWh, while the average variable cost of delivered fuel for the period 1990 - 1996, has risen by $0.18 per MMBtu.

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

   PPA - 25 MW Regulatory Disallowance. On February 23, 1995, the Michigan Public Service Commission ("MPSC") in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding, "1993 Reconciliation Case" conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the jurisdictional issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the jurisdictional issue has become final. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the jurisdictional issue (approximately $45,000 per month in 1997). MCV agreed to the release to Consumers of the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the energy charge to be paid to MCV, which will be adjusted with any refund of the $1.9 million (discussed above), as a result of the finality of the jurisdictional issue. MCV has not recognized any of these amounts related to this jurisdictional issue as operating revenues.

   PPA - Fixed Energy Payments for Deliveries Above the Caps. The MPSC ruled in the 1993, 1994 and 1995 Reconciliation and Plan Cases, that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap ("the off-peak cap issue") of 732 MW in 1993 and 750.3 MW in 1994 and 1995. MCV and Consumers appealed the MPSC orders for both the years 1993 and 1994 to the Michigan Court of Appeals, and in the 1993 Reconciliation and 1994 Plan Cases the Michigan Court of Appeals affirmed the MPSC's decisions. MCV has appealed the 1994 and 1995 MPSC orders to the Michigan Court of Appeals. MCV believes these rulings are erroneous and has petitioned the Michigan Supreme Court to review the off-peak cap issue in the 1993 Reconciliation Case. Other PSCR Plan and Reconciliation Cases for the years 1996-1998 are pending before the MPSC at this time which involve this same issue. Consumers escrowed approximately $2.8 million for 1996 and $1.4 million for the period April 1993 - December 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. In addition, MCV was paid $.2 million for the period January
   - March 1993. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of these proceedings.

   PPA - Remaining 325 MW. In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposes approving one-hundred percent jurisdictional cost recovery of the remaining 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity is in addition to the 915 MW already approved (subject to the jurisdictional issue) by the MPSC. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the jurisdictional issue which the MPSC deferred to the 1996 PSCR Plan proceeding . Various parties have petitioned the MPSC for rehearing and on April 10, 1997 the MPSC granted in part and denied in part those petitions. No issues associated with the 325 MW recovery of MCV's capacity or energy were part of the grant of rehearing. However, in the 1996 PSCR Plan proceeding, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. The Attorney General, among others, has filed an appeal of the 325 MW Settlement Order. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $2.1 million for energy delivered above the off-peak cap during the first nine months of 1997, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding or the 1996 PSCR Plan proceeding.

   PPA - Other Issues. Recently, Consumers informed MCV of several other potential issues it may pursue, pursuant to the "regulatory out" provision of the PPA. These issues relate to Consumers special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it does not believe that MCV can use the approximately 15 MW of generating capacity attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity under the PPA. Based upon the limited information provided on these potential issues, at this time, MCV cannot accurately determine the financial impact of these issues and what specific action will be taken. MCV management believes, based upon limited information, that these potential issues will not have a material impact upon MCV's financial position, if recognized.

Michigan Electric Industry Restructuring Proceedings. On December 20, 1996, the MPSC initiated a proceeding on its own motion to consider restructuring the electric industry in Michigan by transitioning to a competitive regime whereby electric retail customers will be able to chose their power supplier. The MPSC issued an order on June 5, 1997 (the "June 5, 1997 Order") calling for a phased-in program (from 1997 through 2001) for this competitive regime, known as "direct access", whereby all customers (industrial, commercial and residential) will be eligible to select the electricity supplier of their choice. The June 5, 1997 Order also addresses many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The June 5, 1997 Order authorizes recovery by utilities of stranded costs including energy supply costs (such as purchased power contracts with qualifying facilities such as MCV) incurred during the regulated era that will be above market prices during the new competitive regime. However, stranded cost recovery of above market PPA charges may be limited to the years 1998-2007. MCV has advocated, among other things, full recovery of PPA charges for the life of the contract. Several parties, including MCV, have filed for rehearing and/or clarification of the June 5, 1997 Order. The MPSC conducted further hearings on several aspects of restructuring set forth in its June 5, 1997 Order which could impact MCV and on October 29, 1997, the MPSC issued orders in these proceedings authorizing a power supply rate freeze and a true-up process for the recovery of stranded costs. The exact true-up process for the recovery of stranded costs will be determined after future proceedings and presentation of additional evidence takes place. MCV is still analyzing these orders and will likely seek rehearing and/or clarification of these orders. The Michigan legislature has also begun a hearing process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

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

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances. Such termination would likely lead to a loss of QF status for the Facility. The amounts of steam that Dow is obligated to take under the SEPA are expected to be sufficient to allow the Facility to maintain a Thermal Percentage of 5% (which would require the Facility to achieve the 45% PURPA Efficiency Percentage) but will not be sufficient to allow the Facility to maintain a Thermal Percentage of 15% (which would allow a reduction of the required PURPA efficiency standard to 42.5%). As a result of Consumers' decision, in 1996, to increase MCV's electric dispatch consistent with the terms of the 325 MW Settlement Order, energy deliveries under the PPA have exceeded 90% of Contract Capacity. Due to this increase in dispatch, Dow and DCC steam purchases must average approximately 600,000 lbs/hour for the Facility to achieve a 15% Thermal Percentage. Higher levels of electric energy deliveries will require higher levels of steam purchases in order to achieve a 15% Thermal Percentage. Dow and DCC steam purchases for the first nine months of 1997 averaged 635,542 lbs/hr. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage even if electricity deliveries under the PPA exceed 90% of Contract Capacity.

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

See Part I, Item 1, "Financial Statements and Supplementary Data -- Notes 1 through 7 to the Condensed Notes to Unaudited Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

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

On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to MPSC jurisdiction) resulting in a disallowance of costs submitted by Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "jurisdictional issue"). On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the jurisdictional issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The decision involving the jurisdictional issue has become final, affirming the MPSC's decision. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the jurisdictional issue (approximately $45,000 per month in 1997). MCV agreed to the release to Consumers of the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the energy charge to be paid to MCV, which will be adjusted with any refund of the $1.9 million (discussed above), as a result of the finality of the jurisdictional issue. MCV has not recognized any of these amounts related to this jurisdictional issue as operating revenues.

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

In addition, as part of its orders in Consumers' 1994 and 1995 PSCR Plan and Reconciliation proceedings, the MPSC ruled that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy associated with the off-peak cap issue. MCV believed the MPSC orders on this issue were erroneous and filed appeals of the MPSC decisions. The Michigan Court of Appeals affirmed the 1994 Plan decision of the MPSC. MCV has petitioned the court for rehearing. Other PSCR Plan and Reconciliation Cases for the years 1996 - 1998 are pending before the MPSC at this time. Consumers has escrowed approximately $2.8 million in 1996 and $1.0 million for the years 1995 and 1994 of fixed energy charges payable to MCV based on the MPSC ruling. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of these proceedings.

On September 8, 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposes approving one-hundred percent jurisdictional cost recovery of the remaining 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity is in addition to the 915 MW already approved (subject to the jurisdictional issue) by the MPSC. Recovery from Consumers retail customers would begin January 1, 1996. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the jurisdictional issue which the MPSC deferred to the 1996 PSCR Plan proceeding. Various parties have petitioned the MPSC for rehearing and on April 10, 1997, the MPSC granted in part and denied in part those petitions. No issues associated with the 325 MW recovery of MCV's capacity or energy were part of the grant of rehearing. However, in the 1996 PSCR Plan proceeding, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. The Attorney General, among others, has filed an appeal of the 325 MW Settlement Order. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $2.1 million for energy delivered above the off-peak cap during the first nine months of 1997, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding or the 1996 PSCR Plan proceeding.

Michigan Electric Industry Restructuring Proceedings

On December 20, 1996, the MPSC initiated a proceeding on its own motion to consider restructuring the electric industry in Michigan by transitioning to a competitive regime whereby electric retail customers will be able to chose their power supplier. The MPSC issued an order on June 5, 1997 (the "June 5, 1997 Order") calling for a phased-in program (from 1997 through 2001) for this competitive regime, known as "direct access", whereby all customers (industrial, commercial and residential) will be eligible to select the electricity supplier of their choice. The June 5, 1997 Order also addresses many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The June 5, 1997 Order authorizes recovery by utilities of stranded costs including energy supply costs (such as purchased power contracts with qualifying facilities such as MCV ) incurred during the regulated era that will be above market prices during the new competitive regime. However, stranded cost recovery of above market PPA charges may be limited to the years 1998 - 2007. MCV has advocated, among other things, full recovery of PPA charges for the life of the contract. Several parties, including MCV, have filed for rehearing and/or clarification of the June 5, 1997 Order. The MPSC conducted further hearings on several aspects of restructuring set forth in its June 5, 1997 Order which could impact MCV and on October 29, 1997, the MPSC issued orders in these proceedings authorizing a power supply rate freeze and a true-up process for the recovery of stranded costs. The exact true-up process for the recovery of stranded costs will be determined after future proceedings and presentation of additional evidence takes place. MCV is still analyzing these orders and will likely seek rehearing and/or clarification of these orders. The Michigan legislature has also begun a hearing process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

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


a.)  List of Exhibits

     (18) Letter  in regard to change in accounting principle

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




                                     MIDLAND COGENERATION VENTURE
                                               LIMITED PARTNERSHIP
                                     -------------------------------------
                                                 (Registrant)




Dated:  November 10, 1997            /s/ James M. Kevra
                                     -------------------------------------
                                                 James M. Kevra
                                     President and Chief Executive Officer




Dated:  November 10, 1997            /s/ James M. Rajewski
                                     -------------------------------------
                                                 James M. Rajewski
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit                                                      Sequential
Number                                                       Page No.
-------                                                      ----------

18     Letter In Regard To Change In Accounting Principle
27     Financial Data Schedule