Form 10-K405
period 1997-12-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1998-03-24
CIK 869905

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                               to

Commission file number (Under the Securities Act of 1933)    33-37977

               MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             MICHIGAN                                          38-2726166
  -------------------------------                         -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

 100 PROGRESS PLACE, MIDLAND, MICHIGAN                           48640
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code         (517)   839-6000
                                                           ----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS



PART I                                                                               Page
--------                                                                             ----

Item 1.   Business ................................................................     1
          A.General ...............................................................     1
          B.The Partners ..........................................................     1
          C.The Facility ..........................................................     2
          D.Major Issues Facing MCV ...............................................     2
          E.Contracts .............................................................     3
          F.Employees .............................................................    12
          G.Regulation ............................................................    12
          H.Environmental Matters .................................................    17
          I.Overall Lease Transaction .............................................    19

Item 2.   Properties ..............................................................    21

Item 3.   Legal Proceedings .......................................................    22

Item 4.   Submission of Matters to a Vote of Security Holders .....................    22

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ...    23

Item 6.   Selected Financial Data .................................................    23

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
           of Operations ..........................................................    23

Item 8.   Financial Statements and Supplementary Data .............................    31

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
           Reporting Matters ......................................................    31

PART III

Item 10.  Directors and Executive Officers of the Registrant ......................    32

Item 11.  Executive Compensation ..................................................    34

Item 12.  Security Ownership of Certain Beneficial Owners and Management ..........    36

Item 13.  Certain Relationships and Related Transactions ..........................    37

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .........    38

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

B. The Partners

   The current general partners of MCV are CMS Midland, Inc. ("CMS Midland"), a wholly-owned subsidiary of Consumers, Source Midland Limited Partnership ("Source Midland"), a wholly-owned limited partnership of MCN Energy Group Inc., Coastal Midland, Inc., a wholly-owned subsidiary of The Coastal Corporation ("Coastal"), and MEI Limited Partnership, an affiliate of Asea Brown Boveri, Inc. ("ABB"). On May 16, 1997, MCNIC Power Company, a wholly-owned subsidiary of MCN Energy Group Inc., acquired all of the partnership interests in Source Midland from PanEnergy Corp., the previous parent company. MCV's current limited partners are C-E Midland Energy, Inc., an affiliate of ABB, Dow, Micogen Limited Partnership, an affiliate of Fluor Corporation ("Fluor"), and Alanna Corporation
   ("Alanna"), a wholly-owned subsidiary of Alanna Holdings Corporation ("Alanna Holding"). The capital stock of Alanna Holding is owned by Dow, CMS Energy Corporation ("CMS Energy"), an affiliate of Consumers, Coastal Natural Gas Company, an affiliate of Coastal, Source Midland, Fluor and ABB. The general partners and limited partners of MCV are referred to herein as the "Partners." The ownership interests of the Partners are described in
   Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management."

C. The Facility

   MCV's principal business is the operation of the Facility and the sale of electric capacity and related energy (principally to Consumers) and steam (to Dow and DCC) produced at the Facility. The Facility is located on an approximately 1,200-acre site that is leased from Consumers (the "Site").

   The Facility consists of the following:

   - 12 gas turbine generators ("GTGs") capable of producing approximately 1045 MW (gross) under design ambient conditions;

   - 12 heat recovery steam generators ("HRSGs") which create steam using heat from the GTG exhaust;

   - A steam turbine (the "Unit 1 Steam Turbine") capable of producing 355 MW (gross) under design ambient conditions from the steam generated by the HRSGs;

   - A second steam turbine (the "Unit 2 Steam Turbine") which serves as a backup to the Unit 1 Steam Turbine;

   -   Pollution control assets;

   - A 25-mile gas pipeline connecting the interstate gas pipeline system to the Facility;

   -   Pipelines to deliver steam to Dow and DCC; and

   -   Various associated equipment and improvements.

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

D. Major Issues Facing MCV

   MCV faces several major issues crucial to its future success. These issues, briefly summarized here, are discussed more fully in the sections cross referenced below:

   Electric Industry Restructuring. At both the state and federal level, efforts continue on restructuring the electric industry. In Michigan, the Michigan Public Service Commission ("MPSC") has entered a final order permitting customers to choose their power provider over a four-year phase-in period beginning in 1998. Similar efforts, in the form of proposed legislation, exist at the federal level. Two issues generally involved in these restructuring efforts which could impact MCV the most are stranded assets or transition cost recovery for utilities and contract
   (PPA) sanctity. Approximately 90% of MCV's revenues come from sales pursuant to the PPA. To date, these restructuring efforts have not negatively impacted MCV, but if the final order of the MPSC is construed so as to deny stranded cost recovery of above-market PPA costs, and such order is not reversed on appeal, MCV may be negatively impacted especially in the period after 2007. MCV continues to monitor and participate in these matters, as appropriate. (See Part I, Item 1, Section G, "Regulation - Michigan Electric Industry Restructuring Proceedings", Part II, Item 7, "MD&A - Outlook - Michigan Electric Industry Restructuring Proceedings",
   Part I, Item 1, Section G, "Regulation - Federal Electric Industry Restructuring", Part II, Item 7, "MD&A - Outlook - Federal Electric Industry Restructuring" and Notes to Consolidated Financial Statements,
   Note 1, "The Partnership and Associated Risks".)

   Energy Rate and Cost of Production. Since January 1992, MCV has experienced an overall reduction in the energy charges it is paid for electricity under the PPA, primarily due to declining coal costs at Consumers' generating plants and Consumers' exercise of the "regulatory out" provision of the PPA with respect to fixed energy charges. In addition, MCV's costs associated with production of electricity have continued to rise. These circumstances have negatively affected cash flow. (See Part I, Item 1, Section G, "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges", Section I, "Overall Lease Transaction", and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") -- Liquidity and Financial Resources.")

   Plant Availability. Approximately 65% of PPA revenues are capacity payments based on the Facility's availability to generate electricity. PPA availability will depend on the level of scheduled and unscheduled maintenance and on the level of output from the GTGs and steam turbines. Over the past seven years, some of the GTGs have experienced cracking in the hot gas casings. As a result of these cracking problems, MCV and ABB Power Generation, Inc. ("ABB Power") implemented a program of hot gas casing inspections for all GTGs. MCV and ABB Power continue to address equipment reliability issues to alleviate future outages. (See Part II, Item 7, "MD&A -- Outlook -- Operating Outlook" and Notes to Consolidated Financial Statements, Note 8, "Contingencies -- GTG Equipment Problems.")

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

   Power Purchase Agreement

   Under the PPA, Consumers contracted to purchase specified amounts (the "Contract Capacity") of the Facility's electric capacity, for an initial 35-year term commencing on the Commercial Operation Date, and thereafter subject to yearly extensions that are automatic in the absence of a termination notice from either party. Beginning in 1995 and thereafter, Contract Capacity is 1240 MW/hour.

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

           Fixed Energy Charges. Like the capacity charges, fixed energy charges are payable for available kWhs of Contract Capacity. Fixed energy charges are adjusted each year based on a fuel inventory charge, administrative and general expenses and one-half of operation and maintenance expenses (excluding fuel) incurred at these plants during either the immediately preceding calendar year or the calendar year preceding that year depending on when the adjustment is being made. In 1991, Consumers asserted that, under the PPA, it had the right to withhold that portion of fixed energy charges payable on the basis of energy available but not delivered since it was not permitted by the MPSC to collect such charges from its electric customers. In a final order issued in February 1995, an arbitrator ruled that Consumers was entitled under the PPA to reduce its payments of fixed energy charges for energy available but not delivered. (See Part I, Item 1, Section G, "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges.")

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

   As noted above, the PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the "regulatory out" provision). For the first 17-1/2 years of commercial operation, however, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the "regulatory out" provision. Consumers and MCV are required to support and defend the terms of the PPA. (See Part I, Item 1, Section G, "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges.")

   Under the PPA, MCV must provide initial assurances that it has adequate gas supplies under contract to generate at least 60% of the maximum annual output of Contract Capacity for the period commencing on the Commercial Operation Date through 1999. Consumers has acknowledged that MCV has provided, such initial assurances to Consumers. In addition, commencing in 1998, MCV must provide at Consumers request continuing annual assurances of such capability for each succeeding five-year period. MCV believes it can meet the requirement of continuing assurances in 1998 for the succeeding five-year period. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. The portion of such capacity charges is a function of the percentage of unmet fuel needs and an increasing factor based on the number of consecutive months that capacity charges have been withheld. Assuming a 3.77 cents per kWh capacity charge, the maximum capacity charges which could be withheld and escrowed under this provision are as follows:


                                                      Maximum Possible
                  Consecutive Months That               Reduction in
                   MCV Fails to Provide               Capacity Charge
               Adequate Continuing Assurance            (cents/kWh)
               -----------------------------          ----------------
                     1-12 ..............                    .1885
                    13-24 ..............                    .5655
                    25-36 ..............                   1.5080
                    37 and thereafter ..                   2.6390


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

   Consumers schedules all deliveries of electricity from the Facility to its system and is obligated to do so in a manner consistent with the safe and prudent operation of the Facility. Consumers' determination of the amount of energy that it dispatches from the Facility will be subject to its contractual relationships with The Detroit Edison Company, with which Consumers established a Michigan Electric Coordinated System ("MECS") to coordinate generation between the two utilities. The operation and management of the MECS is subject to FERC Order 888 - "Open Access and Stranded Costs Rulemaking". Through December 31, 1995, Consumers was scheduling deliveries of electricity pursuant to a March 31, 1993 MPSC Order. Beginning January 1, 1996, Consumers began dispatching MCV at higher levels, consistent with the Consumers/MPSC staff proposed settlement agreement, filed with the MPSC on September 8, 1995, which settlement was approved, with modifications, by the MPSC on November 14, 1996. (See Part I, Item 1, Section G, "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges.") On March 13, 1998, MCV received notice from Consumers that it would begin economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources, instead of at the higher dispatch levels experienced over the past several years.

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

   MCV is obligated to have the Facility inspected at least once each year by a consulting engineer selected by it from a list of engineering firms approved by Consumers. The annual inspection includes, at a minimum, all equipment, structures, operating procedures and maintenance practices necessary for the generation and delivery of energy to Consumers. Upon completion of an annual inspection, the consulting engineer must promptly issue a written report. Any recommendations in this report regarding equipment, structure and maintenance practices which have been approved by MCV's management must be implemented within a specified period of time. In its April 1997 report, Cummins & Barnard, Inc., the consulting engineer, found no conditions which they considered would constitute a serious risk to meeting PPA commitments although they recommended that management focus attention on implementing recommendations to improve the operation and reliability of the condensate demineralizer system, and made several other suggestions to be considered as enhancements. During 1998, MCV is scheduled to implement mechanical and instrumentation control upgrades to the condensate demineralizer system and other approved recommendations. With regard to the most recent inspection, MCV expects to receive the report by the end of April, 1998 and does not anticipate any substantial problems.

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

   Under the SEPA, Dow has agreed to notify MCV quarterly of the amount of steam and annually of the amount of electricity expected to be delivered. In any year, MCV is not obligated to deliver more than 691,900 pounds of steam per hour and 60 MW of electricity on an annual average basis except as Dow may increase its entitlement as discussed below. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect). However, Dow's obligation with respect to minimum annual steam purchases is an average of 440,000 pounds per hour (less amounts supplied by certain standby facilities owned by Dow and less 50% of amounts purchased by any other steam customers of MCV) and is binding only for the initial 25-year term of the SEPA. During 1997, MCV sold an average of 543,151 pounds of steam and 61 MW of electricity per hour to Dow.

   Dow may increase its steam or electricity entitlement to 110% of the steam or electricity delivered in the previous 12-month period, plus any steam or electricity required by any addition to or modification of the Dow plant, provided that any increase above an annual average of 1,000,000 pounds of steam per hour or 75 MW of electricity requires MCV's consent. MCV, however, may be required, on an instantaneous basis, to deliver steam at a rate of up to 135% of the maximum annual average hourly quantity of steam or to deliver power at a rate up to 20 MW greater than the applicable annual average. During 1997, Dow gave notice to MCV that pursuant to the SEPA it was increasing its electric entitlement to 67.75 MW/hr beginning April 1, 1997.

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

   Under the SEPA, there is a base charge for steam and electricity which is subject to adjustment each quarter based on changes in MCV's fuel costs, producer price for capital equipment and certain compensation per hour indices. In 1993, Dow exercised its option under the SEPA to provide the gas necessary to generate Dow's take of steam and electricity ("toll").
   Dow agreed to purchase from MCV the gas used under this tolling option at a price of $2.72 per million British thermal units ("MMBtu") escalating at 4% per year, through July 31, 2006 (the "Gas Tolling Agreement"). On April 15, 1996, MCV and Dow entered into an agreement (the "April 15, 1996 Agreement") concerning gas tolling which terminated the Gas Tolling Agreement. The April 15, 1996 Agreement provides that Dow may toll up to 9,000 MMBtu per day, subject to certain limitations and conditions, until January 1, 2002, at which time Dow's tolling rights revert to the provisions in the SEPA. Under the provisions of the SEPA, Dow receives a billing credit of 5/8 of its steam and electric charges in exchange for Dow purchasing the gas from MCV. Dow has been tolling gas under the April 15, 1996 Agreement since April 1, 1997. In addition, Dow must make 36 consecutive quarterly installment payments of $3,817,500 each, through the year 1998, to MCV in consideration for the delivery of steam and electricity.

   In order to assure reliable steam for the Dow plant, Dow owns and maintains certain standby facilities consisting of certain package boilers, which are not part of the Facility (the "Standby Facilities"). The Seventh Amendment to SEPA also provided that Dow would retire certain of the Standby Facilities located on the MCV site and would progressively reduce the annual standby fees payable to Dow from $700,000 per year to a level of $350,000 per year in 1998 and thereafter. These fees are subject to adjustment each quarter based on changes in fuel costs, capital equipment costs and wage rates. In addition, the fee charged by Dow for each use of the Standby Facilities, necessitated by MCV's failure to deliver steam under the SEPA, was increased from $100,000 to $150,000. From the Commercial Operation Date through December 31, 1997, MCV has paid or incurred an aggregate of $900,000 to Dow for eight instances requiring use of the Standby Facilities.

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

   Gas Supply Arrangements

   MCV has a portfolio of natural gas purchase contracts (the "Gas Contracts"), having remaining terms of 2 to 13 years, with U.S. and Canadian suppliers for a maximum supply of natural gas as of January 1, 1998 of 236,500 Mcf/day. No single Gas Contract accounts for more than 8% of MCV's portfolio, and no single supplier accounts for more than 14% of MCV's portfolio. Gas Contracts with U.S. suppliers ("U.S. Gas Contracts") provide for the purchase of 156,500 Mcf/day as of January 1, 1998, while Gas Contracts with Canadian suppliers ("Canadian Gas Contracts") provide for the purchase of 80,000 Mcf/day.

   The Gas Contracts have a fixed price in a base year which is subject to adjustment under various methods -- a fixed escalator; an index based on Consumers' energy charges under the PPA; or a combination thereof -- which permits the seller to increase the price by the greater of the fixed escalator or the energy charge index. Over the terms of the contracts, approximately 37% of the volume is priced with a fixed escalator, 28% is priced with the energy index and 35% with a combination thereof. While the price of gas under the U.S. Gas Contracts is exclusive of transportation charges (beyond the point of delivery into a pipeline servicing MCV), the Canadian Gas Contracts require the payment of a monthly charge whether or not MCV buys any gas (the "Demand Charge") to cover the costs incurred by Canadian suppliers for the provision of transportation capacity to the U.S.-Canada border.

     MCV has entered into the following Gas Contracts:


                                         Maximum
                                          Daily      Contract         Base
                                         Quantity   Expiration     Price/Year              Pricing
        Current U.S. Suppliers          in Mcf(a)      Date          $/MMBtu               Formula
--------------------------------------  ----------  ----------  -----------------  -----------------------
ANR Production Co.                        5,000      4/1/2002           2.15/1988  Fixed plus 4% escalator
Apache Corp. ("Apache I")                20,000     12/31/2000          2.25/1988  Fixed plus 4% escalator
Apache Corp ("Apache II").               12,000      1/1/2002           1.95/1987  Energy index
Apollo Exploration and Development,                                                Greater of fixed price
 Delta Oil Co., Inc., Force Energy                                                 plus 4% escalator or
 Inc. ("Apollo")                          7,500(b)   4/1/2011           2.79/1995  energy index
Aquila Energy Marketing Corp.            11,000     12/31/2004         2.319/1990  Greater of fixed plus
                                                                                   4% escalator or energy
                                                                                   index through 1999,
                                                                                   scheduled price
                                                                                   increases from $4.06
                                                                                   in 2000 to $5.02 in
                                                                                   2004
                                                                                   Greater of fixed price
CMS Energy Corporation and CMS NOMECO Oil                                              plus 4% escalator or
 & Gas Co.                               10,000     12/31/2006          2.15/1988  energy index
CNG Producing Co.                        20,000      4/1/2002           1.85/1987  Fixed plus 4% escalator
CNG Producing Co.                        12,000      4/1/2000           2.27/1989  Fixed plus 4% escalator
CoEnergy Trading Co.
 ("Co Energy I")                          5,000     12/31/2006          2.15/1988  Greater of fixed price
                                                                                   plus 4% escalator or
CoEnergy Trading Co.                                                               energy index
 ("Co Energy II")                        10,000     12/31/2006          2.34/1992  Greater of fixed price
                                                                                   plus 4% escalator or
                                                                                   energy index
Dominion Midwest Energy, Inc. (b)
 ("Dominion")                             5,500(b)   1/1/2007           2.54/1991  Greater of fixed price
                                                                                   plus 4% escalator or
                                                                                   energy index
Enron Power Services, Inc. ("Enron I")    8,500     12/31/2007          2.65/1997  Greater of scheduled
                                                                                   price or energy index
                                                                                   through 1999,
                                                                                   scheduled price
                                                                                   increases from $3.33
                                                                                   in 2000 to $6.37 in
                                                                                   2007
Enron Capital & Trade Resources Corp.
 ("Enron II")                            15,000      9/30/2006          2.45/1997  Scheduled price
                                                                                   increases from
                                                                                   $2.45/MMBtu in 1997 to
                                                                                   $3.365/MMBtu in 2005.
Oxy USA, Inc.                            15,000     12/31/2001          2.25/1988  Energy index plus floor
                                        -------
Subtotal as of 1/1/97                   156,500

      Current Canadian Suppliers
--------------------------------------
Coral Energy Canada, Inc. (c)            15,000     11/1/2004           1.95/1988  Energy index
Husky Oil Operations, Ltd. ("Husky")     15,000     11/1/2006           1.90/1988  Energy index plus floor
Norcen Energy Resources Limited          10,000     11/1/2001           1.95/1988  Energy index
North Canadian Oils, Ltd.                10,000     11/1/2000           1.95/1989  Greater of fixed price
                                                                                   plus escalator or
                                                                                   energy index
Poco Petroleum Ltd.                      15,000     11/1/2004           1.95/1988  Greater of fixed price
                                                                                   plus escalator or
                                                                                   energy index
TransCanada Pipelines Limited
 through its agent Western Gas
 Marketing Limited                       15,000     11/1/2004           1.95/1988  Energy index
                                        -------
Subtotal                                 80,000
                                        -------
Total as of 1/1/97                      236,500
                                        =======

        Future U. S. Suppliers
--------------------------------------
Engage Energy US, L.P. (d)
 (Gas deliveries begin on 1/1/2002)      30,000     12/31/2006          3.05/2002  4% escalator to 2005
                                                                                   $3.60 in 2006


CMS Marketing, Services and Trading
 Company (Gas deliveries begin on
 1/1/2003)                               15,000     12/31/2004          2.21/2003  Price remains constant
                                                                (for 5,000/ day)   over the two-year term
                                                                                   of the contract
                                                                        2.13/2003
                                                                (for 10,000/ day)

---------------------

           (a) Some contracts are in thousand cubic feet ("Mcf"), some in MMBtu. Depending on the heat content of the gas, one Mcf may be more or less than one MMBtu. This analysis assumes an equivalent heat content.
           (b) Dominion Midwest Energy, Inc. ("Dominion") changed its name from Wolverine Oil and Gas Company Inc., effective January 1, 1998. The Dominion contract is a dedication of gas production from certain Michigan Antrim Shale gas reserves. Unlike MCV's other Gas Contracts, the Dominion and Apollo contracts do not impose an obligation on Dominion or Apollo to deliver the MDQ. Under the Dominion contract, Dominion is only obligated to deliver 500 Mcf/day. MCV, however, is required to take the quantity delivered, up to the MDQ, or reimburse Dominion for the difference in price between the contract price and the spot market price. Under the Apollo contract, Apollo is obligated to deliver only 500 Mcf/day and no explicit payment is defined if MCV fails to take up to the MDQ.
           (c) Effective May 31, 1997, the gas contract formerly with Shell Canada Limited was assigned to Coral Energy Canada, Inc.
           (d) Effective June 1, 1997, the gas contract formerly with Coastal Gas Marketing Company was assigned to Engage Energy US, L.P.

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

   Most of the U.S. Gas Contracts contain "take-or-pay" provisions obligating MCV to purchase at least a specified percentage (generally 75%) of the MDQ to which MCV is entitled under the contract, unless such failure is due to force majeure, failure of the gas to meet quality standards or, in some cases, failure of the supplier to deliver the quantity nominated by MCV. If, over the course of a contract year, MCV has a take deficiency, it must make a deficiency payment that is based, in most cases, on the product of the take deficiency and either all or some percentage of the contract price. In addition, under some of the U.S. Gas Contracts, the producer may terminate the contract if, for reasons other than force majeure, MCV fails to purchase a specified percentage of the MDQ (generally between 50 and 100%) within a specified period (generally 120 days). Most U.S. Gas Contracts allow a "make-up period" ranging from one to five years to make up the deficiency. Apache currently has the right to reduce the MDQ, under its contract Apache I, by 5,000 Mcf/day because MCV purchased gas quantities at less than 75% of the MDQ during the first five years of the contract.

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

   Current Canadian Gas Contracts. All Canadian Gas Contracts warrant the delivery of quantities requested by MCV up to the MDQ, subject to force majeure, and in one case, a 2% tolerance is allowed. Subject to MCV's obligation to mitigate, Canadian suppliers have agreed to indemnify MCV for the Facility's replacement gas costs, excluding indirect or consequential damages or loss of profit, for any breach of this supply warranty. One producer may be relieved of its supply warranty under certain circumstances if its ratio of remaining reserves to annual production is less than ten.

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

   Gas Transportation and Storage Arrangements

   The location of the Facility permits gas to be transported over a number of U.S. interstate pipelines. MCV has signed long-term transportation contracts with four of these pipelines: ANR Pipeline Company ("ANR"); Panhandle Eastern Pipe Line Company ("Panhandle Pipe Line"); Trunkline Gas Company ("Trunkline"); and Great Lakes Gas Transmission Company ("Great Lakes"). ANR and Great Lakes are affiliates of Coastal and Panhandle Pipe Line and Trunkline are affiliates of PanEnergy, the previous parent company of Source Midland. In addition, certain of the gas suppliers will arrange with pipelines for the gathering and transportation of gas from their supply sources to the interconnection points with the major interstate pipelines with which MCV has contracts.

   MCV has also entered into long-term transportation arrangements with two connecting pipelines which link the Facility and its own pipeline to these interstate pipelines: Michigan Gas Storage Company (a subsidiary of Consumers) and Consumers. Michigan gas produced by suppliers is currently transported to Consumers' pipeline system by the supplier under contracts the suppliers have with Michigan Consolidated Gas Company ("MichCon"), a wholly-owned subsidiary of MCN Energy Group, on the MichCon pipeline system in northern Michigan.

   The remaining terms of MCV's agreements with the U.S. transporters range from 4 to 27 years. The transportation rates of ANR, Panhandle Pipe Line, Trunkline, Great Lakes and Michigan Gas Storage Company are subject to FERC regulation.

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

   MCV has also entered into a gas storage agreement with Consumers for the underground storage of eight billion cubic feet of gas in exchange for delivery to Consumers of 1.75% of the gas placed in storage (for fuel) and the payment by MCV to Consumers of an annual storage service charge of
   32.04 cents per Dth times the eight billion cubic feet of storage service provided. Consumers is obligated to provide deliveries from storage up to a rate of 120,000 Mcf/day, subject to certain restrictions relating to levels of storage gas maintained in inventory by MCV. This storage capability allows MCV to meet fluctuating daily operating requirements and to take advantage of opportunities to make spot purchases during periods of the year when gas prices are favorable.

   Transmission Agreement

   Pursuant to the Transmission Agreement with MCV, Consumers has agreed to enter into transmission service agreements with other electric utilities (including municipals and cooperatives) to which MCV may sell power, provided that such agreements are not contrary to applicable law or regulation. The transmission service agreements contemplated by the Transmission Agreement may provide short-term service on an interruptible or firm basis, or long-term service on a firm basis. ("Firm" transmission service is defined as transmission service which is intended to be available at all times during the period covered by the commitment. "Interruptible" transmission service refers to transmission service provided under agreements which permit curtailment or cessation by the transmission company.)Consumers has agreed to provide short-term service (up to one year) on an interruptible or firm basis. Charges for interruptible service are those currently on file with FERC; and on request, Consumers will develop charges for firm service, to be filed with FERC. Consumers has reserved the right to make a unilateral application to FERC to change these charges.

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

   Gas Turbine Service Agreement

   Under a service agreement (the "Service Agreement") between MCV and ABB Power (formerly ABB Energy Services, Inc.), an affiliate of ABB, ABB Power sold MCV an initial inventory of spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. The Service Agreement, as amended, commenced on January 1, 1990, and will expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009. ABB Power does not assure any level of performance by the GTGs in the Service Agreement but warrants all repairs made by it pursuant to the Service Agreement.

   MCV must pay a $325,322 (in 1997 dollars) per month inspection fee (which escalates based upon various wage level indices and may be increased under certain events of force majeure or change of laws), and maintenance and repair fees (equal to material and other direct costs, amounts payable to subcontractors, and ABB Powers' out-of-pocket costs, plus 15% except in the case of fees relating to certain service engineers, supervisors and specialists where the maintenance fee shall be equal to the ABB rate). ABB Power warrants that all repairs performed and all spare parts supplied by it will be free of defects for one year from the date of completion or date of use, respectively.

   The Service Agreement terminates (i) if either ABB Power or MCV fails to perform the duties outlined under the Service Agreement, at the option of the other party; or (ii) at MCV's option, if MCV is unable to operate the Facility for 60 consecutive days due to force majeure. Upon cessation of the force majeure, the Service Agreement may be reinstated by either party upon 60 days' notice, together with payment by MCV of a $400,000 remobilization fee. Upon termination of the Service Agreement (except for nonperformance by ABB Power), MCV must pay a cancellation payment ($2,000,000 in 1998, $1,500,000 in 1999, $1,000,000 in 2000 and $500,000 in
   any year thereafter, escalated in 1988 dollars).

   On March 22, 1994, MCV and ABB Power signed an agreement effective December 31, 1993, to amend the Service Agreement with respect to supplying hot gas path parts. Under the amended Service Agreement, ABB Power would provide hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections. In January 1998, MCV and ABB Power amended the length of the amended Service Agreement to extend through the sixth series of major GTG inspections, which are expected to be completed by year-end 2008, for a lump sum fixed price covering the entire term of the amended Service Agreement of $266.5 million (in 1993 dollars, which is adjusted based on exchange rates and Swiss inflation indices), payable on the basis of operating hours as they occur over the same period. The amendment is severable and may be terminated separately from the existing Service Agreement. This agreement has reduced uncertainties associated with maintenance and the cost of spare parts.

   In addition to the January 1998 amendment to the term of the amended Service Agreement, MCV has also contracted to purchase from ABB Power 11NM GTG upgrade packages for eleven of the gas turbine generators for $41.6 million. The purchase of these upgrades comes after successfully testing one upgrade package at the Facility in 1997. The upgrade packages are expected to add to available capacity and significantly improve the efficiency of the Facility. The installation of all eleven upgrade packages is expected to be completed by the end of 1999. Maintenance and spare parts for the upgrade packages are covered by the amended Service Agreement. The installation of the upgrade packages is severable and may be terminated separately from the Service Agreement and amended Service Agreement. Upon termination of the amendment (except for non-performance of ABB Power), MCV must pay a cancellation payment of $15,000,000, which is reduced to $5,000,000 upon completion of the fourth major inspection or July 1, 2003, whichever comes last. MCV also agreed to purchase a spare GTG rotor to facilitate maintenance activities and improve reliability.

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

F. Employees

   As of February 28, 1998, MCV had 134 employees, including 90 engineering, operating and maintenance personnel. Fifty-two of MCV's employees are members of the Utility Workers Union of America, AFL-CIO Local 564 (the "Union"), and are subject to the terms of a collective bargaining agreement between MCV and the Union. MCV and the Union signed a new agreement effective March 1, 1995. It is a five year contract with a wage reopener on the fourth anniversary (March 1, 1999). MCV believes that its relationship with its employees is good.

G. Regulation

   Introduction

   The Facility is not subject to most state and federal public utility laws and regulations. The following is a discussion of the principal regulatory proceedings and issues which could have an impact on the Facility.

   QF Certification

   In order to be a QF under PURPA and to maintain this status, not more than 50% of the "equity interest" in a facility may be owned by electric utilities or their affiliates. In addition, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input) of at least 45% (the "Efficiency Percentage"). However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the required Thermal and Efficiency Percentages. During 1997, the Facility achieved a Thermal Percentage of 16.0% and an Efficiency Percentage of 45.7%.

   The Facility's QF certification by FERC became effective when portions of the Facility were first synchronized to Consumers' system in June 1989. As a QF, the Facility is exempt from various provisions of the FPA and the 1935 Act and from certain state laws and regulations respecting rate, financial and organizational regulation of public utilities. On January 31 and March 1, 1990, FERC recertified the Facility as a QF in the context of an ownership structure in which MCV owns the Facility and in the context of a leveraged lease transaction in which the Facility is owned by owner trustees on behalf of institutional investors. In September 1997, MCV filed a Notice of Self-

   Recertification with the FERC to reflect technical changes in the configuration and equipment of the Facility as modified to date, changes in MCV Partnership ownership (which changes did not result in a change in the percentage of utility ownership) and elimination of Dow's back-pressure turbine from the Facility description because it was never installed. (See
   Part II, Item 7, "MD&A -- Outlook -- Maintaining QF Status".)

   MPSC and Other Proceedings Relating to Capacity and Energy Charges

   Background. Michigan law requires Consumers to file on an annual basis a "Power Supply Cost Recovery Plan" (the "PSCR Plan") describing, among other things, the anticipated sources of electric power to be purchased during the upcoming year. The PSCR Plan must be filed at least three months before the beginning of the 12-month period covered by the plan. If the MPSC fails to allow or disallow the costs of purchased power in the PSCR Plan by the beginning of the year covered thereby, Consumers may adjust its rates to recover such costs, as proposed by Consumers, until the MPSC acts. Actual costs are reconciled with the costs billed to customers in a subsequent filing (made by March 31 of the year subsequent to the plan year) known as the "Power Supply Cost Recovery Reconciliation Proceeding" ("Reconciliation Case"). The MPSC believes it has the authority to suspend the PSCR plan and reconciliation process. By law, the MPSC must disallow in the Reconciliation Case any capacity charges associated with power purchases for periods in excess of six months unless the MPSC has previously approved the capacity charge. Under a Michigan statute known as Act 81, once a capacity charge in a contract for a purchase from a QF has been approved by the MPSC, the MPSC may not disallow recovery by the utility of that capacity charge from its customers for a 17-1/2 year period commencing with commercial operation of the QF.

   The PPA contains a "regulatory out" provision which permits Consumers, under certain conditions, to reduce the capacity and/or energy charges payable to MCV and/or to receive refunds of capacity and/or energy charges paid to MCV under the PPA if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA. For the first 17-1/2 years after the Facility's Commercial Operation Date, however, the PPA further provides that Consumers may not reduce the average capacity charge below 3.77 cents per kWh notwithstanding the MPSC's failure to approve either the amount of capacity Consumers has agreed to purchase from MCV under the PPA or the capacity charge specified in the PPA for such purchase.

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

   On March 31, 1993, the MPSC issued an order, effective January 1, 1993 (the "Settlement Order"), which approved with modifications the Revised Settlement Proposal filed by Consumers, the MPSC staff and ten small power and cogeneration developers. Although MCV was not a party to the Revised Settlement Proposal, the MPSC staff required that MCV file a letter of non-objection to the Revised Settlement Proposal. The Settlement Order addressed, among other things, the amount Consumers could recover from its electric customers for the costs of capacity and energy purchased by it from MCV. Generally, the Settlement Order approved cost recovery of 915 MW of MCV capacity subject to certain "availability caps" associated with on-peak and off-peak periods of time each day and recovery of energy payments based on coal proxy prices (the formula in the PPA). However, instead of capacity and fixed energy payments being based on "availability" as provided in the PPA, the Settlement Order provided for recovery of such payments on an energy "delivered" basis.
   The MPSC did not order that the PPA be modified to conform with the cost recovery approved in the Settlement Order. However, the MPSC found that since the capacity charges approved for recovery under the PPA would not be reflected in the PPA, approval for the purposes of Act 81 could not be extended to those capacity charges. The MPSC did indicate in its order, however, that its Settlement Order would be implemented for rate-making purposes in 1993 and subsequent years. Opponents to the Revised Settlement Proposal, filed appeals of the Settlement Order with the Michigan Court of Appeals. On March 19, 1996, the Court of Appeals issued a decision which affirmed the Settlement Order. The Appellants unsuccessfully sought further judicial review and the decision has now become final.

   Because the Settlement Order did not approve the capacity charges authorized for recovery in the PPA, and thereby denied the protection provided under Michigan law from reconsideration for a 17-1/2 year period, Consumers' cost recovery relating to purchases from MCV is reviewed in the annual PSCR Plan and Reconciliation Cases.

   In connection with a dispute between MCV and Consumers regarding the payment of certain fixed energy charges which stemmed from the Revised Settlement Proposal, on December 10, 1993, Consumers made a written irrevocable offer of relief ("Offer of Relief") to MCV. The Offer of Relief was for the purpose of facilitating the sale of Senior Secured Lease Obligation Bonds, issued in connection with the financing of the Overall Lease Transaction (see Part I, Item 1, Section I, "Overall Lease Transaction") and held by Consumers. Pursuant to the Offer of Relief, which was rendered final and irrevocable on December 28, 1993, Consumers committed to pay MCV the fixed energy charges on all energy delivered by MCV from the block of Contract Capacity above 915 MW. Consumers did not commit to pay MCV for fixed energy charges on energy delivered above the "caps" established in the Settlement Order up to 915 MW. The Offer of Relief represented a "floor" for the arbitration of this dispute below which payments to MCV of fixed energy charges in dispute could not fall. Consumers would schedule deliveries of this energy in accordance with the provisions of the PPA. This unilateral commitment, which became effective as of January 1, 1993, to pay fixed energy charges on delivered energy from the block of Contract Capacity above 915 MW will expire on September 15, 2007.

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

   On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges provided under the terms of the Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC
   "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to PSCR rates) resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "Jurisdictional Issue"). On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the Jurisdictional Issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The decision involving the Jurisdictional Issue has become final, affirming the MPSC's decision.
   Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $45,000 per month). In addition, MCV agreed to release to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers as to the appropriate escrow amount, and to refund the $1.9 million (discussed above), as a result of the finality of the Jurisdictional Issue. MCV has not recognized any of these amounts related to the Jurisdictional Issue as operating revenues.

   The MPSC ruled in the 1993 Reconciliation Case that Consumers could not recover from its retail customers fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW (the "off-peak cap issue"). Consumers and MCV appealed the MPSC February 23, 1995 Order to the Michigan Court of Appeals and on November 1, 1996, the Michigan Court of Appeals affirmed the MPSC's decision. MCV and Consumers filed motions for rehearing of the November 1, 1996 Michigan Court of Appeals Order which were denied on January 27, 1997. MCV petitioned the Michigan Supreme Court to review the off-peak cap issue of this case. On January 30, 1998, the Michigan Supreme Court denied MCV's petition for review, thus, the case is now final.

   In addition, as part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC, on August 18, 1994, ruled that for 1994 Consumers would not be permitted to recover fixed energy costs for energy associated with the off-peak cap issue. MCV believed the MPSC order on this issue was erroneous and filed an appeal of the MPSC decision. The Michigan Court of Appeals affirmed the MPSC. MCV has petitioned the Michigan Supreme Court to review this case. Other PSCR Plan and Reconciliation Cases for the years 1995 through 1997 are pending before the MPSC at this time.
   Consumers has escrowed approximately $2.8 million in 1996 and $1.0 million for the years 1994 and 1995 of fixed energy charges payable to MCV based on the MPSC ruling. MCV Management cannot predict the outcome of these proceedings.

   On September 8, 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers related to three cases: Case No. U-10685, Consumers' electric general rate case; Case No. U-10787, Consumers' request for approval of a special competitive services tariff (Rate SCS); and Case No. U-10754, Consumers' application for approval of revised depreciation rates for electric and common utility plant. MCV was a party to the consolidated proceeding. The settlement agreement proposed approving the jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved by the MPSC with recovery from Consumers retail customers to begin January 1, 1996. The initial average capacity charge recovered would be 2.86 cents per kWh escalating to 3.62 cents per kWh in 2004 and thereafter. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were related to issues not material to MCV, except the Jurisdictional Issue, which the MPSC deferred to the 1996 PSCR plan proceeding. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue and has released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the proceeding paragraph, relating to the off-peak cap issue, subject to a final decision upholding the 325 MW Settlement Order on this issue. The $1.0 million escrowed in 1994 and 1995 remains in escrow. MCV has not recognized any of these amounts related to the off-peak issue as operating revenues. Various parties have appealed the 325 MW Settlement Order to the Michigan Court of Appeals. MCV Management cannot predict the outcome of this proceeding.

   Michigan Electric Industry Restructuring Proceedings

   On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. After public hearings and contested case hearings the MPSC issued its initial order on June 5, 1997, intermediate orders in related dockets on October
   29, 1997, its final order on January 14, 1998, and a clarification order on February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they generally provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The MPSC ordered a phased-in program (from
   1998 through 2001) for this competitive regime known as "direct access" whereby all customers (industrial, commercial and residential) would be eligible to select the power supplier of their choice. The MPSC also addressed many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. As noted above (Part
   I, Item 1, Section D, "Major Issues Facing MCV - Electric Industry Restructuring"), the two issues involved in this restructuring which could impact MCV the most are contract sanctity and stranded cost recovery. On the issue of contract sanctity, the Restructuring Orders indicate that it was not the intent of the MPSC to take any action that would affect the contractual rights of QFs, including MCV. On the issue of stranded cost recovery, the Restructuring Orders allow recovery by utilities (including

   Consumers) of stranded costs including capacity charges previously approved by the MPSC in power contracts incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) may be limited to the period 1998 through 2007 (MCV's PPA expires in 2025). The Restructuring Orders do not specifically address the issue of stranded cost recovery after 2007. In addition, the Restructuring Orders permit Consumers to elect to freeze its PSCR factor through which charges under the PPA are recovered from retail customers. The MPSC has also suspended the annual PSCR (Plan and Reconciliation Case) process indefinitely, at Consumers' request. MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA. MCV, as well as others, has filed an appeal of the MPSC Restructuring Orders in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. MCV's complaint seeks, among other things, a declaration that the Restructuring Orders are preempted by PURPA to the extent that they fail to provide for assured retail rate recovery of payments made by Consumers to MCV pursuant to PURPA and an injunction barring enforcement of the Restructuring Orders to the extent they are preempted by PURPA. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

   Federal Electric Industry Restructuring

   FERC has jurisdiction over wholesale energy sales in interstate commerce and is moving towards "market" based pricing of electricity in some circumstances as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. Appeals of Order No. 888 are pending before the United States Court of Appeals for the Second Circuit. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

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

   Great Lakes Pricing of Gas Transportation Costs

   In 1990, Great Lakes expanded its interstate pipeline system to accommodate gas purchases from MCV and other customers. Historically, such capital costs were "rolled-in" to the rate base, thus combining the capital cost of common use facility additions with the cost of existing common use facilities for the purpose of determining the transportation rates to be charged to all system shippers. In 1991, FERC issued an order that rejected rolled-in pricing for the MCV-related expansion costs and, instead, imposed incremental pricing which, for MCV, took effect April 1, 1993. The incremental methodology allocates the capital cost of facility additions solely to the new shippers who will gain access to the expanded facilities. FERC's decision was appealed by MCV and others to the United States Court of Appeals for the District of Columbia Circuit, which held that FERC had failed to adequately explain the adoption of incremental rates and remanded the orders to FERC for reconsideration. On July 26, 1995, FERC issued its Order on Remand reversing its prior order and directed Great Lakes to: (i) implement rolled-in rates prospectively beginning October 1, 1995, for the expansion facilities including those applicable to MCV; and

   (ii) refund to MCV, subject to FERC approval, the principal amount, excluding interest, paid in excess of rolled-in rates. MCV had, from April 1, 1993 to October 1, 1995, reflected in current operating results Great Lakes gas transportation costs associated with incremental pricing. On April 25, 1996, FERC affirmed its Order on Remand as it pertains to the MCV issues described above ("Order on Rehearing"). On June 3, 1996, FERC granted rehearing for further consideration. Rehearing was requested by MCV, among others, for clarification of the timing of refunds, surcharges and interest thereon subsequent to October 1, 1995. On July 31, 1996, FERC clarified its April 25, 1996 order stating that interest on refunds was to commence October 1, 1995 and otherwise denied the relief requested in the petitions for rehearing. In August 1996, MCV recognized in its current operating results approximately $19.0 million (which represented $17.6 million in transportation costs included as a reduction in fuel costs and $1.4 million of accrued interest subsequent to October 1, 1995) of the Great Lakes refund. The FERC Order on Rehearing and its July 31, 1996 order were appealed by MCV and others to the United States Court of Appeals for the District of Columbia ("Court of Appeals") challenging certain aspects of the Order on Remand. On January 16, 1998, the United States Court of Appeals ruled that MCV should have been paid interest for the period prior to October 1, 1995 on the Great Lakes refund and denied all other petitions that had been filed challenging the refund. This decision is subject to further appeal. MCV Management cannot predict the outcome of any such appeal, but believes that the likelihood of reversal of any portion of the Court of Appeals' decision is remote.

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

   Water Quality. On five instances in 1997, MCV exceeded the discharge limits on oil and grease from the oily waste treatment system. A new filtration unit was installed and is presently being evaluated. The Michigan Department of Environmental Quality ("MDEQ") has taken no action to date on this issue. Oily treated waste falls out to MCV's 4.1 billion gallon cooling pond. MCV's NPDES permit expires October 1, 1998 with the application for renewal due on April 1, 1998. MCV does not expect any difficulty in the reissuance of this permit.

   Air Quality. On September 24, 1996, MCV submitted a Renewable Operating Permit ("ROP") Application and received notification that it was administratively complete on October 2, 1996. This determination affords the Facility an "application shield", which authorizes operation of the plant in accordance with its current permits and rules until such time as the ROP application is formally acted upon by the MDEQ Air Quality Division. Although the requirements that might be imposed at this time are not yet known, MCV does not currently foresee any impediments to issuance of that ROP. MDEQ Air Quality Division may request additional information during the technical review of the application followed by the issuance of a draft permit for public notice and comment, followed by a final permit. This process is scheduled for late 1998 with the issuance of the final permit in early 1999.

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

I. Overall Lease Transaction

   General

   Permanent financing for the Facility has been provided through five separate but contemporaneous sale and leaseback transactions (the "Overall Lease Transaction"), pursuant to which MCV sold undivided interests in all of the fixed assets comprising the Facility to the Owner Trustee under five separate owner trusts (the "Owner Trusts") established for the benefit of the Owner Participants. State Street Bank and Trust Company (formerly Fleet National Bank) serves as Owner Trustee under each of the Owner Trusts (in each such capacity, an "Owner Trustee" and, collectively, the "Owner Trustees"). Each Owner Trustee leases its undivided interest in the Facility to MCV under one of five separate leases, each having a 25-year base term (the "Basic Lease Term") commencing in 1990. The Overall Lease Transaction was closed in two phases. The first closing (involving pollution control and certain related assets) occurred on March 16, 1990, (the "First Closing" or the "First Closing Date") and the second closing (involving the remainder of the Facility) occurred on June 16, 1990 (the "Second Closing" or the "Second Closing Date").

   Each purchase of an undivided interest in the Facility by an Owner Trustee and the lease of such undivided interest back to MCV constitutes a separate transaction (each, a "Lease Transaction"). The undivided interests are in varying "undivided interest percentages" ranging from approximately 4.4% to 75.5%. Each Lease Transaction was effected through separate, but substantially identical, documents relating to a particular undivided interest, including a Trust Agreement pursuant to which the Owner Participant established the Owner Trust with the Owner Trustee and authorized the Owner Trustee to hold title to its undivided interest on its behalf and lease the same to MCV (each a "Trust Agreement"), a Participation Agreement pursuant to which MCV, the Owner Participant, the Owner Trustee and the various other parties to such Lease Transaction agreed to the terms and conditions thereof (each, a "Participation Agreement"), a Lease Agreement pursuant to which the Owner Trustee leases the undivided interest to MCV (each, a "Lease") and two separate Trust Indentures pursuant to which the Owner Trustee issued Senior Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Senior Note Indenture") and Subordinated Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Subordinated Note Indenture" and, together with the Senior Note Indentures, the "Note Indentures"). The United States Trust Company and First Union National Bank (formerly Meridian Trust Company) are note trustees under the Senior Note Indenture and the Subordinated Note Indenture, respectively (the "Note Trustees"). There is, however, a single Collateral Agency and Intercreditor Agreement (the "Intercreditor Agreement"), executed by the Owner Trustees, MCV, the Note Trustees, the Working Capital Lender (as defined below) and First Trust Michigan (which acquired the trust assets of Comerica Bank) as collateral Agent (the "Collateral Agent"), which provides for the creation and maintenance of certain reserves, the deposit of all revenues generated by the Facility, the payment of operating expenses, and the distribution of remaining revenues according to the priorities set forth therein to or for the account of the Working Capital Lender, the Note Trustees, the Owner Trustees, MCV and the affiliates of certain Partners. MCV has arranged for a $50 million working capital line (the "Working Capital Facility") with Bank of Montreal (the "Working Capital Lender") which expires August 31, 1999. As security for its obligation to repay advances made under the Working Capital Facility, MCV has granted to the Working Capital Lender a first priority security interest in certain receivables earned by MCV through the sale of electricity, electric generating capacity, natural gas, or steam to third parties, including Dow, Consumers and DCC (the "Earned Receivables") and in MCV's natural gas inventory (the "Natural Gas Inventory"). Payments due under the Working Capital Facility are direct obligations of MCV and will in general have a priority in payment over payments under the Leases (and thus on the Notes, as defined in this Section I, "Overall Lease Transaction -- The Lease Funding," and the Bonds).

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

   Pursuant to the Intercreditor Agreement, a reserve account has been created for the benefit of the holders of the Notes, which had been initially funded with $90 million in cash (the "Reserve Account"). The Intercreditor Agreement further sets forth circumstances under which amounts in the Reserve Account will be adjusted to equal the greater (for so long as the Senior Bonds are outstanding) or the lesser (after the Senior Bonds have been paid in full) of $137 million or the debt portion of basic rent under the Leases payable on the next succeeding basic rent payment date, and limited circumstances under which no more than $10 million contained therein may be withdrawn therefrom to provide working capital. As of December 31, 1997, MCV had funds of $138.2 million in the Reserve Account. Excess funds in the Reserve Account are periodically transferred to MCV.

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

Item 3. LEGAL PROCEEDINGS

In 1997, MCV filed a property tax appeal contesting the assessed value of MCV's property for 1997 taxes, which is pending before the Michigan Tax Tribunal. MCV may also file such an appeal for 1998 taxes. MCV Management cannot predict the outcome of these proceedings.

Other than as discussed in Part I, Item 1, Section G, "Regulation" there are no other pending legal proceedings to which MCV is a party and to which any of its property is subject, that are material in relation to the consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data of MCV. The selected operating and financial position data as of December 31, 1997, 1996, 1995, 1994 and 1993 and for each of the five years ended December 31, 1997 have been derived from audited financial statements. This information should be read in conjunction with Part II, Item 7, "MD&A" and the financial statements and notes thereto included elsewhere herein.


                                                  Years Ended December 31,
                                   ------------------------------------------------------
                                      1997       1996       1995      1994       1993
                                   ---------  ---------  ---------  ---------  ----------
                                                   (Dollars in Thousands)
STATEMENT OF OPERATIONS DATA:
   Operating Revenues             $ 651,581  $ 645,168  $ 617,818  $ 578,741  $ 548,483
   Operating Income                 216,499    227,883    232,347    200,593    186,150
   Cumulative Effect on Prior
     Years (to December 31,
     1996) of Change in Method of
     Accounting for Property
     Taxes (1)                       15,533         --         --         --         --
   Net Income (Loss)                 77,737     65,524     60,936     17,689     (2,637)

BALANCE SHEET DATA: (2)
   Total Assets                   2,351,271  2,363,945  2,360,530  2,372,106  2,399,942
   Capitalization
     Partners' Equity               277,221    199,484    133,960     73,024     55,335
     Long-Term Debt, Excluding
       Current Maturities         1,788,291  1,929,241  2,007,815  2,080,005  2,145,886

(1) Effective January 1, 1997, MCV changed its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment for services and those services provided by the taxing authorities. Prior to January 1, 1997, the Partnership expensed property taxes monthly during the year
    following the assessment date (December 31).  Also see Part II,     Item 7,
    MD&A "Cumulative Effect of Accounting Change" and Notes to Consolidated Financial Statements, Note 3, "Change in Method of Accounting for Property Taxes."
(2) Balance sheet data consists of the balances at December 31.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

Results of Operations

Overview

For the year ended December 31, 1997, MCV recorded net income of $77.7 million as compared to 1996 net income of $65.5 million. The increase in 1997 earnings is primarily the result of the 1997 change in method of accounting for property taxes (the cumulative effect on prior years of this change increased earnings for the year 1997 by approximately $15.5 million while the current year effect increased 1997 earnings by approximately $.6 million). Contributing to the higher earnings is higher available PPA capacity and lower interest expense on MCV's financing obligation, partially offset by the recognition of the Great Lakes gas transportation refund in 1996.

For the year ended December 31, 1996, MCV's recorded net income was $4.6 million higher than the 1995 net income of $60.9 million. The increase in 1996 earnings was primarily the result of the Great Lakes gas transportation refund and lower interest expense. This increase was partially offset by higher natural gas prices, lower capacity payments under the PPA due to the 1996 first quarter equipment problems and higher depreciation expense.

Operating Revenues

The following represents significant operating revenue statistics for the years ended December 31 (dollars in thousands except average rates):


                                                           1997           1996           1995
                                                       -------------  -------------  -------------
Operating Revenues                                      $  651,581     $  645,168      $ 617,818
Capacity Revenue                                        $  405,488     $  396,244      $ 401,935
  PPA Contract Capacity (MW)                                 1,240          1,240          1,240
  PPA Availability                                            98.9%          96.4%          98.1%

Electric Revenue                                        $  218,219     $  220,803      $ 188,739
  PPA Delivery as a Percentage of Contract Capacity           91.2%          89.4%          75.2%
  PPA and SEPA Electric Deliveries (MWh)                10,455,717     10,286,934      8,693,500
  Average PPA Variable Energy Rate ($ / MWh)            $    16.87     $    17.00      $   17.20
  Average PPA Fixed Energy Rate ($ / MWh)               $     3.94     $     4.10      $    3.90

Steam Revenue                                           $   12,604     $   12,851      $  11,874
  Steam Deliveries (Mlbs)                                5,717,720      5,215,537      4,680,080

Other Revenue                                           $   15,270     $   15,270      $  15,270

For the year ended December 31, 1997, MCV's operating revenues increased $6.4 million over 1996 due primarily to higher capacity revenue generated under the PPA. The capacity revenue increase of $9.2 million is the result of higher capacity payments under the PPA due to fewer 1997 scheduled and unscheduled maintenance outages. In the first quarter of 1996, MCV experienced severe cracking in the hot gas casings of several of the gas turbine generators ("GTG's") which reduced the capacity payments under the PPA during that period. Also contributing to the increase in operating revenues are increases in the Consumers electric dispatch and DCC steam deliveries. The increase in operating revenues was partially offset by lower Dow electric and steam revenues due to the credit given to Dow for the tolling of gas.

For the year ended December 31, 1996, MCV's operating revenues increased $27.4 million over 1995 due primarily to higher electric revenue generated under the PPA, which was partially offset by lower capacity revenue under the PPA. The increase in electric revenue of $32.1 million was primarily the result of Consumers' decision to increase MCV's electric dispatch in 1996 consistent with the terms of the 325 MW Settlement Order. The capacity revenue reduction of $5.7 million was the result of lower capacity payments under the PPA due primarily to additional scheduled and unscheduled maintenance outages on the gas turbines during the first quarter of 1996.

Operating Expenses

For the year ended December 31, 1997, MCV's operating expenses were $435.1 million, which includes $266.4 million of fuel costs. During this period MCV purchased approximately 96.1 bcf of natural gas, of which 3.5 bcf was used either for transportation fuel or a net change to gas in storage. During this same period MCV consumed 95.0 bcf of natural gas at the plant to produce energy, of which 2.4 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the year 1997 was $2.42/MMBtu. For the year ended December 31, 1996, MCV's operating expenses were $417.3 million, which includes $250.5 million of fuel costs. The fuel costs for the year 1996 include the Great Lakes gas transportation refund of approximately $17.6 million (excluding interest). Excluding the Great Lakes refund fuel costs were $268.1 million for the year 1996. During this period MCV purchased approximately 96.8 bcf of natural gas, of which 3.6 bcf was used either for transportation fuel or as a net change to gas in storage. During this same period MCV consumed 93.2 bcf of natural gas at the plant to produce energy.
The average commodity cost of fuel for the year 1996 was $2.37/MMBtu. The decrease in fuel costs for the year 1997 of $1.7 million (excluding the Great Lakes refund) compared to 1996 is due to a decrease in fuel usage resulting from Dow's providing gas to generate part of its take of steam and electricity, partially offset by higher gas prices primarily due to the escalation of prices in MCV's long-term contracts.

In 1997, operating expenses other than fuel costs increased $1.9 million over 1996 due primarily to higher legal fees and higher operating costs due to the increased energy dispatch and higher maintenance material and service costs. This increase was partially offset by the 1996 establishment of a provision for the insurance claims on two gas turbine failures in January 1996. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

In 1996, MCV's operating expenses increased $31.8 million over 1995, which includes a $20.9 million increase in fuel costs. The 1996 fuel costs includes the recognition of the Great Lakes gas transportation refund of approximately $17.6 million (excluding interest). Excluding the Great Lakes refund, fuel costs increased $38.5 million over 1995 due primarily to a 13.6 bcf increase in fuel usage resulting from the higher Consumers dispatch level and to a $.13 per MMBtu increase in the fuel rate due to an increase in purchases of more expensive long-term gas over short-term purchases due to a substantial rise in short-term market prices over 1995. This increase was partially offset by lower Great Lakes demand charges as a result of implementing rolled-in rates beginning October 1, 1995.

In 1996, operating expenses other than fuel costs increased $10.9 million over 1995 due primarily to higher depreciation expense, resulting from the amortization of increased payments under the amended Service Agreement for hot gas path parts and a provision for the insurance claims on the two gas turbine failures in January 1996. This increase was partially offset by lower property taxes and lower legal fees. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income for the year ended December 31, 1997 compared to the year 1996 is due to maintaining a higher average cash investment balance and to higher interest rates. This increase was partially offset by the 1996 receipt of approximately $1.4 million of interest income on the Great Lakes gas transportation refund. The increase in interest and other income for the year ended December 31, 1996 compared to the year 1995 is due to interest received of approximately $1.4 million on the Great Lakes gas transportation refund and to maintaining a higher average cash investment balance. The decrease in interest expense for the year ended December 31, 1997 compared to the year 1996 and in 1996 compared to 1995 is due to a lower principal balance on MCV's financing obligation.

Cumulative Effect of Accounting Change

Effective January 1, 1997, MCV changed its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment for services and those services provided by the taxing authorities. Prior to January 1, 1997, the Partnership expensed property taxes monthly during the year following the assessment date (December 31). The cumulative effect on prior years of this change increased earnings for the year 1997 by approximately $15.5 million while the current year effect increased 1997 earnings by approximately $.6 million.

Liquidity and Financial Resources

During the years ended December 31, 1997 and 1996, net cash generated by MCV's operations was $121.1 million and $167.9 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. No distributions to the Partners for federal tax obligations were made in the last three years; instead, funds totaling $13.2 million, $18.1 million and $5.8 million were retained by MCV as working capital in 1997, 1996 and 1995, respectively, since the Reserve Account was funded to the maximum amount of $137 million in 1994, per the Intercreditor Agreement. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in

January and July for the next seventeen years. During 1997, 1996 and 1995, MCV paid the basic rent requirements of $254.6 million, $254.7 million and $254.4 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At December 31, 1997, the borrowing base was $49.2 million. The Working Capital Facility term currently extends to August 31, 1999. MCV did not utilize the Working Capital Facility during 1997, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of December 31, 1997, there was $279.9 million (which includes $67.1 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include the final outcome of the MPSC Restructuring Orders and challenges thereto, governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of MCV is also influenced by economic factors, weather conditions, pricing and transportation of commodities and inflation, among other important factors. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation,

Consumers' performance of its obligations under the PPA, capacity payments made by Consumers and maintenance of the Facility's QF status.

Operating Outlook. Approximately 65% of PPA revenues are capacity payments which are based on the Facility's availability. PPA availability was 98.9% in 1997, 96.4% in 1996 and 98.1% in 1995. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to exceed 90%.

On March 13, 1998, MCV received notice from Consumers that it would begin economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources, instead of at the higher dispatch levels experienced over the past several years. MCV consequently expects both electric operating revenues and operating costs to decline. However, MCV Management does not expect this change to have a material impact on MCV's financial position.

GTG Equipment Problems. Over the past seven years and most recently in January 1996, several of the gas turbine generators "GTGs" have experienced severe cracking in the hot gas casings, which in some cases has caused extensive damage to the turbine blades and vanes. After each such incident, MCV and ABB Power have identified and modified each of the GTGs to eliminate the problems and have implemented a program of hot gas path inspections for all GTGs, which are currently being performed every 2,000 hours. MCV and ABB Power continue to address reliability issues to alleviate future outages, and MCV believes that with the modifications that have been made to date there should be no significant future impacts on plant availability or efficiency, although no assurance can be given that additional equipment problems will not occur.

The cost of casing replacements and modifications is covered by ABB Power (with the exception of insurable events) pursuant to the amended Service Agreement, under which ABB Power is providing hot gas path parts for MCV's twelve gas turbines through the sixth series of major GTG inspections which are expected to be completed by year end 2008.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through December 1997, the energy charge (fixed and variable) paid to MCV has declined by .23 cents per kWh, while the average variable cost of delivered fuel for the period 1990 - 1997, has risen by $0.21 per MMBtu.

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

Energy Payments Under the PPA

PPA - "Regulatory Out" Provision. Under the "regulatory out" provision of the PPA Consumers may, under certain conditions, be relieved of paying capacity and/or energy charges to MCV to the extent the MPSC does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity payments to MCV below an average rate of 3.77 cents per kWh for available contract capacity as a result of a regulatory disallowance.

   PPA - Jurisdictional Disallowance. On February 23, 1995, the Michigan Public Service Commission ("MPSC") in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding, "1993 Reconciliation Case" conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction) (the "Jurisdictional Issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the Jurisdictional Issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue has become final. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $45,000 per month in 1997). MCV agreed to the release to Consumers of the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the energy charge to be paid to MCV, which will be adjusted with any refund of the $1.9 million (discussed above), as a result of the finality of the Jurisdictional Issue. MCV has not recognized any of these amounts related to this Jurisdictional Issue as operating revenues.

   PPA - Fixed Energy Payments for Deliveries Above the Caps. The MPSC ruled in the 1993, 1994 and 1995 Reconciliation and Plan Cases that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap ("the off-peak cap issue") of 732 MW in 1993 and 750.3 MW in 1994 and 1995. MCV and Consumers appealed the MPSC orders for both the years 1993 and 1994 to the Michigan Court of Appeals, and in the 1993 Reconciliation and 1994 Plan Cases the Michigan Court of Appeals affirmed the MPSC's decisions. MCV believes these rulings are erroneous and petitioned the Michigan Supreme Court to review the off-peak cap issue in the 1993 Reconciliation and 1994 Plan Cases. On January 30, 1998, the Michigan Supreme Court denied MCV's petition for review of the 1993 Reconciliation Case, thus, this case is now final. Other PSCR Plan and/or Reconciliation Cases for the years 1995 through 1997 are pending before the MPSC at this time which involve this same issue. Consumers escrowed approximately $2.8 million for 1996 and $1.0 million for 1994 and 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of these proceedings.

   PPA - Additional 325 MW. In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue which the MPSC deferred to the 1996 PSCR Plan proceeding. In the 1996 PSCR Plan proceeding, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $2.8 million for energy delivered above the off-peak cap during 1997, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. Various parties have appealed the MPSC's 325 MW Settlement Order to the Michigan Court of Appeals. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding or the 1996 PSCR Plan proceeding.

   PPA - Other Issues. Recently, Consumers informed MCV of several other potential issues it may pursue, pursuant to the "regulatory out" provision of the PPA. These issues relate to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it does not believe that MCV can use the approximately 15 MW of generating capacity attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity under the PPA. MCV is still studying these issues and cannot accurately determine the financial impact of these issues and what specific action will be taken. MCV Management believes, based upon limited information, that these potential issues will not have a material impact upon MCV's financial position, if recognized.

Michigan Electric Industry Restructuring Proceedings. On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. After public hearings and contested case hearings the MPSC issued its initial order on June 5, 1997, intermediate orders in related dockets on October 29, 1997, its final order on January 14, 1998, and a clarification order on February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they generally provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The MPSC ordered a phased-in program (from 1998 through 2001) for this competitive regime known as "direct access" whereby all customers (industrial, commercial and residential) would be eligible to select the power supplier of their choice. The MPSC also addressed many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. As noted above (Part I, Item 1, Section D, "Major Issues Facing MCV - Electric Industry Restructuring"), the two issues involved in this restructuring which could impact MCV the most are contract sanctity and stranded cost recovery. On the issue of contract sanctity, the Restructuring Orders indicate that it was not the intent of the MPSC to take any action that would affect the contractual rights of QFs, including MCV. On the issue of stranded cost recovery, the Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs including capacity charges previously approved by the MPSC in power contracts incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) may be limited to the period 1998 through 2007 (MCV's PPA expires in 2025). The Restructuring Orders do not specifically address the issue of stranded cost recovery after 2007. In addition, the Restructuring Orders permit Consumers to elect to freeze its PSCR factor through which charges under the PPA are recovered from retail customers. The MPSC has also suspended the annual PSCR (Plan and Reconciliation Case) process indefinitely, at Consumers' request.
MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA. MCV, as well as others, has filed an appeal of the MPSC Restructuring Orders in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. MCV's complaint seeks, among other things, a declaration that the Restructuring Orders are preempted by PURPA to the extent that they fail to provide for assured retail rate recovery of payments made by Consumers to MCV pursuant to PURPA and an injunction barring enforcement of the Restructuring Orders to the extent they are preempted by PURPA. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales in interstate commerce and is moving towards "market" based pricing of electricity in some circumstances as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. Appeals of Order No. 888 are pending before the United States Court of Appeals for the Second Circuit. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales.
MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

Maintaining QF Status. In the case of a topping-cycle generating plant such as the Facility, to maintain QF Status the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. The tests are applied on a calendar year basis. The Facility has achieved the applicable Efficiency Percentage of 42.5% in each year since commercial operation, and in the years 1995 through 1997 the Facility achieved an Efficiency Percentage in excess of 45%.

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances. Such termination would likely lead to a loss of QF status for the Facility. The amounts of steam that Dow is obligated to take under the SEPA are expected to be sufficient to allow the Facility to maintain a Thermal Percentage of 5% (which would require the Facility to achieve the 45% PURPA Efficiency Percentage) but will not be sufficient to allow the Facility to maintain a Thermal Percentage of 15% (which would allow a reduction of the required PURPA efficiency standard to 42.5%). As a result of Consumers' decision, in 1996, to increase MCV's electric dispatch consistent with the terms of the 325 MW Settlement Order, energy deliveries under the PPA have exceeded 90% of Contract Capacity. Due to this increase in dispatch, Dow and DCC steam purchases must average approximately 600,000 lbs/hour for the Facility to achieve a 15% Thermal Percentage. Higher levels of electric energy deliveries will require higher levels of steam purchases in order to achieve a 15% Thermal Percentage. Dow and DCC steam purchases for 1997 averaged 652,708 lbs/hr. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage even if electricity deliveries under the PPA exceed 90% of Contract Capacity.

MCV believes that, given projected levels of steam and electricity sales, and through diligent management of the issue, the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1997, MCV achieved an Efficiency Percentage of 45.7% and a Thermal Percentage of 16.0%.

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

Year 2000 Computer Issues. MCV utilizes certain software and related technologies throughout the Facility which will be affected by the year 2000 date change. Modifications to computer software systems to process year 2000 date transactions and receipt of vendor confirmations that their software is year 2000 compliant began in 1997. MCV expects that all new software installations or other modifications to its computer systems will be completed by 2000. Anticipated spending for modifications will be expensed as incurred, while the costs for new software will be capitalized and amortized over the software's useful life. At this time, MCV does not expect that the cost of these modifications or software will have a material effect on its financial position, liquidity or results of operations.

See Part II, Item 8, "Financial Statements and Supplementary Data -- Notes 1 through 8 to the Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

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



Management Committee

William T. McCormick, Jr.    (53)   Management Committee Chairman

David A. Arledge             (53)   Management Committee Member

Peter Giller                 (55)   Management Committee Member

Joseph L. Roberts, Jr.       (43)   Management Committee Member


Executive Officers

James M. Kevra               (49)   President and Chief Executive Officer

Bruce C. Grant               (51)   Vice President of Human Resources,
                                    Communications and Public Affairs

James A. Mooney              (58)   Vice President of Engineering, Operations and
                                    Construction

Gary B. Pasek                (42)   Vice President, General Counsel and Secretary

James M. Rajewski            (50)   Vice President and Controller

Stephen A. Shulman           (41)   Vice President of Finance and Treasurer

LeRoy W. Smith               (56)   Vice President of Gas Supply

William T. McCormick, Jr. has served as Chairman of the Management Committee of MCV since its creation in January, 1987. Mr. McCormick has served as Chairman of the Board, Chief Executive Officer and Director of CMS Energy (diversified energy holding company) since it was incorporated in February 1987 and as Chairman of Consumers since November 1985.

David A. Arledge has served as a member of the Management Committee since July 1988. Mr. Arledge is Chairman, President and Chief Executive Officer of The Coastal Corporation, a diversified energy holding company. Prior to becoming Chief Executive Officer in October 1995, Mr. Arledge was Chief Operating Officer of The Coastal Corporation from March, 1994. He is also a Director of Coastal and of Coastal Midland, Inc., a subsidiary of Coastal and has held these positions since February 1988 and April 1989, respectively. He has held various executive positions in Coastal and numerous subsidiaries of Coastal for at least the last five years.

Peter Giller has served as a member of the Management Committee since June 1990. Mr. Giller is also serving as President of ABB Energy Ventures Inc. (engaged in power plant development) and has held this position since May 1989.

Joseph L. Roberts, Jr. has served as a member of the Management Committee since May 1997. Since August 1997, Mr. Roberts has been President of MCNIC Pipeline & Processing Company and a member of the Board of Directors of MCN Investment Corporation, both subsidiaries of MCN Energy Group Inc. He is also Vice President of MCNIC Power Company, a position he has held since 1993. From 1993 through 1997 Mr. Roberts was Vice President of MCNIC Pipeline & Processing Company. Prior to 1993, Mr. Roberts was employed by Michigan Consolidated Gas Company, where he held various technical and management positions, including Director of Industrial Marketing.

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

Bruce C. Grant has served as Vice President of Human Resources, Communications and Public Affairs of MCV since February 1998. From May 1988 to February 1998 he served as the Director of Human Resources and Communications.

James A. Mooney has served as Vice President of Engineering, Operations and Construction of MCV since October 1987.

Gary B. Pasek has served as General Counsel and Secretary of MCV since May 1995 and was elected Vice President in February 1998. From 1991 until joining MCV, Mr. Pasek was Assistant General Counsel and Assistant Secretary of the Illinois Power Company ("IP") (an investor owned electric and gas utility) as well as General Counsel and Secretary of Illinova Generating Company ("IGC") (an independent power generation company); both IP and IGC are affiliates of Illinova Corporation. Prior to his employment at IP Mr. Pasek was in the private practice of law since 1980.

James M. Rajewski has served as Vice President and Controller of MCV since January 1988.

Stephen A. Shulman has served as Vice President of Finance and Treasurer since February 1994. From February 1990 to February 1994 he served as Treasurer and Manager of Financial Analysis.

LeRoy W. Smith has served as Vice President of Gas Supply of MCV since July
1988.

Item 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth certain compensation data with respect to the chief executive officer and four other most highly compensated executive officers of MCV for each of the three years ended December 31, 1997, 1996 and 1995.

                           Summary Compensation Table

                                              Annual Compensation
           Name                  ---------------------------------------------
           and                                                Other Annual         All Other
   Principal Position      Year  Salary ($)  Bonus ($)(a)  Compensation ($)(b)  Compensation($)
-------------------------  ----  ----------  ------------  -------------------  ---------------
James M. Kevra             1997   221,750      127,302             --               45,942(c)
President and              1996   200,535      112,300             --               40,270
Chief Executive Officer    1995   100,267       55,000            4,650             22,770
(commencing 7/1/95)

James A. Mooney            1997   169,139       63,639             --               37,126(d)
Vice President of          1996   163,247       57,991             --               35,637
Engineering, Operations    1995   158,989       71,100             --               35,617
and Construction

LeRoy W. Smith             1997   145,505       59,813             --               24,306(e)
Vice President of          1996   140,425       57,525             --               23,551
Gas Supply                 1995   138,016       65,570             --               23,234

Gary B. Pasek              1997   142,380       51,195             --               21,329(f)
General Counsel &          1996   134,403       49,347             --               20,135
Secretary                  1995    82,595       29,792           17,075             12,000
(commencing 5/15/95)

Stephen A. Shulman         1997   129,932       46,303             --               19,465(g)
Vice President of Finance  1996   122,382       42,439             --               18,335
and Treasurer              1995   118,109       47,016             --               11,802

----------------
(a)  Represents bonuses accrued under the Senior Management Incentive Plan.

(b) Represents relocation costs (including tax reimbursements) paid either to or on behalf of Mr. Kevra and Mr. Pasek in connection with their moves to MCV.

(c) Includes company contributions of $8,000 to the 401(k) Savings Plan, $12,500 to the Defined Contribution Retirement Plan, $12,769 to the Supplement Retirement Plan and $12,673 to the Excess Benefit Plan.

(d) Includes company contributions of $8,000 to the 401(k) Savings Plan, $12,500 to the Defined Contribution Retirement Plan, $11,914 to the Supplemental Retirement Plan and $4,712 to the Excess Benefit Plan.

(e) Includes company contributions of $7,154 to the 401(k) Savings Plan, $13,346 to the Defined Contribution Retirement Plan, $2,608 to the Supplemental Retirement Plan and $1,198to the Excess Benefit Plan.

(f) Includes company contributions of $6,834 to the 401(k) Savings Plan, $13,666 to the Defined Contribution Retirement Plan and $829 to the Supplemental Retirement Plan.

(g) Includes company contributions of $6,488 to the 401(k) Savings Plan and $12,977 to the Defined Contribution Retirement Plan.

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

Mr. Arledge is a member of the Compensation Committee of MCV as well as Chairman, President and Chief Executive Officer and a Director of Coastal and a Director of Coastal Midland, Inc. Coastal Midland, Inc. and affiliates of Coastal have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1997, Coastal affiliates engaged in transactions with MCV which included the sale of natural gas, sale of natural gas transportation and various natural gas marketing services that amounted in aggregate to approximately $38.6 million. A similar level of transactions is expected to occur in 1998. In addition, in 1997 Coastal made a cash withdrawal from the Partnership in the amount of $7.3 million (including accrued interest) in exchange for a letter of credit, pursuant to the Participation Agreement.

Mr. Giller is a member of the Compensation Committee of MCV as well as President of ABB Energy Ventures Inc. Affiliates of ABB Energy Ventures have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1997, ABB affiliates engaged in transactions with MCV which included the inspections and repairs of the GTGs and the sale of spare parts for the GTGs that aggregated to approximately $29.9 million. A higher level of transactions is expected to occur in 1998 due to the additional expenditure of approximately $21.1 million for the GTG 11NM upgrade packages to be installed in 1998. In addition, in 1996 ABB made a cash withdrawal from the Partnership in the amount of $4.3 million (including accrued interest) in exchange for a letter of credit pursuant to the Participation Agreement, which was repaid to MCV in 1997.

Mr. McCormick is Chairman of the Compensation Committee of MCV as well as Chairman of the Board and Director of CMS Energy and Consumers. CMS Energy and its affiliates have the following direct and indirect interests in MCV and the
Facility: CMS Midland Holdings Company has a partnership interest in MCV, representing indirectly a 35% equity interest in the Facility; CMS Midland has a 49% general partnership interest in MCV; and Consumers has contractual obligations under the PPA to purchase electric capacity and related energy from MCV, has contractual obligations under various backup agreements among MCV, Consumers and Dow to assure a continuous supply of steam and electricity to Dow in the event the SEPA is terminated, has contractual obligations to enter into transmission service agreements with other utilities for MCV's benefit, and has leased undivided interests in the Site to the Owner Trustees (as MCV's assignees) pursuant to the Ground Lease. In 1997, Consumers purchased electric capacity and related energy from the Facility that aggregated approximately $608.6 million. In addition, CMS Energy affiliates have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1997, CMS Energy affiliates engaged in transactions with MCV which included the sale of natural gas, the sale of natural gas transportation, the sale of natural gas storage and the purchase of natural gas that amounted in aggregate to approximately $30.0 million. A similar level of transactions is expected to occur in 1998.

Mr. Roberts is a member of the Compensation Committee of MCV, as well as President of MCNIC Pipeline & Processing Company, a member of the Board of Directors of MCN Investment Corporation and Vice President of MCNIC Power Company. Affiliates of MCN Energy Group Inc. have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1997, MCN Energy Group Inc. affiliates engaged in transactions with MCV which included the sale of natural gas and the purchase of natural gas that amounted in aggregate to approximately $10.8 million. A similar level of transactions is expected to occur in 1998. In addition, in 1997 MCN Energy Group Inc. made a cash withdrawal from the Partnership in the amount of $11.9 million (including accrued interest) in exchange for a letter of credit, pursuant to the Partnership Agreement.

For further detailed discussions of MCV's contracts and leases with Partners, see Part I, Item 1, Section E, "Contracts", Item 2, "Properties" and Part II,
Item 8, "Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is given with respect to the Partners of MCV, its Management Committee members and all Management Committee members and officers as a group.

Security Ownership of Certain Beneficial Owners

                                                                               Amount and Nature of Beneficial Ownership(a)
                                                                              ----------------------------------------------

                                                                              Approximate Percent        Approximate Percent
Title of Class                    Name and Address of Beneficial Owner        of Voting Rights of       Partnership Interest
--------------                    ------------------------------------        -------------------       --------------------
General Partnership Interest      CMS Midland, Inc.                                   49.0%                       49.0%
                                  212 West Michigan Avenue
                                  Jackson, MI  49201

General Partnership Interest      Source Midland Limited Partnership (b)              24.2%                       18.1%
                                  500 Griswold Street
                                  Detroit, MI 48226

General Partnership Interest      Coastal Midland, Inc.                               14.6%                       10.9%
                                  Coastal Tower
                                  Nine Greenway Plaza
                                  Houston, TX 77046

General Partnership Interest      MEI Limited Partnership                             12.2%                        9.1%
                                  c/o ABB Energy Ventures Inc.
                                  202 Carnegie Center, Suite 100
                                  Princeton, NJ 08540

Limited Partnership Interest      The Dow Chemical Company                              --                         7.5%
                                  2030 Dow Center
                                  Midland, MI 48674

Limited Partnership Interest      Micogen Limited Partnership                           --                         4.5%
                                  Fluor Daniel Corporation
                                  3333 Michelson Drive
                                  Irvine, CA 92730

Limited Partnership Interest      C-E Midland Energy, Inc.                              --                         0.9%
                                  c/o ABB Energy Ventures Inc.
                                  202 Carnegie Center, Suite 100
                                  Princeton, NJ 08540

Limited Partnership Interest      Alanna Corporation                                    --                     0.00001%
                                  c/o MCV Limited Partnership
                                  100 Progress Place
                                  Midland, MI 48640

                                                                                     ------                    --------

                                                                                     100.0%                      100.0%

--------------------

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

(b) On May 16, 1997, MCNIC Power Company, a subsidiary of MCN Energy Group Inc., acquired all of the partnership interests in Source Midland Limited Partnership from PanEnergy Corp., the previous parent company.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Part III, Item 11, "Executive Compensation -- Compensation Committee Interlocks and Insider Partnerships."

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Financial statements.


        The following consolidated financial statements are as of December 31, 1997 and 1996 or for each of the three years ended December 31, 1997, 1996 and 1995.
                                                                           Page
                                                                           ----
        Index to Consolidated Financial Statements and
           Supplemental Schedules                                           F-1
        Report of Independent Public Accountants                            F-2
        Consolidated Balance Sheets                                         F-3
        Consolidated Statements of Operations                               F-4
        Consolidated Statements of Partners' Equity                         F-5
        Consolidated Statements of Cash Flows                               F-6
        Notes to Consolidated Financial Statements                          F-7


     2. All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

    3. The Exhibits that are filed or incorporated by reference as part of this report are listed in the Exhibit Index filed herewith.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of 1997.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                Page Reference
                                                                                              in Annual Report on
                                                                                                   Form 10-K
                                                                                              -------------------
Report of Independent Public Accountants                                                              F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                                          F-3

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995            F-4

Consolidated Statements of Partners' Equity for the Years Ended December 31, 1997, 1996 and 1995      F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995            F-6

Notes to Consolidated Financial Statements                                                            F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners and the Management Committee of the Midland Cogeneration Venture Limited Partnership:


We have audited the accompanying consolidated balance sheets of the MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP (a Michigan limited partnership) and subsidiaries (MCV) as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of MCV's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Midland Cogeneration Venture Limited Partnership and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, effective January 1, 1997, MCV changed its method of accounting for property taxes.


                                                             Arthur Andersen LLP


Detroit, Michigan,
January 30, 1998.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
                                 (In Thousands)

ASSETS                                                                    1997         1996
------                                                                 -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                   $   222,365  $   209,959
  Restricted cash and cash equivalents (Notes 2 and 4)                      12,161       14,041
  Accounts and notes receivable (Notes 6 and 10)                            93,674       73,811
  Gas inventory (Notes 2 and 6)                                             12,910       13,539
  Unamortized property taxes (Note 3)                                       16,097           --
  Prepaid expenses and other                                                 4,578        4,078
                                                                       -----------  -----------
    Total current assets                                                   361,785      315,428
                                                                       -----------  -----------
PROPERTY, PLANT AND EQUIPMENT (Notes 2 and 6):
  Property, plant and equipment                                          2,439,651    2,403,640
  Pipeline                                                                  21,222       21,222
                                                                       -----------  -----------
    Total property, plant and equipment                                  2,460,873    2,424,862
  Accumulated depreciation                                                (640,170)    (535,590)
                                                                       -----------  -----------
    Net property, plant and equipment                                    1,820,703    1,889,272
                                                                       -----------  -----------
OTHER ASSETS:
  Restricted investment securities held-to-maturity (Notes 2 and 4)        138,898           --
  Restricted non-current cash and cash equivalents                              --      143,049
  Deferred financing costs, net of accumulated amortization of
    $9,358 and $8,231, respectively (Notes 2 and 6)                          9,219       10,346
  Prepaid gas costs, materials and supplies (Note 2)                        20,666        5,850
                                                                       -----------  -----------
    Total other assets                                                     168,783      159,245
                                                                       -----------  -----------
TOTAL ASSETS                                                           $ 2,351,271  $ 2,363,945
                                                                       ===========  ===========
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities (Notes 5 and 10)            $    58,942  $    67,539
  Interest payable (Note 6)                                                 85,183       88,652
  Current portion of long-term debt (Note 6)                               140,950       78,574
                                                                       -----------  -----------
    Total current liabilities                                              285,075      234,765
                                                                       -----------  -----------
NON-CURRENT LIABILITIES:
  Long-term debt (Note 6)                                                1,788,291    1,929,241
  Other                                                                        684          455
                                                                       -----------  -----------
    Total non-current liabilities                                        1,788,975    1,929,696
                                                                       -----------  -----------
COMMITMENTS AND CONTINGENCIES (Notes 1, 6, 7 and 8)
TOTAL LIABILITIES                                                        2,074,050    2,164,461
                                                                       -----------  -----------
PARTNERS' EQUITY (Note 10)                                                 277,221      199,484
                                                                       -----------  -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                 $ 2,351,271  $ 2,363,945
                                                                       ===========  ===========

        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)



                                                   1997        1996        1995
                                                ----------  ----------  ----------
OPERATING REVENUES (Notes 2, 7, 8 and 10):
  Capacity                                      $ 405,488   $ 396,244   $  401,935
  Electric                                        218,219     220,803      188,739
  Steam and other                                  27,874      28,121       27,144
                                                ---------   ---------   ----------
    Total operating revenues                      651,581     645,168      617,818
                                                ---------   ---------   ----------
OPERATING EXPENSES:
  Fuel costs                                      266,417     250,511      229,637
  Depreciation                                    104,755     104,189       93,683
  Operations                                       16,080      15,585       13,796
  Maintenance                                      13,403      13,885       12,145
  Property and single business taxes               26,044      25,947       27,565
  Administrative, selling and general               8,383       7,168        8,645
                                                ---------   ---------   ----------
    Total operating expenses                      435,082     417,285      385,471
                                                ---------   ---------   ----------
OPERATING INCOME                                  216,499     227,883      232,347
                                                ---------   ---------   ----------
OTHER INCOME (EXPENSE):
  Interest and other income                        19,645      18,420       15,637
  Interest expense                               (173,940)   (180,779)   (187,048)
                                                ---------   ---------   ----------
    Total other income (expense), net            (154,295)   (162,359)   (171,411)
                                                ---------   ---------   ----------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                62,204      65,524       60,936
Cumulative effect on prior years (to
  December 31, 1996) of change in method of
  accounting for property taxes (Note 3)           15,533          --           --
                                                ---------   ---------   ----------
NET INCOME                                      $  77,737   $  65,524   $   60,936
                                                =========   =========   ==========

        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)



                             General     Limited
                             Partners    Partners     Total
                            ----------  ----------  ----------
BALANCE, DECEMBER 31, 1994  $   52,212  $   20,812  $   73,024
Net income                      53,052       7,884      60,936
                            ----------  ----------  ----------
BALANCE, DECEMBER 31, 1995     105,264      28,696     133,960
Net income                      57,048       8,476      65,524
                            ----------  ----------  ----------
BALANCE, DECEMBER 31, 1996     162,312      37,172     199,484
Net income                      67,680      10,057      77,737
                            ----------  ----------  ----------
BALANCE, DECEMBER 31, 1997  $  229,992  $   47,229  $  277,221
                            ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)


                                                                              1997        1996        1995
                                                                           ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   77,737  $   65,524  $   60,936
  Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                               105,882     105,361      94,896
  Cumulative effect of change in accounting principle                         (15,533)         --          --
  Increase in accounts and notes receivable                                   (19,863)     (9,790)     (6,432)
  (Increase) decrease in gas inventory                                            629         857        (29)
  Increase in unamortized property taxes                                         (564)         --          --
  Increase in prepaid expenses                                                   (500)     (3,025)       (385)
  Increase in prepaid gas costs, materials and supplies                       (14,816)     (1,110)     (1,584)
  Increase (decrease) in accounts payable, accrued and other liabilities       (8,597)      13,149     (3,468)
  Decrease in interest payable                                                 (3,469)     (3,188)     (2,908)
  Increase (decrease) in other non-current liabilities                            229         120       (255)
                                                                           ----------  ----------  ----------
    Net cash provided by operating activities                                 121,135     167,898     140,771
                                                                           ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant modifications and purchases of plant and equipment                    (36,186)    (45,919)    (29,133)
                                                                           ----------  ----------  ----------
    Net cash used in investing activities                                     (36,186)    (45,919)    (29,133)
                                                                           ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of financing obligation                                           (78,574)    (72,190)    (65,881)
  Purchase of restricted investment securities held-to-maturity              (138,898)         --          --
  (Increase) decrease in restricted non-current cash and cash equivalents     143,049      (3,197)     (1,329)
                                                                           ----------  ----------  ----------
    Net cash used in financing activities                                     (74,423)    (75,387)    (67,210)
                                                                           ----------  ----------  ----------

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT           10,526      46,592      44,428

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING OF
  PERIOD                                                                      224,000     177,408     132,980
                                                                           ----------  ----------  ----------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF PERIOD     $  234,526  $  224,000  $  177,408
                                                                           ==========  ==========  ==========

The  accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) THE PARTNERSHIP AND ASSOCIATED RISKS

    Midland Cogeneration Venture Limited Partnership ("MCV") was organized to construct, own and operate a combined-cycle, gas-fired cogeneration facility (the "Facility") located in Midland, Michigan. MCV was formed on January 27, 1987, and the Facility entered into commercial operation in 1990. The Partners, their respective equity interests and interests in the profit and losses of the Partnership and transactions between MCV and affiliates of the Partners are discussed in Note 10.

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

    The Facility is designed to provide approximately 1370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. MCV has contracted to supply up to 1240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company, formerly Consumers Power Company, ("Consumers") for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers honoring its obligations under the Power Purchase Agreement ("PPA") with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

    The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. During 1997, the Facility achieved a Thermal Percentage of 16.0% and a PURPA Efficiency Percentage of 45.7%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that, given projected levels of steam and electricity sales, coupled with continued diligent operating practices, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1998. MCV meets the ownership limitations of PURPA.

    The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. Commencing in 1998, MCV must provide, at Consumers request, continuing annual assurances of such capability for each succeeding five-year period. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. MCV believes it can meet the requirement of continuing assurances in 1998 for the succeeding five-year period. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted.

    At both the state and federal level, efforts continue on restructuring the electric industry. In Michigan, the Michigan Public Service Commission ("MPSC") has entered a final order permitting customers to choose their power provider

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


    over a four-year phase-in period beginning in 1998. Similar efforts, in the form of proposed legislation, exist at the federal level. Two issues generally involved in these restructuring efforts which could impact MCV the most are stranded assets or transition cost recovery for utilities and contract (PPA) sanctity. Approximately 90% of MCV's revenues come from sales pursuant to the PPA. To date, these restructuring efforts have not negatively impacted MCV, but if the final order of the MPSC is construed so as to deny stranded cost recovery of above-market PPA costs, and such order is not reversed on appeal, MCV cashflows may be negatively impacted especially in the period after 2007. MCV, as well as others, has filed an appeal of the MPSC restructuring orders in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the restructuring orders. MCV continues to monitor and participate in these matters, as appropriate and to evaluate potential impacts on both cashflows and recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.


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

    Revenue Recognition

    MCV recognizes revenue for the sale of variable energy and fixed energy when delivered (see Notes 7 and 8). Capacity and other installment revenues are recognized based on plant availability or other contractual arrangements.

    Inventory

    MCV's inventory of natural gas is stated at the lower of cost or market, and valued using the last-in, first-out ("LIFO") method. Inventory includes the costs of purchased gas, variable transportation and storage. The amount of reserve to reduce inventories from first-in, first-out ("FIFO") basis to the LIFO basis at December 31, 1997 and 1996, was $1.9 million and $2.8 million, respectively. Inventory cost, determined on a FIFO basis, approximates current replacement cost.

    Materials and Supplies

    Materials and supplies are stated at the lower of cost or market using the weighted average cost method.

    Deferred Financing Costs

    Financing costs incurred with the issuance of debt are deferred and amortized using the interest method over the life of the related financing obligation. Deferred financing costs of approximately $1.1 million were amortized in 1997 and $1.2 million were amortized in each of the years 1996 and 1995.

    Depreciation

    Plant, equipment and pipeline are valued at cost for new construction and at the asset transfer price for purchased and contributed assets, and are depreciated using the straight-line method over an estimated useful life of 3 to 35 years.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

    Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of December 31, 1997 have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 6 makes it impractical to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting such financing obligation.

    Forward Foreign Exchange Contracts

    An amended service agreement (the "amended Service Agreement") was entered into between MCV and ABB Power Generation ("ABB Power"), under which ABB Power will provide hot gas path parts for MCV's twelve gas turbines through the sixth series of major GTG inspections, which are expected to be completed by year 2008. The payments due to ABB Power under this amended Service Agreement are adjusted annually based on the ratio of the U.S. dollar to Swiss franc currency exchange rate. MCV maintains a foreign currency hedging program to be used only with respect to MCV payments subject to foreign currency exposure under the amended Service Agreement.

    To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting Standards ("SFAS") 52 "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. On December 29, 1997, MCV closed out the forward purchase contracts involving Swiss francs in the notional amount of $10.0 million, resulting in a deferred $.2 million gain, recorded in current liabilities. As of December 31, 1996, MCV had forward purchase contracts involving Swiss francs in the notional amount of $15.0 million, with a deferred $1.4 million loss, recorded in other assets.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



    Cash is deposited with the broker in a margin account, at the time future or option contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $1.6 million and $1.7 million as of December 31, 1997 and 1996, respectively. MCV's deferred gains and losses on future and option contracts, recorded in current liabilities, will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of December 31, 1997, MCV had net open futures and options contracts of .3 Bcf with a deferred loss of $.1 million. As of December 31, 1996, MCV had net open futures contracts of 3.0 Bcf with a deferred gain of $.4 million. In addition, MCV recorded approximately $.6 million in net deferred gains on contracts closed prior to December 31, 1997, related to January and February 1998 purchase commitments, while MCV recorded approximately $.1 million in net deferred gains on contracts closed prior to December 31, 1996, related to January 1997 purchase commitments.

    Interest Rate Swap Hedges

    To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges will tie directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts. These agreements will maximize the yield on MCV's investments and minimize the impact of fluctuating interest rates.

    In December 1997, MCV entered into an interest rate swap hedge in the notional amount of $20 million, with the period of performance from April
    1, 1998 through December 1, 2002. Cash was deposited with the broker at the time the interest rate swap was initiated. The change in market value of this contract requires adjustment of the margin account balance. The margin deposit was $25,000, recorded in prepaid expenses and other, as of December 31, 1997. The difference between the amounts received and paid under the interest rate swap transaction will be accrued and recorded as an adjustment to the interest income over the life of the hedged agreement.

    New Accounting Standards

    In 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. MCV does not expect the application of this statement to have a material impact on its financial position or results of operations.

    Reclassifications

    Certain prior year amounts have been reclassified for comparative purposes. These reclassifications have no effect on net income.


(3) CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES

    Effective January 1, 1997, MCV changed its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment for services and those services provided by the taxing authorities. Prior to January 1, 1997, the Partnership expensed property taxes monthly during the year following the assessment date (December 31). The cumulative effect of this change in accounting for property taxes increased earnings for the year 1997 by approximately $15.5 million. The pro forma effect on 1997 and prior years' consolidated net income, including all interim periods, of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



(4) RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-MATURITY

    Current and non-current restricted cash and cash equivalents consist of the following at December 31 (in thousands):


         Current:                                     1997      1996
         --------                                   --------  --------

         Funds restricted for plant modifications   $ 12,161  $ 14,041

         Non-current:
         ------------
         Funds restricted for rental payments
         pursuant to the Overall Lease Transaction  $138,242  $142,624

         Funds restricted for management
         non-qualified plans                             656       425
                                                    --------  --------

         Total                                      $138,898  $143,049
                                                    ========  ========



(5) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following at December 31 (in thousands):


                                                   1997     1996
                                                  -------  -------
              Accounts payable
               Related parties                    $15,382  $11,743
               Trade creditors                     28,531   40,076
              Property and single business taxes   12,379   11,835
              Other                                 2,650    3,885
                                                  -------  -------

              Total                               $58,942  $67,539
                                                  =======  =======


(6) LONG-TERM DEBT

    Long-term debt consists of the following at December 31 (in thousands):


                                                           1997         1996
                                                        ----------   ----------
Financing obligation, maturing through 2015,
effective interest rate of approximately 8.7%,
payable in semi-annual installments of principal
and interest, secured by property, plant and equipment  $1,929,241   $2,007,815

Less current portion                                      (140,950)     (78,574)
                                                        ----------   ----------

Total long-term debt                                    $1,788,291   $1,929,241
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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


    with the transfer of certain assets by MDC to MCV. In accordance with SFAS No. 98, "Accounting For Leases," the sale and leaseback transaction has been accounted for as a financing arrangement.

    Under the terms of the Overall Lease Transaction, MCV sold undivided interests in all of the fixed assets of the Facility for approximately $2.3 billion, to five separate owner trusts ("Owner Trusts") established for the benefit of certain institutional investors ("Owner Participants"). State Street Bank and Trust Company (formerly Fleet National Bank) serves as owner trustee ("Owner Trustee") under each of the Owner Trusts, and leases undivided interests in the Facility on behalf of the Owner Trusts to MCV for an initial term of 25 years. CMS Midland Holdings Company ("CMS Holdings"), currently a wholly owned subsidiary of Consumers, acquired a 35% indirect equity interest in the Facility through its purchase of an interest in one of the Owner Trusts.

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

    Revolving Credit Agreement

    MCV has also entered into a revolving credit agreement with the Bank of Montreal ("Working Capital Lender") which expires August 31, 1999. Under the terms of the existing agreement, MCV can borrow up to the $50 million commitment, in the form of revolving credit loans or letters of credit secured by MCV's natural gas inventory and earned receivables. A fee of .25% per annum is payable on the average daily unused portion of the commitment in addition to a letter of credit fee of .625% per annum. At this time, outstanding borrowings under this agreement are limited to 90% of earned accounts receivable. At December 31, 1997, the borrowing base calculated under this agreement was $49.2 million. During 1997, MCV did not utilize the Working Capital Facility, except for letters of credit associated with normal business practice. At December 31, 1997, MCV had letters of credit outstanding of $27.2 million related to gas purchase transactions.

    Intercreditor Agreement

    MCV has also entered into an Intercreditor Agreement with the Owner Trustee, Working Capital Lender, First Trust Michigan (which acquired the trust assets of Comerica Bank) as Collateral Agent ("Collateral Agent") and the Senior and Subordinated Indenture Trustees. Under the terms of this agreement, MCV is required to deposit all revenues derived from the operation of the Facility with the Collateral Agent for purposes of paying operating expenses and rent. In addition, these funds are required to pay construction modification costs and to secure future rent payments. As of December 31, 1997, MCV has deposited $138.2 million into the reserve account and $12.2 million into the construction repair account. The reserve account is to be maintained at not less than $40 million nor more than $137 million (or debt portion of next succeeding basic rent payment, whichever is greater). Excess funds in the reserve account are periodically transferred to MCV. This agreement also contains provisions governing the distribution of revenues and rents due under the Overall Lease Transaction, and establishes the priority of payment among the Owner Trusts, creditors of the Owner Trusts, creditors of MCV and the Partnership.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



    Summary

    Interest and fees incurred related to long-term debt arrangements during 1997, 1996 and 1995 were $172.8 million, $179.6 million and $185.8 million, respectively.

    Interest and fees paid during 1997, 1996 and 1995 were $176.2 million, $182.8 million and $188.7 million, respectively.

    Minimum payments due under these long-term debt arrangements over the next five years are (in thousands):


                                          Principal   Interest    Total
                                          ---------   --------  ----------
             1998                         $140,950    $168,082  $  309,032
             1999                           64,330     157,332     221,662
             2000                          139,095     149,554     288,649
             2001                          155,210     136,999     292,209
             2002                          185,791     123,379     309,170
                                          --------    --------  ----------
                                          $685,376    $735,346  $1,420,722
                                          ========    ========  ==========

(7) COMMITMENTS AND OTHER AGREEMENTS

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

    Gas Supply Agreements

    MCV has entered into gas purchase agreements with various producers for the supply of natural gas. The current contracted volume totals 236.5 million cubic feet ("MMcf") per day as of January 1, 1998. As of January 1, 1998, gas contracts with U.S. suppliers provide for the purchase of 156.5 MMcf per day while gas contracts with Canadian suppliers provide for the purchase of
    80.0 MMcf per day. Some of these contracts require MCV to pay for a minimum amount of natural gas per year, whether or not taken. The estimated minimum commitments under these contracts for gas for the years 1998 through 2002 are $110.1 million, $113.9 million, $118.5 million, $120.5 million and $106.5 million, respectively. A portion of these payments may be utilized in future years to offset the cost of quantities of natural gas taken above the minimum amounts.

    Gas Transportation Agreements

    MCV has entered into firm natural gas transportation agreements with various pipeline companies. These agreements require MCV to pay certain reservation charges in order to reserve the transportation capacity. MCV incurred reservation charges in 1997, 1996 and 1995, of $34.4 million, $36.5 million (excluding the Great Lakes Gas Transportation Refund of $17.6 million (see Note 8 - Contingencies, "Fuel Matters")) and $41.0 million, respectively. The estimated minimum reservation charges required under these agreements are $36.5 million for each of the years 1998 through 2002. These projections are based on current commitments.

    Gas Turbine Service Agreement

    MCV has entered into a service agreement, as amended, with ABB Power which commenced on January 1, 1990 and will expire upon the earlier of the completion of the sixth series of major gas-fired turbine generators
    ("GTG") inspections or December 31, 2009. Under the terms of this agreement, ABB Power sold MCV an initial inventory of spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs and to repair the GTGs at MCV's request. Upon termination of the Service Agreement (except for nonperformance by ABB Power), MCV must pay a cancellation payment of $2.0 million in 1998, $1.5 million in 1999, $1.0 million in 2000 and $.5 million in any year thereafter escalated in 1988 dollars. MCV and ABB Power amended the Service Agreement, effective December 31, 1993, to include the supply of hot gas path parts. Under the amended Service Agreement, ABB Power will provide hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections. In January 1998, MCV and ABB Power amended the length of the amended Service Agreement to extend through the sixth series of major GTG inspections which are expected to be completed by year end 2008, for a lump sum fixed price covering the entire term of the amended Service Agreement of $266.5 million (in 1993 dollars, which is adjusted based on exchange rates and Swiss inflation indices), payable on the basis of operating hours as they occur over the same period. MCV has made payments totaling approximately $79.2 million under this amended Service Agreement through December 31, 1997.

    In addition to the January 1998 amendment to the term of the amended Service Agreement, MCV has also contracted to purchase from ABB Power 11NM GTG upgrade packages for eleven of the gas turbine generators for $41.6 million. The purchase of these upgrades comes after successfully testing one upgrade package at the Facility in 1997. The upgrade packages are expected to add to available capacity and significantly improve the efficiency of the Facility. The installation of all eleven upgrade packages is expected to be completed by the end of 1999. Maintenance and spare parts for the upgrade packages are covered by the amended Service Agreement. MCV also agreed to purchase a spare GTG rotor to facilitate maintenance activities and improve reliability.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



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


(8) CONTINGENCIES

    PPA - "Regulatory Out" Provision

    Under the "regulatory out" provision of the PPA Consumers may, under certain conditions, be relieved of paying capacity and/or energy charges to MCV to the extent the MPSC does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity payments to MCV below an average rate of 3.77 cents per kWh for available contract capacity as a result of a regulatory disallowance.

         PPA - Jurisdictional Disallowance
         On February 23, 1995, the MPSC in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding, "1993 Reconciliation Case," conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction) (the "Jurisdictional Issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the Jurisdictional Issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue has become final. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $45,000 per month in 1997). MCV agreed to the release to Consumers of the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the energy charge to be paid to MCV, which will be adjusted with any refund of the $1.9 million (discussed above), as a result of the finality of the Jurisdictional Issue. MCV has not recognized any of these amounts related to this Jurisdictional Issue as operating revenues.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


         PPA - Fixed Energy Payments for Deliveries Above the Caps
         The MPSC ruled in the 1993, 1994 and 1995 Reconciliation and Plan Cases that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap ("the off-peak cap issue") of 732 MW in 1993 and 750.3 MW in 1994 and 1995. MCV and Consumers appealed the MPSC orders for both the years 1993 and 1994 to the Michigan Court of Appeals, and in the 1993 Reconciliation and 1994 Plan Cases the Michigan Court of Appeals affirmed the MPSC's decisions. MCV believes these rulings are erroneous and petitioned the Michigan Supreme Court to review the off-peak cap issue in the 1993 Reconciliation and 1994 Plan Cases. On January 30, 1998, the Michigan Supreme Court denied MCV's petition for review of the 1993 Reconciliation Case, thus, this case is now final. Other PSCR Plan and/or Reconciliation Cases for the years 1995 through 1997 are pending before the MPSC at this time which involve this same issue. Consumers escrowed approximately $2.8 million for 1996 and $1.0 million for the period 1994 and 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues. MCV Management cannot predict the outcome of these proceedings.

         PPA - Additional 325 MW
         In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue which the MPSC deferred to the 1996 PSCR Plan proceeding. In the 1996 PSCR Plan proceeding, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. The Attorney General, among others, has filed an appeal of the 325 MW Settlement Order. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $2.8 million for energy delivered above the off-peak cap during the first twelve months of 1997, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. Various parties have appealed the MPSC's 325 MW Settlement Order to the Michigan Court of Appeals. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding or the 1996 PSCR Plan proceeding.

         PPA - Other Issues
         Recently, Consumers informed MCV of several other potential issues it may pursue, pursuant to the "regulatory out" provision of the PPA. These issues relate to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it does not believe that MCV can use the approximately 15 MW of generating capacity attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity under the PPA. MCV is still studying these issues and cannot accurately determine the financial impact of these issues and what specific action will be taken. MCV Management believes, based upon limited information, that these potential issues will not have a material impact upon MCV's financial position, if recognized.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



    GTG Equipment Problems

    Over the past seven years and most recently in January 1996, several of the gas turbine generators "GTGs" have experienced severe cracking in the hot gas casings, which in some cases has caused extensive damage to the turbine blades and vanes. After each such incident, MCV and ABB Power have identified and modified each of the GTGs to eliminate the problems and have implemented a program of hot gas path inspections for all GTGs, which are currently being performed every 2,000 hours. MCV and ABB Power continue to address reliability issues to alleviate future outages, and MCV believes that with the modifications that have been made to date there should be no significant future impacts on plant availability or efficiency, although no assurance can be given that additional equipment problems will not occur.

    The cost of casing replacements and modifications is covered by ABB Power (with the exception of insurable events) pursuant to the amended Service Agreement, under which ABB Power is providing hot gas path parts for MCV's twelve gas turbines through the sixth series of major GTG inspections which are expected to be completed by year end 2008.

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

    Fuel Matters

    In 1990, Great Lakes expanded its interstate pipeline system to accommodate gas purchases from MCV and other customers. Historically, such capital costs were "rolled-in" to the rate base, rather than treated as incremental costs, and allocated solely to the new shippers who would gain access to the expanded facilities. In 1991, FERC issued an order that rejected rolled-in pricing for the MCV-related expansion costs and, instead, imposed incremental pricing which, for MCV, took effect April 1, 1993. After numerous appeals by MCV and others of FERC's incremental pricing decision, FERC reversed its prior order and, commencing October 1, 1995, prospectively implemented rolled-in rates and granted interest on the refund paid in excess of the rolled-in rates from October 1, 1995 until paid. MCV had, from April 1, 1993 to October 1, 1995, reflected in current operating results Great Lakes gas transportation costs associated with incremental pricing. In August 1996, MCV recognized in its current operating results approximately $19.0 million (which represented $17.6 million in transportation costs included as a reduction in fuel costs and $1.4 million of accrued interest subsequent to October 1, 1995) of the Great Lakes refund. MCV's refund was approximately $5.9 million, $8.0 million and $3.7 million for each of the years 1995, 1994 and, 1993 and prior respectively. On January 16, 1998, the United States Court of Appeals ruled that MCV should have been paid interest for the period prior to October 1, 1995 (totaling approximately $1.5 million) on the Great Lakes refund and denied all other petitions that had been filed challenging the refund. This decision is subject to further appeal. MCV Management cannot predict the outcome of any such appeal, but believes that the likelihood of reversal of any portion of the Court of Appeals' decision is remote.


(9) RETIREMENT BENEFITS

    Postretirement Health Care Plans

    In 1992, MCV established defined cost postretirement health care plans that cover all full-time employees. The plans provide health care credits which can be utilized to purchase medical plan coverage and pay qualified health care expenses. Participants become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The plans granted retroactive benefits for all employees hired prior to January 1, 1992. This prior service cost has been amortized to expense over a five year period. MCV annually funds the current year service and interest cost as well as amortization of prior service cost to both qualified and non-qualified trusts.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



    The following table reconciles the plans' funded status to the accrued postretirement benefits liability as reflected on the balance sheet as of December 31 (in thousands):


                                                             1997          1996
                                                           --------      --------
         Accumulated postretirement benefits obligation
            ("APBO"); Active employees not fully eligible  $1,413.1      $1,089.1
         Less plan assets at fair value                     1,400.0       1,140.6
                                                           --------      --------
                                                               13.1         (51.5)
         Unrecognized net actuarial gain                      176.6         224.9
                                                           --------      --------

         Accrued postretirement benefits liability         $  189.7      $  173.4
                                                           ========      ========



    Net periodic postretirement health care cost for years ending December 31, included the following components (in thousands):


                                                             1997           1996           1995
                                                           --------       --------       --------
         Service cost, benefits attributed to employee
           services rendered during the year               $  146.8       $  136.6       $  160.0
         Interest cost on accumulated postretirement
           benefit obligation and service cost                (47.3)          13.1           21.1
         Amortization of prior service cost                    36.2           52.0           90.5
                                                           --------       --------       --------

         Net periodic postretirement benefits expense      $  135.7       $  201.7       $  271.6
                                                           ========       ========       ========



    Assumptions used in accounting for the Post-Retirement Health Care Plan were as follows:

                                                             1997          1996           1995
                                                            ------        ------         ------
         Discount rate                                       7.00%         7.50%          7.50%
         Long-term rate of return on plan assets             8.50%         8.50%          8.50%
         Inflation benefit amount
           1996 through 1998                                 0.00%         0.00%          0.00%
           1999 and later years                              4.00%         4.00%          4.00%


    Retirement and Savings Plans

    MCV sponsors a defined contribution retirement plan covering all employees. Under the terms of the plan, MCV makes contributions to the plan of either five or ten percent of an employee's eligible annual compensation dependent upon the employee's age. MCV also sponsors a 401(k) savings plan for employees. Contributions and costs for this plan are based on matching an employee's savings up to a maximum level. In 1997, 1996, and 1995, MCV contributed $1.0 million, $.9million and $.8 million, respectively, under these plans.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)




(10) PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at December 31, 1997, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of December 31, 1997 and 1996, and for each of the twelve month periods ended December 31, (in thousands).

Equity Partner, Type
of Partner and Nature         Equity
  of Related Party           Interest     Interest     Related Party Transactions and Agreements        1997      1996       1995
-----------------------------------------------------------------------------------------------------------------------------------
CMS Midland, Inc.            $135,838       49.0%  Power purchase agreement                           $608,640  $598,127   $571,444
  General Partner;                                 Purchases under gas transportation agreements         9,713     9,507      9,346
  wholly-owned subsidiary                          Purchases under spot gas agreements                   6,490     2,352      1,633
  of Consumers Energy                              Purchases under gas supply agreements                 9,543    10,121      9,526
  Company (formerly                                Gas storage agreement                                 2,563     2,563      2,563
  Consumers Power                                  Land lease/easement agreements                          600       600        600
  Company)                                         Accounts receivable                                  53,513    52,048     47,907
                                                   Accounts payable                                      9,276     5,469      7,029
                                                   Gas exchanges                                         1,674     3,444      6,886

The Dow Chemical Company       33,779        7.5   Steam and electric power agreement                   42,937    47,041     46,374
  Limited Partner                                  Steam purchase agreement - Dow Corning
                                                     Corp (affiliate)                                    3,167     1,239         --
                                                   Purchases under demineralized water supply
                                                     agreement                                           7,336     6,292      5,510
                                                   Accounts receivable                                   1,896     2,247      2,861
                                                   Accounts payable                                        678     1,427      1,138
                                                   Standby and backup fees                                 792     1,156        968
Source Midland Limited
  Partnership ("SMLP")         44,835       18.1   SMLP - Under Ownership of MCNIC Power Company
  General Partner;                                 ---------------------------------------------
  wholly-owned limited                             Purchases under spot gas agreements                     578        --         --
  partnership of MCN                               Purchases under gas supply agreements                 8,364        --         --
  Energy Group Inc. (1)                            Accounts receivable                                   1,125        --         --
                                                   Accounts payable                                        588        --         --
                                                   Partner cash withdrawal (including accrued
                                                     interest) (3)                                      11,922        --         --
                                                   Gas exchanges                                         1,845        --         --
                                                   SMLP - Under Ownership of Pan Energy Corp
                                                   -----------------------------------------
                                                   Purchases under gas transportation agreements         4,648    15,393     14,060
                                                   Purchases under spot gas agreements                     911     3,313      2,421
                                                   Gas exchanges                                            50     2,082      1,271
                                                   Accounts payable                                         --     1,272      2,102

Coastal Midland, Inc.          26,901       10.9   Purchases under gas transportation agreements (2)    13,593    (3,296)    20,469
  General Partner;                                 Purchases under spot gas agreement                    9,920    13,986     10,137
  wholly-owned                                     Purchases under gas supply agreement                  4,188     4,018      3,802
  subsidiary of The                                Gas agency agreement                                  1,497     1,314        952
  Coastal                                          Deferred reservation charges under gas purchase       3,940     2,955      1,970
  Corporation                                      agreement
                                                   Accounts receivable                                   2,271        --        882
                                                   Accounts payable                                      4,569     2,257      2,841
                                                   Gas exchanges                                         5,486     4,494      3,139
                                                   Partner cash withdrawal (including accrued
                                                     interest) (3)                                       7,343        --         --

MEI Limited Partnership        22,418        9.1   Gas turbine maintenance and spare parts agreement    29,900    30,623     26,170
  General Partner;                                 Accounts payable                                         88     1,043          6
  affiliate of ASEA                                Partner cash withdrawal (including accrued
  Brown Boveri, Inc.                               interest) (3)                                            --     4,284         --


Micogen Limited Partnership    11,208        4.5   Partner cash withdrawal (including accrued
  Limited Partner;                                 interest) (3)                                         3,142     1,925         --
  affiliate of
  Fluor Corporation

C-E Midland Energy, Inc.        2,241         .9   Service Agreement                                     2,195     5,983      3,065
  Limited Partner; affiliate                       Accounts Payable                                        182       281        437
  of ASEA Brown Boveri, Inc.

Alanna Corporation                  1(4)   .00001  Note receivable                                           1         1          1
  Limited Partner;
  wholly-owned
  subsidiary of Alanna
  Holdings Corporation

(1) On May 16, 1997, MCNIC Power Company acquired all of the partnership interests in Source Midland Limited Partnership ("SMLP") from PanEnergy Corp. The SMLP amounts listed Under Ownership of MCNIC Power Company are as of December 31, 1997 and for the period May 16, 1997 to December 31, 1997. The SMLP amounts listed Under Ownership of PanEnergy Corp. are for the period January 1, 1997 to May 15, 1997, and as of December 31, 1996 and 1995 and the twelve month periods ended December 31, 1996 and 1995.

(2) 1996 includes the Great Lakes gas transportation refund of $17.6 million.

(3) In exchange for a letter of credit pursuant to the Participation Agreement, recorded as notes receivables.

(4) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

                            SUPPLEMENTAL INFORMATION


Supplemental information is to be furnished with reports filed pursuant to
Section 15 (d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act. No such annual report or proxy statement has been sent to security holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MIDLAND COGENERATION VENTURE
                                     LIMITED PARTNERSHIP




Date:  March 23, 1998                By  /s/ James M. Kevra
                                        ---------------------------------------
                                                    James M. Kevra
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                            Title                                          Date
---------                            -----                                          ----
/s/ James M. Kevra                   President and Chief Executive Officer          March 23, 1998
-----------------------------        (Principal Executive Officer)
James M. Kevra



/s/ Stephen A. Shulman               Vice President of Finance and Treasurer        March 23, 1998
-----------------------------        (Principal Financial Officer)
Stephen A. Shulman



/s/ James M. Rajewski                Vice President and Controller                  March 23, 1998
-----------------------------        (Principal Accounting Officer)
James M. Rajewski



/s/ William T. McCormick, Jr.        Chairman, Management Committee                 March 23, 1998
-----------------------------
William T. McCormick, Jr.



/s/ Joseph L. Roberts, Jr.           Member, Management Committee                   March 23, 1998
-----------------------------
Joseph L. Roberts, Jr.



/s/ David A. Arledge                 Member, Management Committee                   March 23, 1998
-----------------------------
David A. Arledge



/s/ Peter Giller                     Member, Management Committee                   March 23, 1998
-----------------------------
Peter Giller

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
3.1        -    Restated Certificate of Limited Partnership dated June 13, 1988 ((a), Exhibit 3.1)).

3.2        -    Amended and Restated Limited Partnership Agreement of MCV dated as of June 13, 1988 ((a) (Exhibit 3.2)).

3.2 (a)    -    Amendment No. 1 dated as of May 26, 1989 to Amended and Restated Limited Partnership Agreement ((a) (Exhibit 3.3)).

3.2 (b)    -    Amendment No. 2 dated as of November 28, 1989 to Amended and Restated Limited Partnership Agreement ((a), Exhibit
                3.4)).

3.2 (c)    -    Amendment No. 3 dated as of June 1, 1990 to Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit (2)(b) to CMS Energy Corporation's Form 10-K dated March 21, 1990, File No. 1-9513).

3.3        -    Memorandum of Agreement, dated March 2, 1990, relating to Amended and Restated Partnership Agreement ((a), (Exhibit
                3.6)).

4.1        -    Senior Trust Indenture, Leasehold Mortgage and Security Agreement dated as of June 1, 1990 between Shawmut Bank and
                United States Trust Company of New York ((a), Exhibit 4.1)).

4.1 (a)    -    Senior Trust Indenture Supplement No. 1 dated as of June 1, 1990 ((a), (Exhibit 4.2)).

4.2        -    Subordinated Trust Indenture, Leasehold Mortgage and Security Agreement dated as of June 1, 1990 between Shawmut
                Bank and Meridian Trust Company ("Subordinated Trust Indenture") ((a), (Exhibit 4.5)).

4.2 (a)    -    Subordinated Trust Indenture Supplement No. 1 dated as of June 1, 1990 ((a), (Exhibit 4.6)).

4.2 (b)    -    Subordinated Trust Indenture Supplement No. 2 dated as of July 1, 1990 ((a), (Exhibit 4.7)).

4.3        -    Collateral Trust Indenture dated as of June 1, 1990 among Midland Funding Corporation I, MCV and United States Trust
                Company of New York (incorporated by reference to Exhibit No. (28)(b) to CMS Energy Corporation's Form 10-Q for the
                quarter ended June 30, 1990, File No. 1-9513).

4.3 (a)    -    Collateral Trust Indenture Supplement No. 1 dated June 1, 1990 ((a), (Exhibit 4.4)).

4.4        -    Collateral Trust Indenture dated as of June 1, 1990 among Midland Funding Corporation II, MCV and Meridian Trust
                Company (incorporated by reference to Exhibit No. (28)(d) to CMS Energy Corporation's Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

4.4 (a)    -    Collateral Trust Indenture Supplement No. 1 dated June 1, 1990 ((a), (Exhibit 4.9)).

4.5        -    Amended and Restated Trust Agreement dated as of March 1, 1990 between Shawmut Bank and Owner Participant ((a),
                (Exhibit 4.10)).

4.6        -    Lease Agreement, dated as of March 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 4.11)).

4.6 (a)    -    Amended and Restated Lease Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 4.12)).

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
4.6 (b)    -    Amendment No. 1 dated as of January 1, 1992 to Amended and Restated Lease Agreement ((d), (Exhibit 4.17)).

4.6 (c)    -    Second Amended and Restated Agreement of Lease [Part A] dated as of June 1, 1990 among Consumers, MCV, CMS Midland,
                Inc. and MEC Development Corporation ((a), (Exhibit 4.14)).

4.7        -    Amended and Restated Participation Agreement dated as of June 1, 1990 among MCV, Owner Participant, Shawmut Bank,
                United States Trust Company, Meridian Trust Company, Midland Funding Corporation I, Midland Funding Corporation II,
                MDC and Institutional Senior Bond Purchasers ((a), (Exhibit 4.13)).

4.8        -    Ground Lease Assignment and Assumption Agreement dated as of June 1, 1990 among Shawmut Bank and MCV ((a), (Exhibit
                4.15)).

4.9        -    Collateral Agency and Intercreditor Agreement dated as of June 1, 1990 between Shawmut Bank, MCV, United States
                Trust Company, Meridian Trust Company, Bank of Montreal and Manufacturers National Bank of Detroit ((a), (Exhibit
                4.16)).

10.1       -    Tax Exempt Collateral Trust Indenture dated as of July 1, 1990 among The Economic Development Corporation of the
                County of Midland, MCV and Meridian Trust Company (incorporated by reference to Exhibit No. (28)(g) to CMS Energy
                Corporation's Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

10.1 (a)   -    Tax Exempt Collateral Trust Indenture Supplement No. 1 dated July 1, 1990 ((a), (Exhibit  10.2)).

10.2       -    Credit Agreement dated as of June 16, 1990 among Bank of Montreal as Agent, the Lenders named therein and MCV ((a),
                (Exhibit 10.3)).

10.3       -    CMS Transfer Agreement dated as of January 27, 1987, as amended as of June 13, 1988, among Consumers Power Company,
                CMS Midland, Inc. and MCV (incorporated by reference to Exhibit (19)(a) to Consumers Power Company's Form 10-Q for
                the quarter ended June 30, 1988, File No. 1-5611).

10.4       -    Amended and Restated MDC Transfer Agreement dated as of June 13, 1988, among Consumers Power Company, MEC
                Development Corporation and MCV, as amended by the March 2, 1990 Memorandum of Agreement with respect to the Amended and Restated Partnership Agreement (incorporated by reference to Exhibit No. (19)(b) to Consumers Power Company's
                Form 10-Q for the quarter ended June 30, 1988, File No. 1-5611), as amended by the March 2, 1990 Memorandum of
                Agreement with respect to the Amended and Restated MDC Transfer Agreement (incorporated by reference to Exhibit
                (2)(b) to CMS Energy Corporation's Form 8-K dated March 21, 1990, File No. 1-9513).

10.5       -    Amended and Restated Tax Indemnification Agreement, dated as of June 1, 1990, among MCV and Owner Participant ((a),
                (Exhibit 10.70)).

10.6       -    Capacity Support Agreement dated as of June 9, 1988, between CMS Energy Corporation and MCV (incorporated by reference to Exhibit No. 10(m) to CMS Energy Corporation's Annual Report on Form 10-K, for the year ended December
                31, 1988, File No. 1-9513).

10.7       -    Registration Rights Agreement dated as of December 17, 1993 among Midland Funding Corporation I, MCV, Consumers and
                Morgan Stanley & Co. Incorporated and Donaldson, Lufkin & Jearette Securities Corporation ((e), (Exhibit 10.97)).

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
10.8       -    Power Purchase Agreement, dated as of July 17, 1986, between MCV and Consumers Power Company ("PPA") ((a), (Exhibit
                10.4)).

10.8 (a)   -    Amendment No. 1 to PPA dated September 10, 1987 ((a), (Exhibit 10.5)).

10.8 (b)   -    Amendment No. 2 to PPA dated March 18, 1988 ((a), (Exhibit 10.6)).

10.8 (c)   -    Amendment No. 3 to PPA dated August 28, 1989 ((a), (Exhibit 10.7)).

10.8 (d)   -    Amendment No. 4A to PPA dated May 25, 1989 ((a), (Exhibit 10.8)).

10.9       -    Special Facilities/Interconnection Agreement dated as of July 8, 1988 between MCV and Consumers Power Company ((a),
                (Exhibit 10.25)).

10.10      -    Residual Open Access Interconnection Service Purchase Agreement between Consumers Power Company and MCV, dated
                December 5, 1991 ((c), (Exhibit 10.83)).

10.11      -    Agreement with respect to the transmission of power dated as of June 9, 1988, between Consumers Power Company and
                MCV ((a), (Exhibit 10.69)).

10.12      -    MCV Backup Agreement dated June 9, 1988 between MCV and Consumers Power Company with respect to Alternative
                Generating Equipment ((a), (Exhibit 10.27)).

10.13      -    Interconnection Option between MCV, Consumers Power Company, Michigan Gas Storage Company and The Dow Chemical
                Company dated April 27, 1988 ((a), (Exhibit 10.14)).

10.14      -    Steam and Electric Power Agreement between The Dow Chemical Company and MCV dated January 27, 1987 (the "SEPA")
                ((a), (Exhibit 10.10)).

10.14 (a)  -    First Amendment to SEPA ((a), (Exhibit 10.11)).

10.14 (b)  -    Exhibit "A" to SEPA ((a), (Exhibit 10.13)).

10.14 (c)  -    Fourth Amendment to SEPA ((a), (Exhibit 10.15)).

10.14 (d)  -    Fifth Amendment to SEPA ((a), (Exhibit 10.16)).

10.14 (e)  -    Sixth Amendment to SEPA, dated November 20, 1989 ((f), (Exhibit 10.14(e)).

10.14 (f)  -    Seventh Amendment to SEPA, dated November 22, 1994 ((f), (Exhibit 10.14(f)).

10.15      -    Demineralized Water Supply Agreement dated as of January 27, 1987 between MCV and The Dow Chemical Company ((a),
                (Exhibit 10.31)).

10.16      -    Package Boiler Sale and Support Agreement between The Dow Chemical Company, Consumers Power Company and MCV dated as of January 27, 1987 ((a), (Exhibit 10.32)).

10.17      -    Equipment Lease dated as of January 27, 1987 between The Dow Chemical Company and MCV (the "Equipment Lease") ((a),
                (Exhibit 10.71)).

10.17 (a)  -    First Amendment to Equipment Lease effective March 1, 1988 and dated as of May 4, 1988 ((a), (Exhibit 10.72)).

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
10.17 (b)  -    Second Amendment to Equipment Lease effective December 1, 1989 and dated November 20, 1989 ((a), (Exhibit 10.73)).

10.18      -    Equipment Lease Easement dated as of January 27, 1988 between The Dow Chemical Company and MCV ((a), (Exhibit
                10.74)).

10.18 (a)  -    First Amendment to Equipment Lease Easement effective March 1, 1988 and dated May 4, 1988 ((a), (Exhibit 10.75)).

10.18 (b)  -    Second Amendment to Equipment Lease Easement effective December 1, 1989 and dated November 20, 1989 ((a), (Exhibit
                10.76)).

10.19      -    Service Agreement dated as of June 9, 1988 between MCV and ABB Power Generation, Inc. (Previously ABB Energy
                Services, Inc.) ((a), (Exhibit  10.22)).

10.19 (a)  -    Hot Gas Path Parts Addendum to the Service Agreement dated March 22, 1994 ((e), (Exhibit 10.99)).

10.19 (b)  -    Amendment No. 1 to the Service Agreement dated April 1, 1995 ((g), (Exhibit 10.20(b))).

10.19 (c)  -    Amendment No. 2 to the Service Agreement dated January 15, 1998.

10.20      -    Operating Agreement, dated as of June 1, 1990, between MCV and Shawmut Bank, as Owner Trustee ((a),
                (Exhibit 10.23)).

10.21      -    Lessee Mortgage and Security Agreement, dated as of June 1, 1990, between Shawmut Bank, as Owner Trustee, and MCV
                ((a), (Exhibit 10.24)).

10.22      -    Cogeneration Agreements Assignment, dated as of June 1, 1990, between Shawmut Bank, Owner Trustee, and MCV ((a),
                (Exhibit 10.26)).

10.23      -    Support Facilities License and Easement Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a),
                (Exhibit 10.29)).

10.24      -    Facility Agreements and Governmental Actions Assignment Agreement dated as of June 1, 1990 between MCV and Shawmut
                Bank ((a), (Exhibit 10.30)).

10.25      -    Development Agreement, dated as of June 1, 1990 between MCV, Shawmut Bank, as Owner Trustee, and MCV2 ((a),
                (Exhibit 10.33)).

10.26      -    Amended and Restated Consent and Agreement, dated as of June 1, 1990, between The Dow Chemical Company, Shawmut
                Bank, as Owner Trustee, Meridian Trust Company and United States Trust Company, MCV and Consumers Power Company
                ((a), (Exhibit 10.34)).

10.27      -    Consent and Agreement, dated as of June 1, 1990, between Consumers Power Company, MCV, Shawmut Bank, as Owner
                Trustee, Meridian Trust Company and United States Trust Company ((a), (Exhibit 10.35)).

10.28      -    Natural Gas Purchase Agreement, dated as of May 1, 1989 between Northern Michigan Gas Exploration Company
                ("Nomeco"), CMS Energy Corporation and MCV ((a), (Exhibit  10.39)).

10.28 (a)  -    Amendment dated March 1, 1992 to the Natural Gas Purchase Agreement dated as of May  1, 1989 between Nomeco, CMS
                Energy Corporation and MCV ((e), (Exhibit 10.95)).

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
10.28 (b)  -    Amendment dated May 11, 1994 to the Natural Gas Purchase Agreement dated as of May 1, 1989 between  Nomeco, CMS
                Energy and MCV,((f), (Exhibit 10.29(b)).

10.29      -    Natural Gas Purchase Agreement, dated as of May 13, 1988 between ANR Production Company and MCV ((a), (Exhibit
                10.41)).

10.30      -    Natural Gas Purchase Contract dated August 18, 1994, between Coastal Gas Marketing and MCV ((f), (Exhibit 10.32)).

10.31      -    Natural Gas Purchase Agreement, dated May 1, 1989 between CoEnergy Trading Company (previously Northern Michigan
                Gas Exploration Company before being assigned to CoEnergy Trading Company on March 14, 1995) and MCV ((a), (Exhibit
                10.40)).

10.32      -    Natural Gas Purchase Agreement, dated February 1, 1992 between CoEnergy Trading Company (previously Nomeco Oil and
                Gas Company before being assigned to CoEnergy Trading Company on July 22, 1994) and MCV ((d), (Exhibit 10.84)).

10.33      -    Natural Gas Purchase Agreement, dated as of June 2, 1997 between MCV and CMS Marketing, Services and Trading
                Company.

10.34      -    Transportation Service Agreement, dated as of May 25, 1988 between Great Lakes Gas Transmission Company and MCV and letter agreements dated May 25, 1988 and May 26, 1988 ((a), (Exhibit 10.60)).

10.35      -    Transportation Agreement (#17800) dated  November 24, 1993 between ANR Pipeline Company and MCV ((f), (Exhibit
                10.35)).

10.36      -    Transportation Agreement (#17850) dated November 24, 1993 between ANR Pipeline Company and MCV ((f), (Exhibit
                10.36)).

10.37      -    Gas Exchange Agreement (Interruptible Service), dated as of March 2, 1988, between Consumers Power Company and MCV, as amended September 21, 1988 ((a), (Exhibit 10.62)).

10.38      -    Gas Exchange Agreement (Firm Service), dated as of March 2, 1988, between Consumers Power Company and MCV, as amended September 21, 1988 ((a), (Exhibit 10.63)).

10.39      -    Gas Storage Agreement (Firm Service) between MCV and Consumers Power Company dated March 2, 1988 ((a), (Exhibit
                10.68)).

10.40      -    Gas Transportation Agreement (Firm Service), dated as of March 2, 1988, between Michigan Gas Storage and MCV and amendment thereto dated September 21, 1988 ((a), (Exhibit 10.64)).

10.41      -    The Gas Supply Option dated as of January 27, 1987, between The Dow Chemical Company and MCV ((a), (Exhibit 10.67)).

10.42      -    MCV Senior Management Incentive Plan ((a), (Exhibit 10.80)), (*).

10.43      -    MCV Supplemental Retirement Plan dated July 6, 1992 ((d), (Exhibit 10.87)), (*).

10.44      -    MCV Supplemental Benefit Plan dated January 1, 1989 ((d), (Exhibit 10.88)), (*).

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------
10.45      -    MCV Excess - Benefit Plan dated July 1, 1989 ((d), (Exhibit 10.89)), (*).

21         -    Subsidiaries of Registrant -- MCV subsidiaries are in the aggregate not significant subsidiaries as defined in Rule
                1-02 (v) of Regulation S-X.

27         -    Financial Data Schedule for year Ended 1997.

99.01      -    Unaudited - MCV Selected Proforma Operating Cash Flow Data for the years ended 1997 and 1996.


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

   (*) Exhibits represent Management Contracts and Compensatory Plans and Arrangements.