Form 10-Q
period 1998-03-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1998-05-14
CIK 869905

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------   -----------------------

Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    MICHIGAN                              38-2726166
      ------------------------------------         -------------------------
          State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification No.)


         100 PROGRESS PLACE, MIDLAND, MICHIGAN                  48640
      ---------------------------------------------      -------------------
        (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code         (517) 839-6000
                                                          ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                                                 March 31,
                                                                                   1998           December 31,
                                                                                (Unaudited)          1997
                                                                                -----------       -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $   159,969       $   222,365
   Restricted cash and cash equivalents                                              12,372            12,161
   Accounts and notes receivable                                                     89,861            93,674
   Gas inventory                                                                     11,616            12,910
   Unamortized property taxes                                                        35,105            16,097
   Prepaid expenses and other                                                         4,264             4,578
                                                                                -----------       -----------
     Total current assets                                                           313,187           361,785
                                                                                -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                  2,372,830         2,439,651
   Pipeline                                                                          21,222            21,222
                                                                                -----------       -----------
     Total property, plant and equipment                                          2,394,052         2,460,873

   Accumulated depreciation                                                        (586,877)         (640,170)
                                                                                -----------       -----------
     Net property, plant and equipment                                            1,807,175         1,820,703
                                                                                -----------       -----------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                                137,960           138,898
   Deferred financing costs, net of accumulated amortization of
        $9,626 and $9,358, respectively                                               8,951             9,219
   Prepaid gas costs, materials and supplies                                         21,214            20,666
                                                                                -----------       -----------
     Total other assets                                                             168,125           168,783
                                                                                -----------       -----------

TOTAL ASSETS                                                                    $ 2,288,487       $ 2,351,271
                                                                                ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                     $    75,309       $    58,942
   Interest payable                                                                  41,001            85,183
   Current portion of long-term debt                                                102,522           140,950
                                                                                -----------       -----------
     Total current liabilities                                                      218,832           285,075
                                                                                -----------       -----------

NON-CURRENT LIABILITIES:
   Long-term debt                                                                 1,774,997         1,788,291
   Other                                                                                793               684
                                                                                -----------       -----------
     Total non-current liabilities                                                1,775,790         1,788,975
                                                                                -----------       -----------

CONTINGENCIES (Note 7)

TOTAL LIABILITIES                                                                 1,994,622         2,074,050
                                                                                -----------       -----------

PARTNERS' EQUITY                                                                    293,865           277,221
                                                                                -----------       -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                          $ 2,288,487       $ 2,351,271
                                                                                ===========       ===========



   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)




                                                     Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                     1998            1997
                                                  ---------       ---------
OPERATING REVENUES:
   Capacity                                       $ 100,338       $ 100,369
   Electric                                          52,371          55,467
   Steam and other                                    7,269           8,370
                                                  ---------       ---------

     Total operating revenues                       159,978         164,206
                                                  ---------       ---------

OPERATING EXPENSES:
   Fuel costs                                        65,613          69,205
   Depreciation                                      26,604          26,207
   Operations                                         4,039           4,345
   Maintenance                                        2,772           2,912
   Property and single business taxes                 6,410           6,468
   Administrative, selling and general                2,512           2,191
                                                  ---------       ---------

     Total operating expenses                       107,950         111,328
                                                  ---------       ---------

OPERATING INCOME                                     52,028          52,878
                                                  ---------       ---------

OTHER INCOME (EXPENSE):
   Interest and other income                          6,025           4,322
   Interest expense                                 (41,409)        (43,573)
                                                  ---------       ---------

     Total other income (expense), net              (35,384)        (39,251)
                                                  ---------       ---------

INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                 16,644          13,627

Cumulative effect on prior years (to
   December 31, 1996) of change in method of
   accounting for property taxes (Note 3)                --          15,533
                                                  ---------       ---------

NET INCOME                                        $  16,644       $  29,160
                                                  =========       =========


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)




                                          Three Months Ended
                                            March 31, 1998
                                  ------------------------------------
                                  General       Limited
                                  Partners      Partners        Total
                                  --------      --------      --------
BALANCE, BEGINNING OF PERIOD      $229,992      $ 47,229      $277,221


Net income                          14,490         2,154        16,644


                                  --------      --------      --------

BALANCE, END OF PERIOD            $244,482      $ 49,383      $293,865
                                  ========      ========      ========


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                         -------------------------
                                                                            1998            1997
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  16,644       $  29,160

   Adjustments to reconcile net income to net cash provided (used) by operating activities

   Depreciation and amortization                                            26,872          26,489
   Cumulative effect of change in accounting principle                          --         (15,533)
   Decrease in accounts and notes receivable                                 3,813           2,801
   Decrease in gas inventory                                                 1,294           9,922
   Increase in unamortized property taxes                                  (19,008)        (19,287)
   Decrease (increase) in prepaid expenses and other                           314          (5,158)
   Increase in prepaid gas costs, materials and supplies                      (548)        (15,595)
   Increase in accounts payable, accrued and other liabilities              16,367           3,272
   Decrease in interest payable                                            (44,182)        (45,439)
   Increase in other non-current liabilities                                   109             120
                                                                         ---------       ---------

     Net cash provided (used) by operating activities                        1,675         (29,248)
                                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant and equipment                (13,076)        (10,459)
                                                                         ---------       ---------

     Net cash used in investing activities                                 (13,076)        (10,459)
                                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                       (51,722)        (29,040)
   Decrease in restricted non-current cash and cash equivalents                 --           3,973
   Maturity of restricted investment securities held-to-maturity           108,922              --
   Purchase of restricted investment securities held-to-maturity          (107,984)             --
                                                                         ---------       ---------

     Net cash used in financing activities                                 (50,784)        (25,067)
                                                                         ---------       ---------

NET DECEASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT        (62,185)        (64,774)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING
   OF PERIOD                                                               234,526         224,000
                                                                         ---------       ---------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF
   PERIOD                                                                $ 172,341       $ 159,226
                                                                         =========       =========


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes as contained in the Annual Report on Form 10-K for the year ended December 31, 1997 of Midland Cogeneration Venture Limited Partnership ("MCV") which includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Prior period amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of MCV and its wholly owned subsidiaries. All material transactions and balances among entities which comprise MCV have been eliminated in the consolidated financial statements.


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

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the three months ended March 31, 1998, the Facility achieved a Thermal Percentage of 18.9% and a PURPA Efficiency Percentage of 45.4%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that given projected levels of steam and electricity sales, coupled with continued diligent operating practices, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1998. MCV meets the ownership limitations of PURPA.

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


(2)  SIGNIFICANT ACCOUNTING POLICIES

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of March 31, 1998 and December 31, 1997, have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 6 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting Standards ("SFAS") 52 "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. As of March 31, 1998, MCV did not have any open positions for forward purchase contracts involving Swiss francs. On December 29, 1997, MCV closed out the forward purchase contracts involving Swiss francs in the notional amount of $10.0 million, resulting in a deferred $.2 million gain, recorded in current liabilities as of December 31, 1997.

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

     Cash is deposited with the broker in a margin account, at the time future or option contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $1.8 million and $1.6 million as of March 31, 1998 and December 31, 1997, respectively. MCV's deferred gains and losses on future and option contracts, recorded in current liabilities, will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of March 31, 1998, MCV had net open futures and options contracts of 3.0 Bcf with a deferred gain of $.8 million. As of December 31, 1997, MCV had net open futures and options contracts of .3 Bcf with a deferred loss of $.1 million. In addition, MCV recorded approximately $.4 million in net deferred gains on contracts closed prior to March 31, 1998, related to April-July 1998 purchase commitments, while MCV recorded approximately $.6 million in net deferred gains on contracts closed prior to December 31, 1997, related to January and February 1998 purchase commitments.

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

     In December 1997, MCV entered into an interest rate swap hedge in the notional amount of $20 million, with the period of performance from April 1, 1998 through December 1, 2002. Cash was deposited with the broker at the time the interest rate swap was initiated. The change in market value of this contract requires adjustment of the margin account balance. The margin balance was $25,000, recorded in prepaid expenses and other, as of both March 31, 1998 and December 31, 1997. The difference between the amounts received and paid under the interest rate swap transaction will be accrued and recorded as an adjustment to the interest income over the life of the hedged agreement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Depreciation

     Effective January 1, 1998, MCV prospectively revised its useful lives of the gas turbines and certain related capital spares, to more closely reflect the economic useful lives of these assets. These assets are serviced and maintained by ABB Power under the amended Service Agreement, which will extend through the sixth series of major gas turbine generator inspections, with expected coverage through year 2008. The effect of this change in accounting estimate will result in a decrease to operating expenses of approximately $8.9 million for the year ended December 31, 1998.

     New Accounting Standard

     In 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." MCV adopted this standard effective January 1, 1998. Since the MCV does not currently have activity classified as other comprehensive income, the application of this standard does not have any impact on MCV's financial position, results of operations and financial statement disclosure.


(3)  CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES

     Effective January 1, 1997, MCV changed its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment for services and those services provided by the taxing authorities. Prior to January 1, 1997, the Partnership expensed property taxes monthly during the year following the assessment date (December 31). The cumulative effect of this change in accounting for property taxes increased earnings for the three months ended March 31, 1997 by approximately $15.5 million. The pro forma effect on 1997 and prior years' consolidated net income, including all interim periods, of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.


(4)  RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES
     HELD-TO-MATURITY

     Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):

                                                                                            March 31,      December 31,
                                                                                              1998             1997
                                                                                           ---------       -----------
       Current:
       Funds restricted for plant modifications                                            $  12,372       $  12,161
                                                                                           =========       =========

       Non-current:
       Funds restricted for rental payments pursuant to the Overall
         Lease Transaction                                                                 $ 137,165       $ 138,242

       Funds restricted for management non-qualified plans                                       795             656
                                                                                           ---------       ---------

       Total                                                                               $ 137,960       $ 138,898
                                                                                           =========       =========

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(5)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of (in thousands):



                                                                                           March 31,      December 31,
                                                                                              1998            1997
                                                                                           ---------     ------------
       Accounts payable
         Related parties                                                                   $  19,244       $  15,382
         Trade creditors                                                                      28,163          28,531
       Property and single business taxes                                                     25,684          12,379
       Other                                                                                   2,218           2,650
                                                                                           ---------       ---------

       Total                                                                               $  75,309       $  58,942
                                                                                           =========       =========


(6)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):


                                                                                            March 31,     December 31,
                                                                                              1998             1997
                                                                                           ---------     ------------
       Financing obligation, maturing through 2015, effective interest rate of approximately 8.7%, payable in semi-annual installments of principal and interest, secured by property, plant and
       equipment                                                                          $1,877,519       $1,929,241

       Less current portion                                                                 (102,522)        (140,950)
                                                                                          ----------       ----------

       Total long-term debt                                                               $1,774,997       $1,788,291
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

     Interest and fees incurred related to long-term debt arrangements during the three months ended March 31, 1998 and 1997 were $41.1 million and $43.3 million, respectively. Interest and fees paid for the three months ended March 31, 1998 and 1997 were $85.2 million and $88.7 million, respectively.


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

         PPA - Jurisdictional Allocation
         On February 23, 1995, the MPSC in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding, "1993 Reconciliation Case," conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction) (the "Jurisdictional Issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue has become final. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $47,000 per month in 1998). MCV released to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the Jurisdictional Issue. MCV has not recognized any of these amounts related to this Jurisdictional Issue as operating revenues.

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

         PPA - Additional 325 MW
         In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue which the MPSC deferred to the 1996 PSCR Plan Case. In the 1996 PSCR Plan Case, which is subject to further

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $.7 million for the first three months of 1998 and $2.8 million for the year 1997, for energy delivered above the off-peak cap, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding, the 1996 PSCR Plan Case or subsequent PSCR proceedings.

         PPA - 1998 PSCR Rate Freeze
         On January 14, 1998, the MPSC issued a ruling suspending Consumers annual PSCR Plan and Reconciliation Cases and set a PSCR "rate freeze" effective January 1, 1998. This PSCR rate freeze is subject to a final adjustment in Consumers' 1997 PSCR Reconciliation Case, which is in progress. This case will determine the level at which Consumers' PSCR rates will be frozen during the period 1998 through 2001. Beginning with the payment of the March 1998 invoice, Consumers began paying
         MCV fixed energy payments based upon MCV's availability up to 915 MW and on deliveries above 915 MW. MCV disputes Consumer's contention that availability based payments occur only up to 915 MW and is presently discussing this issue with Consumers. MCV has recognized the fixed energy payment based on availability up to the caps in the 915 MW Settlement Order and on deliveries above 915 MW as operating revenues. At this time, MCV Management cannot predict the outcome of this issue.

         PPA - Other Issues
         In 1997, Consumers informed MCV of several other potential payment issues it may pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues relate to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). Consumers has estimated that the financial impact of these issues for 1996 would decrease MCV's operating revenues by an estimated $2.5 million. In addition, Consumers notified MCV that it does not believe that MCV can use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers has also indicated that they may take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the gas turbine generators ("GTGs"). MCV has recognized amounts related to the above issues as operating revenues, except for revenues associated with the band width (currently averaging approximately $8,000 per month in 1998). MCV Management continues to review Consumers positions on the above issues and cannot predict the outcome of these issues.

     GTG Equipment Problems

     In January 1996, several of the GTGs experienced severe cracking in the hot gas casings, which in some cases caused extensive damage to the turbine blades and vanes. MCV and ABB Power have identified and modified each of the GTGs to eliminate the problems and have implemented a program of hot gas path inspections for all GTGs, which are currently being performed every 2,000 hours. MCV and ABB Power continue to address reliability issues to alleviate future outages, and MCV believes that with the modifications that have been made to date there should be no significant future impacts on plant availability or efficiency, although no assurance can be given that additional equipment problems will not occur.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(8)  PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at March 31, 1998, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of March 31, 1998 and 1997, and for each of the three month periods ended March 31, (in thousands).


    Equity Partner, Type of
      Partner and Nature of      Equity
          Related Party          Interest   Interest    Related Party Transactions and Agreements         1998       1997
-------------------------------- ---------- -------- -----------------------------------------------    --------   --------
CMS Midland, Inc.                $143,993   49.0%    Power purchase agreement                           $149,262   $151,016
  General Partner;                                   Purchases under gas transportation agreements         2,414      2,405
  wholly-owned                                       Purchases under spot gas agreements                     180        132
  subsidiary of Consumers                            Purchases under gas supply agreements                 2,149      3,132
  Energy Company (formerly                           Gas storage agreement                                   641        641
  Consumers Power Company)                           Land lease/easement agreements                          150        150
                                                     Accounts receivable                                  52,441     52,100
                                                     Accounts payable                                     11,385     10,209
                                                     Gas exchanges                                           807        470

The Dow Chemical Company           35,027    7.5     Steam and electric power agreement                   10,682     13,190
  Limited Partner                                    Steam purchase agreement - Dow Corning Corp
                                                     (affiliate)                                             950        995
                                                     Purchases under demineralized water supply
                                                     agreement                                             1,851      2,137
                                                     Accounts receivable                                   1,966      6,523
                                                     Accounts payable                                        576      1,698
                                                     Standby and backup fees                                 188        214

Source Midland Limited             47,852   18.1     SMLP - Under Ownership of MCNIC Power Company
Partnership                                          ---------------------------------------------
  ("SMLP") General Partner;                          Purchases under spot gas agreements                   2,089         --
  wholly-owned limited                               Purchases under gas supply agreements                 3,087         --
  partnership of                                     Accounts payable                                      2,908         --
  MCN Energy Group Inc. (1)                          Partner cash withdrawal (including accrued
                                                     interest) (2)                                        12,091         --

                                                     SMLP - Under Ownership of Pan Energy Corp
                                                     Purchases under gas transportation agreements            --      3,644
                                                     Accounts payable                                         --      1,351

Coastal Midland, Inc.              28,711   10.9     Purchases under gas transportation agreements         3,490      3,514
  General Partner; wholly-owned                      Purchases under spot gas agreement                    4,811        320
  subsidiary of The Coastal                          Purchases under gas supply agreement                    493      1,376
  Corporation                                        Gas agency agreement                                    382        435
                                                     Deferred reservation charges under gas purchase       4,925      3,940
                                                     agreement
                                                     Accounts receivable                                   2,765          4
                                                     Accounts payable                                      4,112      3,528
                                                     Gas exchanges                                         3,117        152
                                                     Partner cash withdrawal (including accrued            8,302         --
                                                     interest) (2)

MEI Limited Partnership            23,926    9.1     Gas turbine maintenance and spare parts
  General Partner; affiliate of                      agreement                                            10,251      8,265
  ASEA Brown Boveri, Inc.                            Accounts payable                                         90        280
                                                     Partner cash withdrawal (including accrued
                                                     interest) (2)                                            --      4,339

Micogen Limited Partnership        11,963    4.5     Partner cash withdrawal (including accrued
  Limited Partner; affiliate of                      interest) (2)                                            --      1,950
  Fluor Corporation (3)

C-E Midland Energy, Inc.            2,392     .9     Service Agreement                                       602        583
  Limited Partner; affiliate                         Accounts Payable                                        174        168
  of ASEA Brown Boveri, Inc.

Alanna Corporation                  1 (4)   .00001   Note receivable                                           1          1
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation

(1) On May 16, 1997, MCNIC Power Company acquired all of the partnership interests in Source Midland Limited Partnership ("SMLP") from PanEnergy Corp. The SMLP amounts listed Under Ownership of MCNIC Power Company are as of March 31, 1998 and for the three month period ended March 31, 1998. The SMLP amounts listed Under Ownership of PanEnergy Corp. are as of March 31, 1997 and for the three month period ended March 31, 1997.
(2) In exchange for a letter of credit pursuant to the Participation Agreement, recorded as notes receivables.
(3) On April 30, 1998, Coastal Midland, Inc. and an affiliate of The Coastal Corporation acquired all of the partnership interests in Micogen Limited Partnership from Fluor Corporation.
(4) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

       Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1997 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):


                                                               Three Months Ended
                                                                    March 31,
                                                          ---------------------------
                                                             1998             1997
                                                          ----------       ----------
Operating Revenues                                        $  159,978       $  164,206

Capacity Revenue                                          $  100,338       $  100,369
   PPA Contract Capacity (MW)                                  1,240            1,240
   PPA Availability                                             99.3%            99.3%

Electric Revenue                                          $   52,371       $   55,467
   PPA Delivery as a Percentage of Contract Capacity            88.7%            91.3%
   PPA and SEPA Electric Deliveries (MWh)                  2,509,649        2,579,726
   Average PPA Variable Energy Rate ($/MWh)               $    16.96       $    16.94
   Average PPA Fixed Energy Rate ($/MWh)                  $     3.89       $     4.10

Steam Revenue                                             $    3,451       $    4,552
   Steam Deliveries (Mlbs)                                 1,670,951        1,710,462

Other Revenue                                             $    3,818       $    3,818


Comparison of the Three Months ended March 31, 1998 and 1997

Overview

For the first quarter of 1998, MCV recorded net income of $16.6 million as compared to net income of $29.2 million for the first quarter of 1997. The decrease in first quarter 1998 earnings is the result of the 1997 change in method of accounting for property taxes (the cumulative effect on prior years of this change increased earnings for the first quarter of 1997 by $15.5 million). This decrease was partially offset by lower interest expense on MCV's financing obligation and the accrual of an interest refund from Great Lakes Gas Transmission.

Operating Revenues

For the first quarter of 1998, MCV's operating revenues decreased $4.2 million from the first quarter of 1997. This decrease was due primarily to lower electric and steam revenues generated under the SEPA with Dow due to the gas tolling credit. Dow is entitled to the credit when Dow exercises its option to provide the gas necessary to generate Dow's take of steam and electricity, subject to certain limitations and conditions. This decline in revenue is largely offset by a decline in fuel costs. Also contributing to the lower electric revenues were lower electric deliveries under the PPA with Consumers, resulting from Consumers change to economic dispatch of the facility (See Part 1, Item 2, MD&A, "Outlook - Operating Outlook").

Operating Expenses

For the first quarter of 1998, MCV's operating expenses were $108.0 million, which includes $65.6 million of fuel costs. During this period, MCV purchased approximately 23.0 billion cubic feet ("bcf") of natural gas, of which .4 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 23.4 bcf, of which .8 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first quarter of 1998 was $2.40 per million British thermal units ("MMBtu"). For the first quarter of 1997, MCV's operating expenses were $111.3 million, which includes $69.2 million of fuel costs. During this period, MCV purchased approximately
20.7 bcf of natural gas and an additional 3.1 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 23.8 bcf. The average commodity cost of fuel for the first quarter of 1997 was $2.45 per MMBtu. Fuel costs for the first quarter of 1998 compared to 1997 decreased $3.6 million. This decrease was primarily due to lower gas usage resulting from Dow's providing of gas to generate part of its take of steam and electricity and a lower overall electric dispatch. Also contributing to this decrease, was a lower 1998 average cost of gas due to increased purchases of lower cost gas on the spot market.

For the first quarter of 1998, operating expenses other than fuel costs increased $.2 million from the first quarter of 1997, primarily resulting from normal fluctuations in expenses incurred during these periods to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income in the first quarter of 1998 compared to 1997 reflects the accrual of an interest income refund due from Great Lakes Gas Transmission, pursuant to a Federal Appeals Court decision made in January, 1998. The decrease in interest expense in the first quarter of 1998 from the first quarter of 1997 is due to a lower principal balance on MCV's financing obligation.

Cumulative Effect of Accounting Change

Effective January 1, 1997, MCV changed its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment for services and those services provided by the taxing authorities. Prior to January 1, 1997, the Partnership expensed property taxes monthly during the year following the assessment date (December 31). The cumulative effect on prior years of this change increased earnings for the three months ended March 31, 1997 by approximately $15.5 million.

Liquidity and Financial Resources

During the first three months of 1998 , net cash generated by MCV's operations was $1.7 million while net cash used for the first three months of 1997 was $29.2 million. The primary use of cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next seventeen years. In January 1998 and 1997, MCV paid the basic rent requirements of $136.9 million and $117.7 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At March 31, 1998, the borrowing base was $48.0 million. The Working Capital Facility term currently extends to August 31, 1999. MCV did not utilize the Working Capital Facility during the first three months of 1998, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of March 31, 1998, there was $284.5 million (which includes $68.0 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Operating Outlook. Approximately 65% of PPA revenues are capacity payments which are based on the Facility's availability. PPA availability was 99.3% for the first three months of 1998, 98.9% in 1997 and 96.4% in 1996. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to exceed 90%.

On March 13, 1998, MCV received notice from Consumers that it would begin dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources, instead of at the higher dispatch levels experienced over the past several years. MCV consequently expects both electric operating revenues and operating costs to decline. However, MCV Management does not expect this change to have a material impact on MCV's financial position or results of operations.

GTG Equipment Problems. In January 1996, several of the gas turbine generators "GTGs" experienced severe cracking in the hot gas casings, which in some cases caused extensive damage to the turbine blades and vanes. MCV and ABB Power have identified and modified each of the GTGs to eliminate the problems and have implemented a program of hot gas path inspections for all GTGs, which are currently being performed every 2,000 hours. MCV and ABB Power continue to address reliability issues to alleviate future outages, and MCV believes that with the modifications that have been made to date there should be no significant future impacts on plant availability or efficiency, although no assurance can be given that additional equipment problems will not occur.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through March 1998, the energy charge (fixed and variable) paid to MCV has declined by .22 cents per kWh, while the average variable cost of delivered fuel for the period 1990 - 1997, has risen by $0.21 per MMBtu.

The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel (contract prices generally escalate at either the total PPA energy charge or 4% per year). The difference could be further exacerbated in approximately two years as MCV's gas contracts begin to expire if the cost of replacement fuel is materially higher than the prices in the expiring contracts.

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

      PPA - Jurisdictional Allocation. On February 23, 1995, the Michigan Public Service Commission ("MPSC") in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding, "1993 Reconciliation

      Case" conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction) (the "Jurisdictional Issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue has become final. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $47,000 per month in 1998). MCV released to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December
      1996), subject to a final resolution between MCV and Consumers of the Jurisdictional Issue. MCV has not recognized any of these amounts related to this Jurisdictional Issue as operating revenues.

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

      PPA - Additional 325 MW. In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue which the MPSC deferred to the 1996 PSCR Plan Case. In the 1996 PSCR Plan Case, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $.7 million for the first three months of 1998 and $2.8 million for the year 1997, for energy delivered above the off-peak cap, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding, the 1996 PSCR Plan Case or subsequent PSCR proceedings.

         PPA - Other Issues. In 1997, Consumers informed MCV of several other potential payment issues it may pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues relate to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). Consumers has estimated that the financial impact of these issues for 1996 would decrease MCV's operating revenues by an estimated $2.5 million. In addition, Consumers notified MCV that it does not believe that MCV can use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers has also indicated that they may take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs. MCV has recognized amounts related to the above issues as operating revenues, except for revenues associated with the band width (currently averaging approximately $8,000 per month in 1998). MCV Management continues to review Consumers positions on the above issues and cannot predict the outcome of these issues.

Michigan Electric Industry Restructuring Proceedings. On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. After public hearings and contested case hearings the MPSC issued its initial order on June 5, 1997, intermediate orders in related dockets on October 29, 1997, its final order on January 14, 1998, and a clarification order on February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they generally provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The MPSC ordered a phased-in program (from 1998 through 2001) for this competitive regime known as "direct access" whereby all customers (industrial, commercial and residential) would be eligible to select the power supplier of their choice. The MPSC also addressed many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The two issues involved in this restructuring which could impact MCV the most are contract sanctity and stranded cost recovery. On the issue of contract sanctity, the Restructuring Orders indicate that it was not the intent of the MPSC to take any action that would affect the contractual rights of QFs, including MCV. On the issue of stranded cost recovery, the Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs including capacity charges previously approved by the MPSC in power contracts incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) may be limited to the period 1998 through 2007 (MCV's PPA expires in 2025). The Restructuring Orders do not specifically address the issue of stranded cost recovery after 2007. In addition, the Restructuring Orders permitted Consumers to elect to suspend the PSCR process and freeze its PSCR rate factor through which charges under the PPA are recovered from retail customers. The MPSC has suspended the annual PSCR (Plan and Reconciliation Case) process indefinitely, and froze Consumers PSCR rate factor, at Consumers' request. The suspension of the PSCR process and the PSCR "rate freeze" was effective January 1, 1998. This PCSR rate freeze is subject to the final outcome of Consumers' 1997 PSCR Reconciliation Case which is in progress. This case will determine the level at which Consumers' PSCR rates will be frozen during the period 1998 through 2001.

In the restructuring cases before the MPSC, MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA. MCV, as well as others, has filed an appeal of the MPSC Restructuring Orders in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. MCV's complaint seeks, among other things, a declaration that the Restructuring Orders are preempted by PURPA to the extent that they fail to provide for assured retail rate recovery of payments made by Consumers to MCV pursuant to PURPA and an injunction barring enforcement of the Restructuring Orders to the extent they are preempted by PURPA. MCV is a party in the 1997 PSCR Reconciliation Case. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

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

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances. Such termination would likely lead to a loss of QF status for the Facility. Dow and DCC steam purchases for the first three months of 1998 averaged 773,589 lbs/hr reflecting, in part, the relatively high usage of steam related to cold weather. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage.

MCV believes that, given projected levels of steam and electricity sales, and through diligent management of the issue, the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1997, MCV achieved an Efficiency Percentage of 45.7% and a Thermal Percentage of 16.0%. In the first quarter of 1998 MCV achieved an Efficiency Percentage of 45.4% and a Thermal Percentage of 18.9%.

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

See Part I, Item 1, "Financial Statements and Supplementary Data -- Notes 1 and 7 to the Condensed Notes to Unaudited Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

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

On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to MPSC jurisdiction) resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "Jurisdictional Issue"). On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC Order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue has become final. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $47,000 per month in 1998). MCV released to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the Jurisdictional Issue. MCV has not recognized any of these amounts related to the Jurisdictional Issue as operating revenues.

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

On September 8, 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers related to three cases: Case No. U-10685, Consumers' electric general rate case; Case No. U-10787, Consumers' request for approval of a special competitive services tariff (Rate SCS); and Case No. U-10754, Consumers' application for approval of revised depreciation rates for electric and common utility plant. MCV was a party to the consolidated proceeding. The settlement agreement proposed approving the jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC with recovery from Consumers retail customers to begin January 1, 1996. The initial average capacity charge recovered would be 2.86 cents per kWh escalating to 3.62 cents per kWh in 2004 and thereafter. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January
1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue, which the MPSC deferred to the 1996 PSCR Plan Case. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the proceeding paragraph and Consumers has paid to MCV approximately $.7 million for the first three months of 1998 and $2.8 million for the year 1997, for energy delivered above the off-peak cap, subject to a final decision upholding the 325 MW Settlement Order on this issue. The $1.0 million escrowed in 1994 and 1995 remains in escrow. MCV has not recognized any of these amounts related to the off-peak issue as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding, the 1996 PSCR Plan Case or subsequent PSCR proceedings.

Michigan Electric Industry Restructuring Proceedings

On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. After public hearings and contested case hearings the MPSC issued its initial order on June 5, 1997, intermediate orders in related dockets on October 29, 1997, its final order on January 14, 1998, and a clarification order on February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they generally provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The MPSC ordered a phased-in program (from 1998 through 2001) for this competitive regime known as "direct access" whereby all customers (industrial, commercial and residential) would be eligible to select the power supplier of their choice. The MPSC also addressed many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The two issues involved in this restructuring which could impact MCV the most are contract sanctity and stranded cost recovery. On the issue of contract sanctity, the Restructuring Orders indicate that it was not the intent of the MPSC to take any action that would affect the contractual rights of QFs, including MCV. On the issue of stranded cost recovery, the Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs including capacity charges previously approved by the MPSC in power contracts incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) may be limited to the period 1998 through 2007 (MCV's PPA expires in 2025). The Restructuring Orders do not specifically address the issue of stranded cost recovery after 2007. In addition, the Restructuring Orders permitted Consumers to elect to suspend the PSCR process and freeze its PSCR rate factor through which charges under the PPA are recovered from retail customers. The MPSC has suspended the annual PSCR (Plan and Reconciliation Case) process indefinitely and froze Consumers PSCR rate factor, at Consumers' request. The suspension of the PSCR process and the PSCR "rate freeze" was effective January 1, 1998. This PSCR rate freeze is subject to the final outcome of Consumers' 1997 PSCR Reconciliation Case which is in progress. This case will determine the level at which Consumers' PSCR rates will be frozen during the period 1998 through 2001.

In the restructuring cases before the MPSC, MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA. MCV, as well as others, has filed an appeal of the MPSC Restructuring Orders in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. MCV's complaint seeks, among other things, a declaration that the Restructuring Orders are preempted by PURPA to the extent that they fail to provide for assured retail rate recovery of payments made by Consumers to MCV pursuant to PURPA and an injunction barring enforcement of the Restructuring Orders to the extent they are preempted by PURPA. MCV is a party in the 1997 PSCR Reconciliation Case. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

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

Property Tax Appeal

In 1997, MCV filed a property tax appeal contesting the assessed value of MCV's property for 1997 taxes, which is pending before the Michigan Tax Tribunal. MCV expects to file such an appeal for 1998 taxes. MCV Management cannot predict the outcome of these proceedings.

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




                                        MIDLAND COGENERATION VENTURE
                                            LIMITED PARTNERSHIP
                                        -------------------------------------
                                                (Registrant)




Dated:  May 13, 1998                    /s/ James M. Kevra
        ------------                    ------------------------------------
                                               James M. Kevra
                                        President and Chief Executive Officer




Dated:  May 13, 1998                    /s/ James M. Rajewski
        ------------                    ------------------------------------
                                                James M. Rajewski
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                 Exhibit Index


Exhibit
Number                      Description
-------                     -----------
27                          Financial Data Schedule