Form 10-Q
period 1998-06-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1998-08-11
CIK 869905

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    -----------------------

Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                              38-2726166
           --------                                          -------------------
 State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


 100 PROGRESS PLACE, MIDLAND, MICHIGAN                              48640
 -------------------------------------                        ------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code               (517) 839-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

                        PART I. FINANCIAL INFORMATION
                         Item 1. Financial Statements

               MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                      CONSOLIDATED BALANCE SHEETS AS OF
                                (In Thousands)





                                                                                         June 30,           December 31,
ASSETS                                                                                    1998                  1997
                                                                                       (Unaudited)
                                                                                      ------------         ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                                           $   229,285          $   222,365
   Restricted cash and cash equivalents                                                     12,541               12,161
   Accounts and notes receivable                                                            97,464               93,674
   Gas inventory                                                                            12,573               12,910
   Unamortized property taxes                                                               28,679               16,097
   Prepaid expenses and other                                                                4,537                4,578
                                                                                       -----------          -----------
     Total current assets                                                                  385,079              361,785
                                                                                       -----------          -----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                         2,381,454            2,439,651
   Pipeline                                                                                 21,222               21,222
                                                                                       -----------          -----------
     Total property, plant and equipment                                                 2,402,676            2,460,873

   Accumulated depreciation                                                               (605,685)            (640,170)
                                                                                       -----------          -----------
     Net property, plant and equipment                                                   1,796,991            1,820,703
                                                                                       -----------          -----------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                                       138,486              138,898
   Deferred financing costs, net of accumulated amortization of
        $9,900 and $9,358, respectively                                                      8,677                9,219
   Prepaid gas costs, materials and supplies                                                20,913               20,666
                                                                                       -----------          -----------
     Total other assets                                                                    168,076              168,783
                                                                                       -----------          -----------


TOTAL ASSETS                                                                           $ 2,350,146          $ 2,351,271
                                                                                       ===========          ===========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                            $    73,825          $    58,942
   Interest payable                                                                         82,899               85,183
   Current portion of long-term debt                                                       102,522              140,950
                                                                                       -----------          -----------
     Total current liabilities                                                             259,246              285,075
                                                                                       -----------          -----------

NON-CURRENT LIABILITIES:
   Long-term debt                                                                        1,774,997            1,788,291
   Other                                                                                       820                  684
                                                                                       -----------          -----------
     Total non-current liabilities                                                       1,775,817            1,788,975
                                                                                       -----------          -----------

CONTINGENCIES (Note 7)

TOTAL LIABILITIES                                                                        2,035,063            2,074,050
                                                                                       -----------          -----------

PARTNERS' EQUITY                                                                           315,083              277,221
                                                                                       -----------          -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                                 $ 2,350,146          $ 2,351,271
                                                                                       ===========          ===========


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)





                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                               ---------------------------------    ---------------------------------
                                                    1998              1997              1998               1997
                                               ---------------    --------------    --------------    ---------------
OPERATING REVENUES:
   Capacity                                    $ 101,474          $ 100,624          $ 201,812          $ 200,993
   Electric                                       48,046             53,311            100,417            108,778
   Steam and other                                 6,425              6,415             13,694             14,785
                                               ---------          ---------          ---------          ---------

     Total operating revenues                    155,945            160,350            315,923            324,556
                                               ---------          ---------          ---------          ---------

OPERATING EXPENSES:
   Fuel costs                                     59,329             62,923            124,942            132,128
   Depreciation                                   22,954             26,130             49,558             52,337
   Operations                                      3,666              3,849              7,705              8,194
   Maintenance                                     3,211              3,293              5,983              6,205
   Property and single business taxes              6,427              6,981             12,837             13,449
   Administrative, selling and general             2,422              1,992              4,934              4,183
                                               ---------          ---------          ---------          ---------

     Total operating expenses                     98,009            105,168            205,959            216,496
                                               ---------          ---------          ---------          ---------

OPERATING INCOME                                  57,936             55,182            109,964            108,060
                                               ---------          ---------          ---------          ---------

OTHER INCOME (EXPENSE):
   Interest and other income                       5,509              5,222             11,534              9,544
   Interest expense                              (42,227)           (44,503)           (83,636)           (88,076)
                                               ---------          ---------          ---------          ---------

     Total other income (expense), net           (36,718)           (39,281)           (72,102)           (78,532)
                                               ---------          ---------          ---------          ---------

INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                              21,218             15,901             37,862             29,528

Cumulative effect on prior years (to
   December 31, 1996) of change in method of
   accounting for property taxes (Note 3)             --                 --                 --             15,533
                                               ---------          ---------          ---------          ---------

NET INCOME                                     $  21,218          $  15,901          $  37,862          $  45,061
                                               =========          =========          =========          =========

  The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)




                                                                                 Six Months Ended
                                                                                  June 30, 1998
                                                            -----------------------------------------------------------
                                                              General                Limited
                                                              Partners               Partners                Total
                                                            -------------          -------------          -------------

       BALANCE, BEGINNING OF PERIOD                          $ 229,992              $  47,229              $  277,221


       Net income                                               32,963                  4,899                  37,862


                                                             ---------              ---------               ---------
       BALANCE, END OF PERIOD                                $ 262,955              $  52,128               $ 315,083
                                                             =========              =========               =========


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)



                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                  --------------------------------------
                                                                                        1998                 1997
                                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  37,862           $  45,061

   Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization                                                        50,100              52,908
   Cumulative effect of change in accounting principle                                      --             (15,533)
   Increase in accounts and notes receivable                                            (3,790)             (1,607)
   Decrease in gas inventory                                                               337               3,372
   Increase in unamortized property taxes                                              (12,582)            (12,781)
   Decrease (increase) in prepaid expenses and other                                        41              (2,582)
   Increase in prepaid gas costs, materials and supplies                                  (247)            (15,325)
   Increase in accounts payable and accrued liabilities                                 14,883               7,853
   Decrease in interest payable                                                         (2,284)             (1,282)
   Increase in other non-current liabilities                                               136                 142
                                                                                     ---------           ---------

     Net cash provided by operating activities                                          84,456              60,226
                                                                                     ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant and equipment                            (25,846)            (20,646)
                                                                                     ---------           ---------

     Net cash used in investing activities                                             (25,846)            (20,646)
                                                                                     ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                   (51,722)            (29,040)
   Decrease in restricted non-current cash and cash equivalents                             --               3,044
   Maturity of restricted investment securities held-to-maturity                       145,093                  --
   Purchase of restricted investment securities held-to-maturity                      (144,681)                 --
                                                                                     ---------           ---------

     Net cash used in financing activities                                             (51,310)            (25,996)
                                                                                     ---------           ---------

NET INCEASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT
                                                                                         7,300              13,584

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING
   OF PERIOD                                                                           234,526             224,000

                                                                                     ---------           ---------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF
   PERIOD                                                                            $ 241,826           $ 237,584
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

     In 1992, MCV acquired the outstanding common stock of PVCO Corp., a previously inactive company. MCV and PVCO Corp. entered into a partnership agreement to form MCV Gas Acquisition General Partnership ("MCV GAGP") for the purpose of buying and selling natural gas on the spot market and other transactions involving natural gas activities. Currently, MCV GAGP is not actively engaged in any business activity.

     The Facility is designed to provide approximately 1,370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. MCV has contracted to supply up to 1,240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company ("Consumers") for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' honoring its obligations under the Power Purchase Agreement ("PPA") with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the six months ended June 30, 1998, the Facility achieved a Thermal Percentage of 17.6% and a PURPA Efficiency Percentage of 45.5%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that given projected levels of steam and electricity sales, coupled with continued diligent operating practices, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1998. MCV meets the ownership limitations of PURPA.

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

     At both the state and federal level, efforts continue on restructuring the electric industry. In Michigan, the Michigan Public Service Commission ("MPSC") has entered a final order permitting customers to choose their power provider over a four-year phase-in period beginning in 1998. Similar efforts, in the form of proposed legislation, exist at the federal level. Two issues generally involved in these restructuring efforts which could impact MCV the most are stranded assets or transition cost recovery for utilities and contract (PPA) sanctity. Over 90% of MCV's revenues come from sales pursuant to the PPA. To date, these restructuring efforts have not negatively impacted MCV, but if the final order of the MPSC is construed so as to deny stranded cost recovery of above-market PPA costs, and such order is not reversed on appeal, MCV cashflows may be negatively impacted especially in the period after 2007. MCV, as well as others, has filed an appeal of the MPSC restructuring orders in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the restructuring orders. MCV continues to monitor and participate in these matters, as appropriate and to evaluate potential impacts on both cashflows and recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.


(2)  SIGNIFICANT ACCOUNTING POLICIES

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of June 30, 1998 and December 31, 1997, have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 6 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

     Forward Foreign Exchange Contracts

     An amended service agreement (the "amended Service Agreement") was entered into between MCV and ABB Power Generation ("ABB Power"), under which ABB Power provides hot gas path parts for MCV's twelve gas turbines through the sixth series of major gas turbine generator ("GTG") inspections, which are expected to be completed by year 2008. The payments due to ABB Power under this amended Service Agreement are adjusted annually based on the ratio of the U.S. dollar to Swiss franc currency exchange rate. MCV maintains a foreign currency hedging program to be used only with respect to MCV payments subject to foreign currency exposure under the amended Service Agreement.

     To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Standards ("SFAS") 52 "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. As of June 30, 1998, MCV had forward purchase contracts involving Swiss francs in the notional amount of $5.0 million, with a deferred $39,000 loss, recorded in prepaid expenses and other. On December 29, 1997, MCV closed out the forward purchase contracts involving Swiss francs in the notional amount of $10.0 million, resulting in a deferred $.2 million gain, recorded in current liabilities.

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

     Cash is deposited with the broker in a margin account, at the time future or option contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $2.2 million and $1.6 million as of June 30, 1998 and December 31, 1997, respectively. MCV's deferred gains and losses on future and option contracts, recorded in current liabilities, will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. MCV had net open futures and options contracts of .3 Bcf with a deferred loss of $.1 million as of both June 30, 1998 and December 31, 1997. In addition, MCV recorded approximately $.2 million in net deferred losses on contracts closed prior to June 30, 1998, related to July-October 1998 purchase commitments, and had approximately $.6 million in net deferred gains on contracts closed prior to December 31, 1997, related to January and February 1998 purchase commitments.

     Interest Rate Swap Hedges

     To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts. These agreements will maximize the yield on MCV's investments and minimize the impact of fluctuating interest rates.

     In December 1997, MCV entered into an interest rate swap hedge in the notional amount of $20 million, with the period of performance from April 1, 1998 through December 1, 2002. Cash was deposited with the broker at the time the interest rate swap was initiated. The change in market value of this contract requires adjustment of the margin account balance. The margin balance recorded in prepaid expenses and other, was $200,000 and $25,000, as of June 30, 1998 and December 31, 1997, respectively. The difference between the amounts received and paid under the interest rate swap transaction is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement. As of June 30, 1998, MCV had an immaterial loss under this interest rate swap hedge.

     Depreciation

     Effective January 1, 1998, MCV prospectively revised its useful lives of the gas turbines and certain related capital spares, to more closely reflect the economic useful lives of these assets. These assets are serviced and maintained by ABB Power under the amended Service Agreement, which will extend through the sixth series of major GTG inspections, with expected coverage through year 2008. The effect of this change in accounting estimate will result in a decrease to operating expenses of approximately $8.9 million for the year ending December 31, 1998.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



     New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. MCV is currently studying the impact of SFAS No. 133, but at this time, does not expect the application of this standard to materially affect its financial position or results of operations.


(3)  CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES

     Effective January 1, 1997, MCV changed its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment for services and those services provided by the taxing authorities. Prior to January 1, 1997, the Partnership expensed property taxes monthly during the year following the assessment date (December 31). The cumulative effect of this change in accounting for property taxes increased earnings for the six months ended June 30, 1997, by approximately $15.5 million. The pro forma effect on 1997 and prior years' consolidated net income, including all interim periods, of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.


(4)  RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES
     HELD-TO-MATURITY

     Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):



                                                                             June 30,              December 31,
                                                                               1998                    1997
                                                                          ---------------         ---------------
       Current:
       Funds restricted for plant modifications                           $       12,541          $       12,161
                                                                          ==============          ==============

       Non-current:
       Funds restricted for rental payments pursuant to the Overall
         Lease Transaction                                                $      137,664          $      138,242

       Funds restricted for management non-qualified plans                           822                     656
                                                                          --------------          --------------

       Total                                                              $      138,486          $      138,898
                                                                          ==============          ==============

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




(5)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of (in thousands):



                                                                             June 30,              December 31,
                                                                               1998                    1997
                                                                          ---------------         ---------------
       Accounts payable
         Related parties                                                  $        26,521         $        15,382
         Trade creditors                                                           20,052                  28,531
       Property and single business taxes                                          25,485                  12,379
       Other                                                                        1,767                   2,650
                                                                          ---------------         ---------------

       Total                                                              $        73,825         $        58,942
                                                                          ===============         ===============


(6)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):


                                                                             June 30,              December 31,
                                                                               1998                    1997
                                                                          ---------------         ---------------
       Financing obligation, maturing through 2015, effective interest rate of approximately 8.7%, payable in semi-annual installments of principal and interest, secured by property, plant and
       equipment                                                          $     1,877,519          $    1,929,241

       Less current portion                                                      (102,522)               (140,950)
                                                                          ---------------         ---------------

       Total long-term debt                                               $     1,774,997          $    1,788,291
                                                                          ===============         ===============


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

     Interest and fees incurred related to long-term debt arrangements during the six months ended June 30, 1998 and 1997 were $83.0 million and $87.5 million, respectively. Interest and fees paid for the six months ended June 30, 1998 and 1997 were $85.3 million and $88.7 million, respectively.


(7)  CONTINGENCIES

     PPA - "Regulatory Out" Provision

     Under the "regulatory out" provision of the PPA, Consumers may, under certain conditions, be relieved of paying capacity and/or energy charges to MCV to the extent the MPSC does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity payments

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




     to MCV below an average rate of 3.77 cents per kWh for available contract capacity as a result of a regulatory disallowance.

         PPA - Jurisdictional Allocation
         On February 23, 1995, the MPSC in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding, "1993 Reconciliation Case," conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction) (the "Jurisdictional Issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue has become final since MCV's application to appeal was denied by the Michigan Supreme Court in January 1998. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $35,000 per month in 1998). MCV released to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December
         1996), subject to a final resolution between MCV and Consumers of the Jurisdictional Issue. MCV has not recognized any of these amounts related to this Jurisdictional Issue as operating revenues.

         PPA - Fixed Energy Payments for Deliveries Above the Caps
         The MPSC ruled in the 1993 through 1997 Reconciliation and/or Plan Cases that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap ("the off-peak cap issue"). MCV and Consumers appealed the MPSC orders for both the years 1993 and 1994 to the Michigan Court of Appeals, and in the 1993 Reconciliation and 1994 Plan Cases the Michigan Court of Appeals affirmed the MPSC's decisions. MCV believes these rulings are erroneous and petitioned the Michigan Supreme Court to review the off-peak cap issue in the 1993 Reconciliation and 1994 Plan Cases. During 1998, the Michigan Supreme Court denied MCV's petition for review of the 1993 Reconciliation and 1994 Plan Cases, thus, these cases are now final. Other PSCR Plan and/or Reconciliation Cases for the years 1996 and 1997 are pending before the MPSC which involve this same issue. Consumers escrowed approximately $2.8 million for 1996 and $1.0 million for the period 1994 and 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues.

         PPA - Additional 325 MW
         In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC. In November 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue which the MPSC deferred to the 1996 PSCR Plan Case. In the 1996 PSCR Plan Case, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. As a result of the approval of the 325

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



         MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $1.4 million for the first six months of 1998 and $2.8 million for the year 1997, for energy delivered above the off-peak cap, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding, the 1996 PSCR Plan Case, subsequent PSCR proceedings, or appeals, if any.

         PPA - 1998 PSCR Rate Freeze
         On January 14, 1998, the MPSC issued a ruling suspending Consumers annual PSCR Plan and Reconciliation Cases and set a PSCR "rate freeze" effective January 1, 1998. This PSCR rate freeze is subject to a final adjustment in Consumers' 1997 PSCR Reconciliation Case, which is in progress. This case will determine the level at which Consumers' PSCR rates will be frozen during the period 1998 through 2001. Beginning with the payment of the March 1998 invoice, Consumers began paying MCV fixed energy payments based upon MCV's availability up to 915 MW and on deliveries above 915 MW, rather than the higher level established in the PSCR rate freeze. MCV disputes Consumer's contention that availability based payments occur only up to 915 MW and is continuing to discuss this issue with Consumers. MCV has recognized the fixed energy payment based on availability up to the caps in the 915 MW Settlement Order and on deliveries above 915 MW as operating revenues. At this time, MCV Management cannot predict the outcome of this issue.

         PPA - Other Issues
         In 1997, Consumers informed MCV of several other potential payment issues it may pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues relate to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). Consumers has estimated that the financial impact of these issues for 1996 would decrease MCV's operating revenues by an estimated $2.5 million. In addition, Consumers notified MCV that it does not believe that MCV can use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers has also indicated that they may take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs. MCV has recognized amounts related to the above issues as operating revenues, except for revenues associated with the band width (currently averaging approximately $7,000 per month in 1998). MCV Management continues to review Consumers positions on the above issues and cannot predict the outcome of these issues.

     GTG Equipment Problems

     In 1996, several of the GTGs experienced severe cracking in the hot gas casings, which in some cases caused extensive damage to the turbine blades and vanes. MCV and ABB Power have identified and modified each of the GTGs to eliminate the problems and have implemented a program of hot gas path inspections for all GTGs, which are currently being performed every 2,000 hours. MCV and ABB Power continue to address reliability issues to alleviate future outages, and MCV believes that with the modifications that have been made to date there should be no significant future impacts on plant availability or efficiency, although no assurance can be given that additional equipment problems will not occur.

     The cost of casing replacements and modifications is covered by ABB Power (with the exception of insurable events) pursuant to the amended Service Agreement, under which ABB Power is providing hot gas path parts for MCV's twelve gas turbines through the sixth series of major GTG inspections which are expected to be completed by year end 2008.

     MCV's insurance carriers continue to monitor and review all the GTG inspection findings. At this time, MCV currently maintains property insurance policies that include the hot gas casing equipment and are in effect through

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     the second quarter of 1999. Failure to maintain insurance, subject to certain exceptions, not currently applicable, is an Event of Default under the Overall Lease Transaction.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(8)  PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at June 30, 1998, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of June 30, 1998 and 1997, and for each of the six month periods ended June 30, (in thousands).


 Equity Partner, Type of Partner and   Equity
       Nature of Related Party         Interest   Interest    Related Party Transactions and Agreements             1998       1997
------------------------------------------------------------------------------------------------------------------------------------
CMS Midland, Inc.                      $154,390   49.0%   Power purchase agreement                             $294,587    $301,532
  General Partner; wholly-owned                           Purchases under gas transportation agreements           4,791       4,817
  subsidiary of Consumers Energy                          Purchases under spot gas agreements                       487       2,499
  Company (formerly Consumers                             Purchases under gas supply agreements                   3,231       4,635
  Power Company)                                          Gas storage agreement                                   1,282       1,282
                                                          Land lease/easement agreements                            300         300
                                                          Accounts receivable                                    49,406      50,118
                                                          Accounts payable                                       13,596      11,101
                                                          Gas exchanges                                             832       1,268

The Dow Chemical Company                 36,618    7.5    Steam and electric power agreement                     20,630      23,024
  Limited Partner                                         Steam purchase agreement - Dow Corning Corp
                                                          (affiliate)                                             1,700       1,700
                                                          Purchases under demineralized water supply
                                                          agreement                                               3,297       3,816
                                                          Accounts receivable                                     2,407       1,706
                                                          Accounts payable                                          527       1,343
                                                          Standby and backup fees                                   350         403

Source Midland Limited Partnership       51,697   18.1    SMLP - Under Ownership of MCNIC Power Company
  ("SMLP") General Partner; wholly-                       Purchases under spot gas agreements                     4,035         563
  owned limited partnership of MCN                        Purchases under gas supply agreements                   5,735       1,597
  Energy Group Inc. (1)                                   Accounts payable                                        1,761       1,469
                                                          Partner cash withdrawal (including accrued
                                                          interest) (2)                                          14,036          --

                                                          SMLP - Under Ownership of Pan Energy Corp
                                                          Purchases under gas transportation agreements              --       4,648
                                                          Purchases under spot gas agreements                        --         911

Coastal Midland, Inc. ("Coastal")        31,018   10.9    Purchases under gas transportation agreements           6,742       6,849
  General Partner; wholly-owned                           Purchases under spot gas agreement                      7,159       1,687
  subsidiary of The Coastal                               Purchases under gas supply agreement                    1,428       2,306
  Corporation                                             Gas agency agreement                                      728         742
                                                          Deferred reservation charges under gas purchase
                                                          agreement                                               4,925       3,940
                                                          Accounts receivable                                     1,961           -
                                                          Accounts payable                                        3,587       3,305
                                                          Gas exchanges                                           4,111         149
                                                          Partner cash withdrawal (including accrued
                                                          interest) (2)                                          19,520       7,149

MEI Limited Partnership ("MEI") (3)                       MEI - Under Ownership of Coastal and SMLP
  A General and Limited Partner;                          See related party activity listed under Coastal
  50% interest owned by Coastal                           Midland, Inc. and Source Midland Limited Partnership
  Midland, Inc. and 50% interest
  owned by SMLP                                           MEI - Under Ownership of ASEA Brown Boveri, Inc.
      General Partnership Interest       25,850    9.1    Gas turbine maintenance and spare parts agreement      23,377      16,093
      Limited Partnership Interest        2,585     .9    Accounts payable                                           --       2,291
                                                          Partner cash withdrawal (including accrued
                                                          interest) (2)                                              --       4,398

Micogen Limited Partnership              12,924    4.5    MLP - Under Ownership of The Coastal Corporation
   ("MLP") Limited Partner; owned-                        See related party activity listed under Coastal
   by a subsidiary of The Coastal                         Midland Inc.
   Corporation (4)
                                                          MLP - Under Ownership of Fluor Corporation
                                                          Partner cash withdrawal (including accrued
                                                          interest) (2)                                              --       3,062

C-E Midland Energy, Inc. ("C-E") (5)         --   --      C-E  - Under Ownership of ASEA Brown Boveri, Inc.
  Interest in MCV acquired by MEI                         Service Agreement                                       1,252       1,248
  Limited Partnership                                     Accounts Payable                                           --         137

Alanna Corporation                        1 (6)   .00001  Note receivable                                             1           1
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




         Footnotes to Partners' Equity and Related Party Transactions

         (1) On May 16, 1997, MCNIC Power Company acquired all of the partnership interests in Source Midland Limited Partnership ("SMLP") from PanEnergy Corp. The SMLP amounts listed Under Ownership of MCNIC Power Company are as of June 30, 1998 and for the six month period ended June 30, 1998; and as of June 30, 1997 and for the period May 16, 1997 to June 30, 1997. The SMLP amounts listed Under Ownership of PanEnergy Corp. are for the period January 1, 1997 to May 15, 1997.
         (2) Letters of credit have been issued and recorded as notes receivables from various equity partners, pursuant to the Participation Agreement. In the case of SMLP, the amount includes their share of the cash available to MEI Limited Partnership ("MEI"). In the case of Coastal Midland, Inc. ("Coastal"), the amount includes their share of cash available of MEI and Micogen Limited Partnership ("MLP").
         (3) On June 16, 1998, Coastal and SMLP, each acquired a 50% interest in MEI. All MEI related party activity under the ownership of Coastal and SMLP is shown under the equity partners, Coastal and SMLP. All MEI related party activity under the ownership of ASEA Brown Boveri, Inc. is for the period January 1, 1998 to June 16, 1998, and as of June 30, 1997 and for the six month period ended June 30, 1997.
         (4) On April 30, 1998 Coastal and an affiliate of The Coastal Corporation acquired all of the partnership interests in MLP from Fluor Corporation ("Fluor"). All MLP related party activity under the ownership of The Coastal Corporation is shown under the equity partner, Coastal, which is also wholly-owned by The Coastal Corporation. The MLP amount listed Under Ownership of Fluor is as of June 30, 1997.
         (5) C-E Midland Energy, Inc.'s limited partnership interest was acquired by MEI, which was subsequently acquired by Coastal and SMLP. All C-E related party activity under the ownership of ASEA Brown Boveri, Inc. is for the period January 1, 1998 to June 16, 1998, and for the six month period ended June 30, 1997.
         (6) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

       Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1997 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):



                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                         -------------------------------     ------------------------------
                                                             1998              1997             1998              1997
                                                         --------------    -------------    --------------    -------------
Operating Revenues                                         $   155,945      $   160,350       $   315,923      $   324,556

Capacity Revenue                                           $   101,474      $   100,624       $   201,812      $   200,993
   PPA Contract Capacity (MW)                                    1,240            1,240             1,240            1,240
   PPA Availability                                               99.3%            98.5%             99.3%            98.9%

Electric Revenue                                           $    48,046      $    53,311       $   100,417      $   108,778
   PPA Delivery as a Percentage of Contract Capacity              78.5%            90.6%             83.6%            91.0%
   PPA and SEPA Electric Deliveries (MWh)                    2,271,031        2,589,375         4,780,680        5,169,111
   Average PPA Variable Energy Rate ($/MWh)                $     16.90      $     16.73       $     16.93      $     16.83
   Average PPA Fixed Energy Rate ($/MWh)                   $      3.70      $      3.90              3.80             4.00

Steam Revenue                                              $     2,607      $     2,597       $     6,059      $     7,150
   Steam Deliveries (Mlbs)                                   1,257,167        1,289,976         2,928,118        3,000,438

Other Revenue                                              $     3,818      $     3,818       $     7,635      $     7,635




Comparison of the Three Months ended June 30, 1998 and 1997

Overview

For the second quarter of 1998, MCV recorded net income of $21.2 million as compared to net income of $15.9 million for the second quarter of 1997. The increase in second quarter 1998 earnings is the result of lower interest expense on MCV's financing obligation and lower depreciation expense due to revising the useful lives of the gas turbine parts.

Operating Revenues

For the second quarter of 1998, MCV's operating revenues decreased $4.4 million from the second quarter of 1997. This decrease was due primarily to lower electric deliveries under the PPA with Consumers, resulting from Consumers change to economic dispatch of the facility (See Part 1, Item 2, MD&A, "Outlook
- Operating Outlook"). This decline in electric revenue is largely offset by a decline in fuel costs also associated with the decrease in dispatch. In addition, capacity revenue increased due to higher availability of the operating equipment during the second quarter of 1998 versus 1997.

Operating Expenses

For the second quarter of 1998, MCV's operating expenses were $98.0 million, which includes $59.3 million of fuel costs. During this period, MCV purchased approximately 21.2 billion cubic feet ("bcf") of natural gas, of which 1.4 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 20.6 bcf of natural gas, of which .8 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the second quarter of 1998 was $2.42 per million British thermal units ("MMBtu"). For the second quarter of 1997, MCV's operating expenses were $105.2 million, which includes $62.9 million of fuel costs. During this period, MCV purchased approximately 26.4 bcf of natural gas, of which 4.0 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 23.3 bcf of natural gas, of which .8 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the second quarter of 1997 was $2.34 per MMBtu. Fuel costs for the second quarter of 1998 compared to 1997 decreased $3.6 million. This decrease was primarily due to lower gas usage resulting from a lower electric dispatch by Consumers. This decrease was partially offset by a higher 1998 average cost of gas due to an increase in spot gas market prices.

For the second quarter of 1998, operating expenses, other than fuel costs, decreased by $3.6 million from the second quarter of 1997, primarily due to lower depreciation expense, resulting from a revision to the useful lives of the gas turbines and certain related capital spares to more closely reflect the economic useful lives of these assets. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The decrease in interest expense in the second quarter of 1998 from the second quarter of 1997 is due to a lower principal balance on MCV's financing obligation.

Comparison of the Six Months ended June 30, 1998 and 1997

Overview

For the first six months of 1998, MCV recorded net income of $37.9 million as compared to net income of $45.1 million for the first six months of 1997. The decrease in 1998 earnings is the result of the 1997 change in method of accounting for property taxes (the cumulative effect on prior years of this change increased earnings for the first quarter of 1997 by $15.5 million). This decrease was partially offset by lower interest expense on MCV's financing obligation, lower depreciation expense and the accrual of an interest refund from Great Lakes Gas Transmission Company.

Operating Revenues

For the first six months of 1998, MCV's operating revenues decreased $8.6 million from the first six months of 1997. This decrease was due primarily to lower electric deliveries under the PPA with Consumers, resulting from Consumers change to economic dispatch of the facility (See Part 1, Item 2, MD&A, "Outlook
- Operating Outlook"). Electric and steam revenues generated under the Steam and Electricity Purchase Agreement with Dow also decreased due to the gas tolling credit. Dow is entitled to the credit when Dow exercises its option to provide the gas necessary to generate Dow's take of steam and electricity, subject to certain limitations and conditions. These declines in revenue are largely offset by a decline in fuel costs.

Operating Expenses

For the first six months of 1998, MCV's operating expenses were $206.0 million, which includes $124.9 million of fuel costs. During this period, MCV purchased approximately 44.2 bcf of natural gas, of which 1.8 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 44.0 bcf, of which 1.6 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first six months of 1998 was $2.41 per MMBtu. For the first six months of 1997, MCV's operating expenses were $216.5 million, which includes $132.1 million of fuel costs. During this period, MCV purchased approximately 47.1 bcf of natural gas, of which .9 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 47.0 bcf, of which .8 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first six months of 1997 was $2.40 per MMBtu. Fuel costs for the first six months of 1998 compared to 1997 decreased $7.2 million. This decrease was primarily due to lower gas usage resulting from a lower overall electric dispatch from Consumers, and Dow's election to provide its own gas to generate part of its take of steam and electricity.

For the first six months of 1998, operating expenses other than fuel costs decreased $3.3 million from the first six months of 1997. This decrease is primarily due to lower depreciation expense, resulting from a revision to the useful lives of the gas turbines and certain related capital spares to more closely reflect the economic useful lives of these assets. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income in the first six months of 1998 compared to 1997 reflects the accrual of an interest income refund due from Great Lakes Gas Transmission Company, pursuant to a Federal Appeals Court decision made in January, 1998. The decrease in interest expense in the first six months of 1998 from the first six months of 1997 is due to a lower principal balance on MCV's financing obligation.

Cumulative Effect of Accounting Change

Effective January 1, 1997, MCV changed its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment for services and those services provided by the taxing authorities. Prior to January 1, 1997, the Partnership expensed property taxes monthly during the year following the assessment date (December 31). The cumulative effect on prior years of this change increased earnings for the six months ended June 30, 1997 by approximately $15.5 million.

Liquidity and Financial Resources

During the first six months of 1998 and 1997, net cash generated by MCV's operations was $84.5 million and $60.2 million, respectively. The primary use of cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next seventeen years. In January 1998 and 1997, MCV paid the basic rent requirements of $136.9 million and $117.7 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At June 30, 1998, the borrowing base was $45.3 million. The Working Capital Facility term currently extends to August 31, 1999. MCV did not utilize the Working Capital Facility during the first six months of 1998, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of June 30, 1998, there was $287.1 million (which includes $69.0 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include the final outcome of the MPSC Restructuring Orders (see Part I, Item 2, MD&A, "Outlook - Michigan Electric Industry Restructuring Proceedings") and challenges thereto, governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of MCV is also influenced by economic factors, weather conditions, pricing and transportation of commodities and inflation, among other important factors. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA, capacity payments made by Consumers and maintenance of the Facility's QF status.

Operating Outlook. Approximately 65% of PPA revenues are capacity payments which are based on the Facility's availability. PPA availability was 99.3% for the first six months of 1998, 98.9% in 1997 and 96.4% in 1996. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to exceed 90%.

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

GTG Equipment Problems. In 1996, several of the gas turbine generators "GTGs" experienced severe cracking in the hot gas casings, which in some cases caused extensive damage to the turbine blades and vanes. MCV and ABB Power have identified and modified each of the GTGs to eliminate the problems and have implemented a program of hot gas path inspections for all GTGs, which are currently being performed every 2,000 hours. MCV and ABB Power continue to address reliability issues to alleviate future outages, and MCV believes that with the modifications that have been made to date there should be no significant future impacts on plant availability or efficiency, although no assurance can be given that additional equipment problems will not occur.

The cost of casing replacements and modifications is covered by ABB Power (with the exception of insurable events) pursuant to the amended Service Agreement, under which ABB Power is providing hot gas path parts for MCV's twelve gas turbines through the sixth series of major GTG inspections which are expected to be completed by year end 2008.

MCV's insurance carriers continue to monitor and review all the GTG inspection findings. At this time, MCV currently maintains property insurance policies that include the hot gas casing equipment and are in effect through the second quarter of 1999. Failure to maintain insurance, subject to certain exceptions, not currently applicable, is an Event of Default under the Overall Lease Transaction.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through June 1998, the energy charge (fixed and variable) paid to MCV has declined by .23 cents per kWh, while the average variable cost of delivered fuel for the period 1990 - 1997, has risen by $0.21 per MMBtu.

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

Energy Payments Under the PPA
PPA - "Regulatory Out" Provision. Under the "regulatory out" provision of the PPA, Consumers may, under certain conditions, be relieved of paying capacity and/or energy charges to MCV to the extent the MPSC does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity payments to MCV below an average rate of 3.77 cents per kWh for available contract capacity as a result of a regulatory disallowance.

      PPA - Jurisdictional Allocation. On February 23, 1995, the Michigan Public Service Commission ("MPSC") in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding, "1993 Reconciliation Case," conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction) (the "Jurisdictional Issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue has become final since MCV's application to appeal was denied by the Michigan Supremem Court in January 1998. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $35,000 per month in 1998). MCV released to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the Jurisdictional Issue. MCV has not recognized any of these amounts related to this Jurisdictional Issue as operating revenues.

      PPA - Fixed Energy Payments for Deliveries Above the Caps. The MPSC ruled in the 1993 through 1997 Reconciliation and/or Plan Cases that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap ("the off-peak cap issue"). MCV and Consumers appealed the MPSC orders for both the years 1993 and 1994 to the Michigan Court of Appeals, and in the 1993 Reconciliation and 1994 Plan Cases the Michigan Court of Appeals affirmed the MPSC's decisions. MCV believes these rulings are erroneous and petitioned the Michigan Supreme Court to review the off-peak cap issue in the 1993 Reconciliation and 1994 Plan Cases. During 1998, the Michigan Supreme Court denied MCV's petition for review of the 1993 Reconciliation and 1994 Plan Cases, thus, these cases are now final. Other PSCR Plan and/or Reconciliation Cases for the years 1996 and 1997 are pending before the MPSC which involve this same issue. Consumers escrowed approximately $2.8 million for 1996 and $1.0 million for 1994 and 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues.

      PPA - Additional 325 MW. In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC. In November 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue which the MPSC deferred to the 1996 PSCR Plan Case. In the 1996 PSCR Plan Case, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $1.4 million for the first six months of 1998 and $2.8 million for the year 1997, for energy delivered above the off-peak cap, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding, the 1996 PSCR Plan Case, subsequent PSCR proceedings, or appeals, if any.

      PPA - Other Issues. In 1997, Consumers informed MCV of several other potential payment issues it may pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues relate to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). Consumers has estimated that the financial impact of these issues for 1996 would decrease MCV's operating revenues by an estimated $2.5 million. In addition, Consumers notified MCV that it does not believe that MCV can use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers has also indicated that they may take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs. MCV has recognized amounts related to the above issues as operating revenues, except for revenues associated with the band width (currently averaging approximately $7,000 per month in 1998). MCV Management continues to review Consumers positions on the above issues and cannot predict the outcome of these issues.

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

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances. Such termination would likely lead to a loss of QF status for the Facility. Dow and DCC steam purchases for the first six months of 1998 averaged 674,216 lbs/hr. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage.

MCV believes that, given projected levels of steam and electricity sales, and through diligent management of the issue, the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1997, MCV achieved an Efficiency Percentage of 45.7% and a Thermal Percentage of 16.0%. In the first six months of 1998 MCV achieved an Efficiency Percentage of 45.5% and a Thermal Percentage of 17.6%.

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

On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to MPSC jurisdiction) resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "Jurisdictional Issue"). On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC Order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue has become final since MCV's application to appeal was denied by the Michigan Supreme Court in January 1998. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $35,000 per month in 1998).

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

In addition, as part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC, on August 18, 1994, ruled that for 1994 Consumers would not be permitted to recover fixed energy costs for energy associated with the off-peak cap issue. MCV believed the MPSC order on this issue was erroneous and filed an appeal of the MPSC decision. The Michigan Court of Appeals affirmed the MPSC. MCV petitioned the Michigan Supreme Court to review this case, but the court declined the petition and the issue is now final. Other PSCR Plan and Reconciliation Cases for the years 1996 and 1997 are pending before the MPSC. Consumers has escrowed approximately $2.8 million in 1996 and $1.0 million for the years 1994 and 1995 of fixed energy charges payable to MCV based on the MPSC ruling.

On September 8, 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers related to three cases: Case No. U-10685, Consumers' electric general rate case; Case No. U-10787, Consumers' request for approval of a special competitive services tariff (Rate SCS); and Case No. U-10754, Consumers' application for approval of revised depreciation rates for electric and common utility plant. MCV was a party to the consolidated proceeding. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC with recovery from Consumers retail customers to begin January 1, 1996. The initial average capacity charge recovered would be 2.86 cents per kWh escalating to 3.62 cents per kWh in 2004 and thereafter. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue, which the MPSC deferred to the 1996 PSCR Plan Case. In the 1996 PSCR Plan Case, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the proceeding paragraph and Consumers has paid to MCV approximately $1.4 million for the first six months of 1998 and $2.8 million for the year 1997, for energy delivered above the off-peak cap, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding, the 1996 PSCR Plan Case, subsequent PSCR proceedings, or appeals, if any.

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

Property Tax Appeal

In 1997, MCV filed a property tax appeal contesting the assessed value of MCV's property for 1997 taxes, which is pending before the Michigan Tax Tribunal. MCV also filed an appeal for 1998 taxes. MCV Management cannot predict the outcome of these proceedings.

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




                                       MIDLAND COGENERATION VENTURE
                                            LIMITED PARTNERSHIP
                                       ---------------------------------------
                                                (Registrant)




Dated:  August 11, 1998                  /s/ James M. Kevra
        ------------------             ---------------------------------------
                                                      James M. Kevra
                                       President and Chief Executive Officer




Dated:  August 11, 1998                  /s/ James M. Rajewski
        ------------------             ---------------------------------------
                                                    James M. Rajewski
                                             Vice President and Controller
                                             (Principal Accounting Officer)

                                Exhibit Index
                                -------------


Exhibit No.             Description
----------              -----------
   27                   Financial Data Schedule

