Form 10-Q
period 1998-09-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1998-11-09
CIK 869905

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    ------------------------

Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MICHIGAN                                      38-2726166
------------------------------------               -----------------------------
    State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)


   100 PROGRESS PLACE, MIDLAND, MICHIGAN                           48640
------------------------------------------------          ----------------------
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code     (517) 839-6000
                                                       --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)


                                                                                    September 30,
                                                                                        1998              December 31,
ASSETS                                                                               (Unaudited)              1997
------                                                                             --------------       ----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                        $     125,622        $       222,365
   Restricted cash and cash equivalents                                                    12,541                 12,161
   Accounts and notes receivable                                                           97,711                 93,674
   Gas inventory                                                                           12,786                 12,910
   Unamortized property taxes                                                              22,152                 16,097
   Prepaid expenses and other                                                               4,219                  4,578
                                                                                    -------------        ---------------
     Total current assets                                                                 275,031                361,785
                                                                                    -------------        ---------------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                        2,381,934              2,439,651
   Pipeline                                                                                21,222                 21,222
                                                                                    -------------        ---------------
     Total property, plant and equipment                                                2,403,156              2,460,873

   Accumulated depreciation                                                             (623,640)               (640,170)
                                                                                    -------------        ---------------
     Net property, plant and equipment                                                  1,779,516              1,820,703
                                                                                    -------------        ---------------
OTHER ASSETS:
   Restricted investment securities held-to-maturity                                      142,180                138,898
   Deferred financing costs, net of accumulated amortization of
        $10,155 and $9,358, respectively                                                    8,422                  9,219
   Prepaid gas costs, materials and supplies                                               20,595                 20,666
                                                                                    -------------        ---------------
     Total other assets                                                                   171,197                168,783
                                                                                    -------------        ---------------
TOTAL ASSETS                                                                        $   2,225,744        $     2,351,271
                                                                                    =============        ===============
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                         $      60,729        $        58,942
   Interest payable                                                                        39,053                 85,183
   Current portion of long-term debt                                                       64,331                140,950
                                                                                    -------------        ---------------
     Total current liabilities                                                            164,113                285,075
                                                                                    -------------        ---------------
NON-CURRENT LIABILITIES:
   Long-term debt                                                                       1,723,960              1,788,291
   Other                                                                                      850                    684
                                                                                    -------------        ---------------
     Total non-current liabilities                                                      1,724,810              1,788,975
                                                                                    -------------        ---------------
CONTINGENCIES (Note 7)

TOTAL LIABILITIES                                                                       1,888,923              2,074,050
                                                                                    -------------        ---------------

PARTNERS' EQUITY                                                                          336,821                277,221
                                                                                    -------------        ---------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                              $   2,225,744        $     2,351,271
                                                                                    =============        ===============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)




                                                      Three Months Ended                   Nine Months Ended
                                                        September 30,                        September 30,
                                               --------------------------------     ---------------------------------
                                                    1998               1997              1998               1997
                                               --------------     -------------     -------------     ---------------
OPERATING REVENUES:
   Capacity                                    $      102,677     $     102,147     $     304,489     $      303,140
   Electric                                            47,005            54,546           147,422            163,324
   Steam and other                                      6,322             6,063            20,016             20,848
                                               --------------     -------------     -------------     --------------

     Total operating revenues                         156,004           162,756           471,927            487,312
                                               --------------     -------------     -------------     --------------

OPERATING EXPENSES:
   Fuel costs                                          60,739            66,868           185,681            198,996
   Depreciation                                        23,807            26,207            73,365             78,544
   Operations                                           3,574             3,876            11,279             12,070
   Maintenance                                          3,070             3,542             9,053              9,747
   Property and single business taxes                   6,439             5,885            19,276             19,334
   Administrative, selling and general                  1,898             1,867             6,832              6,050
                                               --------------     -------------     -------------     --------------

     Total operating expenses                          99,527           108,245           305,486            324,741
                                               --------------     -------------     -------------     --------------

OPERATING INCOME                                       56,477            54,511           166,441            162,571
                                               --------------     -------------     -------------     --------------

OTHER INCOME (EXPENSE):
   Interest and other income                            4,627             4,807            16,161             14,351
   Interest expense                                   (39,366)          (42,473)         (123,002)          (130,549)
                                               --------------     -------------     -------------     --------------

     Total other income (expense), net                (34,739)          (37,666)         (106,841)          (116,198)
                                               --------------     -------------     -------------     --------------

INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                   21,738            16,845            59,600             46,373

Cumulative effect on prior years (to
   December 31, 1996) of change in method of
   accounting for property taxes (Note 3)                  --                --                --             15,533
                                               --------------     -------------     -------------     --------------

NET INCOME                                     $       21,738     $      16,845     $      59,600     $       61,906
                                               ==============     =============     =============     ==============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)




                                                                                Nine Months Ended
                                                                                September 30, 1998
                                                            ----------------------------------------------------------
                                                              General                Limited
                                                              Partners               Partners                 Total
                                                            ------------           ------------           ------------
       BALANCE, BEGINNING OF PERIOD                         $    229,992           $     47,229           $    277,221


       Net income                                                 51,889                  7,711                 59,600


                                                            ------------           ------------           ------------

       BALANCE, END OF PERIOD                               $    281,881           $     54,940           $    336,821
                                                            ============           ============           ============





   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                ---------------------------------
                                                                                    1998                1997
                                                                                -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $    59,600          $    61,906

   Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization                                                      74,162               79,390
   Cumulative effect of change in accounting principle                                    --              (15,533)
   Increase in accounts and notes receivable                                          (4,037)             (15,576)
   Decrease in gas inventory                                                             124                1,288
   Increase in unamortized property taxes                                             (6,055)              (6,976)
   Decrease (increase) in prepaid expenses and other                                     359               (2,469)
   Decrease (increase) in prepaid gas costs, materials and supplies                       71              (14,991)
   Increase in accounts payable and accrued liabilities                                1,787                2,965
   Decrease in interest payable                                                      (46,130)             (46,520)
   Increase in other non-current liabilities                                             166                  149
                                                                                 -----------          -----------

     Net cash provided by operating activities                                        80,047               43,633
                                                                                 -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant and equipment                          (32,178)             (29,256)
                                                                                 -----------          -----------

     Net cash used in investing activities                                           (32,178)             (29,256)
                                                                                 -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                (140,950)             (78,574)
   Decrease in restricted non-current cash and cash equivalents                           --                  665
   Maturity of restricted investment securities held-to-maturity                     269,113                   --
   Purchase of restricted investment securities held-to-maturity                    (272,395)                  --
                                                                                 -----------          -----------

     Net cash used in financing activities                                          (144,232)             (77,909)
                                                                                 -----------          -----------

NET DECEASE IN CASH, CASH EQUIVALENTS AND
   RESTRICTED CASH-CURRENT                                                           (96,363)             (63,532)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH-
   CURRENT, AT BEGINNING OF PERIOD                                                   234,526              224,000
                                                                                 -----------          -----------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH-
   CURRENT, AT END OF PERIOD                                                     $   138,163          $   160,468
                                                                                 ===========          ===========

   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes as contained in the Annual Report on Form 10-K for the year ended December 31, 1997 of Midland Cogeneration Venture Limited Partnership ("MCV") which includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Prior period amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of MCV and its wholly-owned subsidiaries. All material transactions and balances among entities which comprise MCV have been eliminated in the consolidated financial statements.


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

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the nine months ended September 30, 1998, the Facility achieved a Thermal Percentage of 16.7% and a PURPA Efficiency Percentage of 45.5%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that given projected levels of steam and electricity sales, coupled with continued diligent operating practices, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1998. MCV meets the ownership limitations of PURPA.

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


(2)  SIGNIFICANT ACCOUNTING POLICIES

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of September 30, 1998 and December 31, 1997, have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 6 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

     Forward Foreign Exchange Contracts

     An amended service agreement (the "amended Service Agreement") was entered into between MCV and ABB Power Generation ("ABB Power"), under which ABB Power provides hot gas path parts for MCV's twelve gas turbines through the sixth series of major gas turbine generator ("GTG") inspections, which are expected to be completed by year end 2008. The payments due to ABB Power under this amended Service Agreement are adjusted annually based on the ratio of the U.S. dollar to Swiss franc currency exchange rate. MCV maintains a foreign currency hedging program to be used only with respect to MCV payments subject to foreign currency exposure under the amended Service Agreement.

     To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Standards ("SFAS") 52, "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. As of September 30, 1998, MCV had forward purchase contracts involving Swiss francs in the notional amount of $10.0 million, with a deferred $1.0 million gain, recorded in prepaid expenses and other. On December 29, 1997, MCV closed out the forward purchase contracts involving Swiss francs in the notional amount of $10.0 million, resulting in a deferred $.2 million gain, recorded in current liabilities.

     Natural Gas Options and Futures

     To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas options and futures contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized only to secure anticipated natural gas requirements necessary for projected electric sales at a cost of gas less than that available under MCV's long-term natural gas contracts and to hedge sales of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements. The natural gas futures contracts qualify as hedges under SFAS 80, "Accounting for Futures Contracts," since the contracts cover probable future transactions.

     Cash is deposited with the broker in a margin account, at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $.2 million and $1.6 million as of September 30, 1998 and December 31, 1997, respectively. MCV's deferred gains and losses on futures and options contracts, recorded in current liabilities, will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of September 30, 1998, MCV had net open futures and options contracts of 1.8 Bcf with a deferred gain of $.1 million. As of December 31, 1997, MCV had net open futures and options contracts of .3 Bcf with a deferred loss of $.1 million. In addition, MCV recorded an immaterial gain on contracts closed prior to September 30, 1998, related to October 1998 purchase commitments, and had approximately $.6 million in net deferred gains on contracts closed prior to December 31, 1997, related to January and February 1998 purchase commitments.

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

     In December 1997, MCV entered into an interest rate swap hedge in the notional amount of $20 million, with the period of performance from April 1, 1998 through December 1, 2002. Cash was deposited with the broker at the time the interest rate swap was initiated. The change in market value of this contract requires adjustment of the margin account balance. The margin balance recorded in prepaid expenses and other, was $177,000 and $25,000, as of September 30, 1998 and December 31, 1997, respectively. The difference between the amounts received and paid under the interest rate swap transaction is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement. As of September 30, 1998, MCV had a $22,000 loss under this interest rate swap hedge.

     Depreciation

     Effective January 1, 1998, MCV prospectively revised its useful lives of the gas turbines and certain related capital spares, to more closely reflect the economic useful lives of these assets. These assets are serviced and maintained by ABB Power under the amended Service Agreement, which will extend through the sixth series of major GTG

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     inspections, with expected coverage through 2008. The effect of this change in accounting estimate will result in a decrease to operating expenses of approximately $8.9 million for the year ending December 31, 1998.

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


(3)  CHANGE IN METHOD OF ACCOUNTING FOR PROPERTY TAXES

     Effective January 1, 1997, MCV changed its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment for services and those services provided by the taxing authorities. Prior to January 1, 1997, the Partnership expensed property taxes monthly during the year following the assessment date (December 31). The cumulative effect of this change in accounting for property taxes increased earnings for the nine months ended September 30, 1997, by approximately $15.5 million. The pro forma effect on 1997 and prior years' consolidated net income, including all interim periods, of retroactively recording property taxes as if the new method of accounting had been in effect for all periods presented is not material.


(4)  RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-
     MATURITY

     Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):


                                                                           September 30,          December 31,
                                                                               1998                   1997
                                                                          --------------         --------------
       Current:
       Funds restricted for plant modifications                           $       12,541         $       12,161
                                                                          ==============         ==============

       Non-current:
       Funds restricted for rental payments pursuant to the Overall
         Lease Transaction                                                $      141,329         $      138,242

       Funds restricted for management non-qualified plans                           851                    656
                                                                          --------------         --------------

       Total                                                              $      142,180         $      138,898
                                                                          ==============         ==============

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



(5)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of (in thousands):


                                                                           September 30,          December 31,
                                                                               1998                   1997
                                                                          --------------         --------------
       Accounts payable
         Related parties                                                  $       21,004         $       15,382
         Trade creditors                                                          24,852                 28,531
       Property and single business taxes                                         12,016                 12,379
       Other                                                                       2,857                  2,650
                                                                          --------------         --------------

       Total                                                              $       60,729         $       58,942
                                                                          ==============         ==============


(6)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):


                                                                           September 30,          December 31,
                                                                               1998                   1997
                                                                          --------------         --------------
       Financing obligation, maturing through 2015, effective interest rate of approximately 8.7%, payable in semi-annual installments of principal and interest, secured by property, plant and
       equipment                                                          $    1,788,291         $    1,929,241

       Less current portion                                                      (64,331)              (140,950)
                                                                          --------------         --------------

       Total long-term debt                                               $    1,723,960         $    1,788,291
                                                                          ==============         ==============

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

     Interest and fees incurred related to long-term debt arrangements during the nine months ended September 30, 1998 and 1997 were $122.1 million and $129.7 million, respectively. Interest and fees paid for the nine months ended September 30, 1998 and 1997 were $168.3 million and $176.2 million, respectively.


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

         PPA - Jurisdictional Allocation
         On February 23, 1995, the MPSC in Case No. U-10155-R (the power supply cost recovery ("PSCR") reconciliation proceeding for 1993, "1993 Reconciliation Case," conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction) (the "Jurisdictional Issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first nine months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue became final in January 1998 when the Michigan Supreme Court denied MCV's application for an appeal. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $39,000 per month in 1998). MCV released to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the Jurisdictional Issue. MCV has not recognized any of these amounts related to this Jurisdictional Issue as operating revenues.

         PPA - Fixed Energy Payments for Deliveries Above the Caps
         The MPSC ruled in the 1993 through 1997 Reconciliation and/or Plan Cases that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap ("the off-peak cap issue"). MCV and Consumers appealed the MPSC orders for the years 1993 and 1994 to the Michigan Court of Appeals, and the Michigan Court of Appeals affirmed the MPSC's decisions. The Michigan Supreme Court denied MCV's petition for review of this issue, thus, this issue is now final. Consumers escrowed approximately $2.8 million for 1996 and $1.0 million for the period 1994 and 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues.

         PPA - Additional 325 MW
         In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC. In November 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue which the MPSC deferred to the 1996 PSCR Plan Case. In the 1996 PSCR Plan Case, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $2.0 million for the first nine months of 1998 and $2.8 million for the year 1997, for energy

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         delivered above the off-peak cap, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding, the 1996 PSCR Plan Case, subsequent PSCR proceedings, or appeals, if any.

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

         PPA - Other Issues
         In 1997, Consumers informed MCV of several other potential payment issues it may pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues relate to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). Consumers has estimated that the financial impact of these issues for 1996 would decrease MCV's operating revenues by an estimated $2.5 million. In addition, Consumers notified MCV that it does not believe that MCV can use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers has also indicated that they may take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs. MCV has recognized amounts related to the above issues as operating revenues, except for revenues associated with the band width (currently averaging approximately $7,000 per month in 1998). MCV and Consumers have continued to negotiate a settlement of the above issues. At this time, MCV Management cannot predict the outcome of these negotiations or issues.

         PPA - Sale and Assignment

         On October 2, 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to the 1240 MW of Contract Capacity and associated energy under the PPA ("PPA Sale and Assignment"). The PPA Sale and Assignment is being offered in one 1240 MW block or two 620 MW blocks for the period from an effective date in 1999 through either September 2007 or March 2025. Consumers has reserved the right, in its sole discretion, to terminate the bidding process or to reject all bids. The PPA prohibits a party from transferring or otherwise alienating the agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld. At this time, MCV Management is currently evaluating this proposed sale and assignment, however, it cannot predict the outcome or potential ramifications of this issue.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(8)  PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at September 30, 1998, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of September 30, 1998 and 1997, and for each of the nine month periods ended September 30, (in thousands).



 Equity Partner, Type of Partner and    Equity
       Nature of Related Party         Interest   Interest     Related Party Transactions and Agreements          1998        1997
------------------------------------------------------------------------------------------------------------------------------------
CMS Midland, Inc.                      $165,042    49.0%    Power purchase agreement                            $439,827    $454,721
  General Partner; wholly-owned                             Purchases under gas transportation agreements          7,221       7,270
  subsidiary of Consumers Energy                            Purchases under spot gas agreements                      487       4,720
  Company (formerly Consumers                               Purchases under gas supply agreements                  6,543       7,768
  Power Company)                                            Gas storage agreement                                  1,922       1,922
                                                            Land lease/easement agreements                           450         450
                                                            Accounts receivable                                   49,176      50,043
                                                            Accounts payable                                      15,871      14,192
                                                            Gas exchanges                                          1,148       1,268

The Dow Chemical Company                 38,249     7.5     Steam and electric power agreement                    30,918      32,587
  Limited Partner                                           Steam purchase agreement - Dow Corning Corp            2,353       2,294
                                                            (affiliate)
                                                            Purchases under demineralized water supply
                                                            agreement                                              4,723       5,540
                                                            Accounts receivable                                    1,822       1,633
                                                            Accounts payable                                         521       1,230
                                                            Standby and backup fees                                  572         605

Source Midland Limited Partnership       55,637    18.1     SMLP - Under Ownership of MCNIC Power Company
  ("SMLP") General Partner; wholly-                         ---------------------------------------------
  owned limited partnership of MCN                          Purchases under spot gas agreements                    5,832         578
  Energy Group Inc.(1)                                      Purchases under gas supply agreements                  9,621       5,384
                                                            Accounts payable                                       1,794       1,284
                                                            Partner cash withdrawal (including accrued            14,286      11,753
                                                            interest)(2)

                                                            SMLP - Under Ownership of Pan Energy Corp
                                                            -----------------------------------------
                                                            Purchases under gas transportation agreements             --       4,648
                                                            Purchases under spot gas agreements                       --         911

Coastal Midland, Inc. ("Coastal")        33,382    10.9     Purchases under gas transportation agreements         10,112      10,237
  General Partner; wholly-owned                             Purchases under spot gas agreement                     9,691       4,445
  subsidiary of The Coastal                                 Purchases under gas supply agreement                   2,875       3,255
  Corporation                                               Gas agency agreement                                   1,137       1,121
                                                            Deferred reservation charges under gas purchase        4,925       3,940
                                                            agreement
                                                            Accounts receivable                                       79         891
                                                            Accounts payable                                       2,818       4,490
                                                            Gas exchanges                                          4,998       1,411
                                                            Partner cash withdrawal (including accrued            19,741       7,246
                                                            interest) (2)

                                                            MEI - Under Ownership of Coastal and SMLP
MEI Limited Partnership ("MEI")(3)                          -----------------------------------------
  A General and Limited Partner;                            See related party activity listed under Coastal
  50% interest owned by Coastal                                Midland, Inc. and Source Midland Limited Partnership
  Midland, Inc. and 50% interest
  owned by SMLP                                             MEI - Under Ownership of ASEA Brown Boveri, Inc.
                                                            ------------------------------------------------
      General Partnership Interest       27,820     9.1     Gas turbine maintenance and spare parts agreement     23,377      23,503
      Limited Partnership Interest        2,781      .9     Accounts payable                                          --       1,545

Micogen Limited Partnership              13,909     4.5     MLP - Under Ownership of The Coastal Corporation
  ("MLP") Limited Partner;                                  ------------------------------------------------
  owned by subsidiaries of                                  See related party activity listed under Coastal
  The Coastal Corporation(4)                                Midland Inc.

                                                            MLP - Under Ownership of Fluor Corporation
                                                            ------------------------------------------
                                                            Partner cash withdrawal (including accrued                --       3,102
                                                               interest)(2)

C-E Midland Energy, Inc. ("C-E") (5)         --      --     C-E  - Under Ownership of ASEA Brown Boveri, Inc.
  Interest in MCV acquired by MEI                           Service Agreement                                      1,252       1,538
  Limited Partnership

Alanna Corporation                         1(6)  .00001     Note receivable                                            1           1
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation


               MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         Footnotes to Partners' Equity and Related Party Transactions

         (1) On May 16, 1997, MCNIC Power Company acquired all of the partnership interests in Source Midland Limited Partnership ("SMLP") from PanEnergy Corp. The SMLP amounts listed Under Ownership of MCNIC Power Company are as of September 30, 1998 and for the nine month period ended September 30, 1998; and as of September 30, 1997 and for the period May 16, 1997 to September 30, 1997. The SMLP amounts listed Under Ownership of PanEnergy Corp. are for the period January 1, 1997 to May 15, 1997.
         (2) Letters of credit have been issued and recorded as notes receivables from various equity partners, pursuant to the Participation Agreement. In the case of SMLP, the amount includes their share of the cash available to MEI Limited Partnership ("MEI"). In the case of Coastal Midland, Inc. ("Coastal"), the amount includes their share of cash available of MEI and Micogen Limited Partnership ("MLP").
         (3) On June 16, 1998, Coastal and SMLP, each acquired a 50% interest in MEI. All MEI related party activity under the ownership of Coastal and SMLP is shown under the equity partners, Coastal and SMLP. All MEI related party activity under the ownership of ASEA Brown Boveri, Inc. is for the period January 1, 1998 to June 16, 1998, and as of September 30, 1997 and for the nine month period ended September 30, 1997.
         (4) On April 30, 1998 Coastal and an affiliate of The Coastal Corporation acquired all of the partnership interests in MLP from Fluor Corporation ("Fluor"). All MLP related party activity under the ownership of The Coastal Corporation is shown under the equity partner, Coastal, which is also wholly-owned by The Coastal Corporation.
         (5) C-E Midland Energy, Inc.'s ("C-E") limited partnership interest was acquired by MEI, which was subsequently acquired by Coastal and SMLP. All C-E related party activity under the ownership of ASEA Brown Boveri, Inc. is for the period January 1, 1998 to June 16, 1998, and for the nine month period ended September 30, 1997.
         (6) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

       Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1997 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):


                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                       September 30,
                                                         -------------------------------     ------------------------------
                                                             1998              1997             1998              1997
                                                         --------------    -------------    --------------    -------------
Operating Revenues                                         $   156,004      $   162,756       $   471,927      $   487,312

Capacity Revenue                                           $   102,677      $   102,147       $   304,489      $   303,140
   PPA Contract Capacity (MW)                                    1,240            1,240             1,240            1,240
   PPA Availability                                               99.4%            98.9%             99.3%            98.9%

Electric Revenue                                           $    47,005      $    54,546       $   147,422      $   163,324
   PPA Delivery as a Percentage of Contract Capacity              76.3%            91.2%             81.1%            91.0%
   PPA and SEPA Electric Deliveries (MWh)                    2,247,027        2,641,101         7,027,697        7,810,213
   Average PPA Variable Energy Rate ($/MWh)                $     16.63      $     16.87       $     16.83      $     16.84
   Average PPA Fixed Energy Rate ($/MWh)                   $      3.70      $      3.91       $      3.76      $      3.97


Steam Revenue                                              $     2,504      $     2,245       $     8,563      $     9,395
   Steam Deliveries (Mlbs)                                   1,199,045        1,163,636         4,127,163        4,164,074

Other Revenue                                              $     3,818      $     3,818       $    11,453      $    11,453



Comparison of the Three Months ended September 30, 1998 and 1997

Overview

For the third quarter of 1998, MCV recorded net income of $21.7 million as compared to net income of $16.8 million for the third quarter of 1997. The increase in third quarter 1998 earnings is the result of lower interest expense on MCV's financing obligation and lower depreciation expense due to revising the useful lives of the gas turbines and certain related capital spares to more closely reflect the economic useful lives of these assets.

Operating Revenues

For the third quarter of 1998, MCV's operating revenues decreased $6.8 million from the third quarter of 1997. This decrease was due primarily to lower electric deliveries under the PPA with Consumers, resulting from Consumers change to economic dispatch of the facility (See Part 1, Item 2, MD&A, "Outlook
- Operating Outlook"). This decline in electric revenue is largely offset by a decline in fuel costs also associated with the decrease in dispatch.

Operating Expenses

For the third quarter of 1998, MCV's operating expenses were $99.5 million, which includes $60.7 million of fuel costs. During this period, MCV purchased approximately 20.3 billion cubic feet ("bcf") of natural gas, of which .7 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 20.4 bcf of natural gas, of which .7 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the third quarter of 1998 was $2.53 per million British thermal units ("MMBtu"). For the third quarter of 1997, MCV's operating expenses were $108.2 million, which includes $66.9 million of fuel costs. During this period, MCV purchased approximately 24.6 bcf of natural gas, of which 1.5 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 23.9 bcf of natural gas, of which .8 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the third quarter of 1997 was $2.43 per MMBtu. Fuel costs for the third quarter of 1998 compared to 1997 decreased $6.2 million. This decrease was primarily due to lower gas usage resulting from a lower electric dispatch by Consumers. This decrease was partially offset by a higher 1998 average cost of gas due to an increase in long-term gas prices.

For the third quarter of 1998, operating expenses, other than fuel costs, decreased by $2.6 million from the third quarter of 1997, primarily due to lower depreciation expense, resulting from a revision to the useful lives of the gas turbines and certain related capital spares to more closely reflect the economic useful lives of these assets. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The decrease in interest expense in the third quarter of 1998 from the third quarter of 1997 is due to a lower principal balance on MCV's financing obligation.

Comparison of the Nine Months ended September 30, 1998 and 1997

Overview

For the first nine months of 1998, MCV recorded net income of $59.6 million as compared to net income of $61.9 million for the first nine months of 1997. The decrease in 1998 earnings is the result of the 1997 change in method of accounting for property taxes (the cumulative effect on prior years of this change increased earnings for the first quarter of 1997 by $15.5 million). This decrease was partially offset by lower interest expense on MCV's financing obligation, lower depreciation expense and an interest refund from Great Lakes Gas Transmission Company.

Operating Revenues

For the first nine months of 1998, MCV's operating revenues decreased $15.4 million from the first nine months of 1997. This decrease was due primarily to lower electric deliveries under the PPA with Consumers, resulting from Consumers change to economic dispatch of the facility (See Part 1, Item 2, MD&A, "Outlook
- Operating Outlook"). Electric and steam revenues generated under the Steam and Electricity Purchase Agreement with Dow also decreased due to the gas tolling credit. Dow is entitled to the credit when Dow exercises its option to provide the gas necessary to generate Dow's take of steam and electricity, subject to certain limitations and conditions. These declines in revenue are largely offset by a decline in fuel costs.

Operating Expenses

For the first nine months of 1998, MCV's operating expenses were $305.5 million, which includes $185.7 million of fuel costs. During this period, MCV purchased approximately 64.4 bcf of natural gas, of which 2.4 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 62.0 bcf, of which 2.4 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first nine months of 1998 was $2.45 per MMBtu. For the first nine months of 1997, MCV's operating expenses were $324.7 million, which includes $199.0 million of fuel costs. During this period, MCV purchased approximately 71.7 bcf of natural gas, of which 2.4 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 70.9 bcf, of which 1.6 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first nine months of 1997 was $2.41 per MMBtu. Fuel costs for the first nine months of 1998 compared to 1997 decreased $13.3 million. This decrease was primarily due to lower gas usage resulting from a lower overall electric dispatch from Consumers, and Dow's election to provide its own gas to generate part of its take of steam and electricity. This decrease was partially offset by a higher 1998 average cost of gas due to an increase in long-term gas prices.

For the first nine months of 1998, operating expenses other than fuel costs decreased $6.0 million from the first nine months of 1997. This decrease is primarily due to lower depreciation expense, resulting from a revision to the useful lives of the gas turbines and certain related capital spares to more closely reflect the economic useful lives of these assets. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income in the first nine months of 1998 compared to 1997 reflects the an interest income refund from Great Lakes Gas Transmission Company, pursuant to a Federal Appeals Court decision made in January, 1998. The decrease in interest expense in the first nine months of 1998 from the first nine months of 1997 is due to a lower principal balance on MCV's financing obligation.

Cumulative Effect of Accounting Change

Effective January 1, 1997, MCV changed its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment for services and those services provided by the taxing authorities. Prior to January 1, 1997, the Partnership expensed property taxes monthly during the year following the assessment date (December 31). The cumulative effect of prior years of this change increased earnings for the nine months ended September 30, 1997 by approximately $15.5 million.

Liquidity and Financial Resources

During the first nine months of 1998 and 1997, net cash generated by MCV's operations was $80.0 million and $43.6 million, respectively. The primary use of cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next seventeen years. During 1998 and 1997, MCV paid the basic rent requirements of $309.0 million and $254.6 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At September 30, 1998, the borrowing base was $45.2 million. The Working Capital Facility term currently extends to August 31, 1999. MCV did not utilize the Working Capital Facility during the first nine months of 1998, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of September 30, 1998, there was $291.6 million (which includes $69.8 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include the final outcome of the MPSC Restructuring Orders (see Part I, Item 2, MD&A, "Outlook - Michigan Electric Industry Restructuring Proceedings") and challenges thereto, governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of MCV is also influenced by other factors such as, weather conditions, pricing and transportation of commodities, environmental legislation/regulation, year 2000 compliance issues and inflation, among other important factors. In October 1998, Consumers announced that it is offering for sale and assignment its rights under the PPA. MCV's business and profitability may also be materially affected by the results of any such sale or assignment of the PPA. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are largely beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA, capacity payments made by Consumers and maintenance of the Facility's QF status.

Operating Outlook. Approximately 65% of PPA revenues are capacity payments which are based on the Facility's availability. PPA availability was 99.3% for the first nine months of 1998, 98.9% in 1997 and 96.4% in 1996. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to exceed 90%.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through September 1998, the energy charge (fixed and variable) paid to MCV has declined by .27 cents per kWh, while the average variable cost of delivered fuel for the period 1990 - 1997, has risen by $0.21 per MMBtu.

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

      PPA - Jurisdictional Allocation. On February 23, 1995, the Michigan Public Service Commission ("MPSC") in Case No. U-10155-R (the 1993 power supply cost recovery reconciliation proceeding, "1993 Reconciliation Case," conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the 1993 revised settlement proposal approved by the MPSC in Case Nos. U-10127 and U-8871 et al. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction) (the "Jurisdictional Issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The
      Michigan Court of Appeals decision involving the Jurisdictional Issue became final in January 1998 when the Michigan Supreme Court denied MCV's application for an appeal. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $39,000 per month in 1998). MCV released to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the Jurisdictional Issue. MCV has not recognized any of these amounts related to this Jurisdictional Issue as operating revenues.

      PPA - Fixed Energy Payments for Deliveries Above the Caps. The MPSC ruled in the 1993 through 1997 Reconciliation and/or Plan Cases that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap ("the off-peak cap issue"). MCV and Consumers appealed the MPSC orders for the years 1993 and 1994 to the Michigan Court of Appeals, and the Michigan Court of Appeals affirmed the MPSC's decisions. The Michigan Supreme Court denied MCV's petition for review of this issue, thus, this issue is now final. Consumers escrowed approximately $2.8 million for 1996 and $1.0 million for 1994 and 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues.

      PPA - Additional 325 MW. In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC. In November 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue which the MPSC deferred to the 1996 PSCR Plan Case. In the 1996 PSCR Plan Case, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $2.0 million for the first nine months of 1998 and $2.8 million for the year 1997, for energy delivered above the off-peak cap, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding, the 1996 PSCR Plan Case, subsequent PSCR proceedings, or appeals, if any.

      PPA - Other Issues. In 1997, Consumers informed MCV of several other potential payment issues it may pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues relate to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). Consumers has estimated that the financial impact of these issues for 1996 would decrease MCV's operating revenues by an estimated $2.5 million. In addition, Consumers notified MCV that it does not believe that MCV can use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers has also indicated that they may take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs. MCV has recognized amounts related to the above issues as operating revenues, except for revenues associated with the band width (currently averaging approximately $7,000 per month in 1998). MCV and Consumers have continued to negotiate a settlement of the above issues. At this time, MCV Management cannot predict the outcome of these negotiations or issues.

      PPA - Sale and Assignment. On October 2, 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to the 1240 MW of Contract Capacity and associated energy under the PPA ("PPA Sale and Assignment"). The PPA Sale and Assignment is being offered in one 1240 MW block or two 620 MW blocks for the period from an effective date in 1999 through either September 2007 or March 2025. Consumers has reserved the right, in its sole discretion, to terminate the bidding process or to reject all bids. The PPA prohibits a party from transferring or otherwise alienating the agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld. At this time, MCV Management is currently evaluating this proposed sale and assignment, however, it cannot predict the outcome or potential ramifications of this issue.

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

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances. Such termination would likely lead to a loss of QF status for the Facility. Dow and DCC steam purchases for the first nine months of 1998 averaged 630,005 lbs/hr. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage.

MCV believes that, given projected levels of steam and electricity sales, and through diligent management of the issue, the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1997, MCV achieved an Efficiency Percentage of 45.7% and a Thermal Percentage of 16.0%. In the first nine months of 1998 MCV achieved an Efficiency Percentage of 45.5% and a Thermal Percentage of 16.7%.

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

Year 2000
Risks of MCV's Year 2000 Issues. MCV utilizes information technologies and non-information technologies (collectively "Systems") in the Facility, some of which may be affected by the year 2000 ("Y2K") date change. If uncorrected, the Y2K date change could cause, among other things, MCV to incur failures and outages of the Facility's generating equipment, the equipment operating systems and business systems. In particular, if MCV's critical systems, i.e., GTGs, steam turbines and the control system, are adversely affected, these negative conditions could result in a failure to keep the GTG's running and inhibit MCV's ability to produce electricity and steam.

Because of the integrated nature of MCV's business with third party suppliers, customers and other vendors (collectively "associates") MCV may also be affected by Y2K compliance complications of these associates. MCV's key associates include vendors supplying MCV's plant control system, natural gas vendors, Consumers as a transmission provider and certain financial institutions. Y2K compliance complications of these associates could adversely impact MCV's ability to transmit power and cause difficulties in obtaining natural gas to fuel the Facility, among other things.

MCV expects that all new equipment software and hardware installations or other modifications to its Systems will be completed prior to 2000. However, there can be no guarantee that these costs, plans or time estimates will be achieved, and adverse implications of Y2K non-compliance will not occur. Specific factors that may cause such adverse results include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct all relevant computer code and the Y2K readiness of MCV's associates.

State of Readiness. In 1997, MCV staff developed a Y2K plan to address the Systems. The MCV's Y2K plan addresses the Y2K issues in four phases: (1) the awareness phase, completed in April 1998, brought the Y2K issues to the attention of all employees; (2) the assessment phase, completed in September 1998, which identified, inventoried and prioritized all Systems; (3) the renovation phase, expected to be completed by the end of August 1999, which consists of converting and replacing Systems or components and applications in Systems which are business critical and non Y2K compliant. Currently, MCV is concentrating on configuration of new equipment and software supporting the plant control system, GTG vibration monitoring replacements and natural gas metering and regulating equipment; and (4) the validation and testing phase, scheduled to be completed by October 1999, which is being done simultaneously with the renovation phase.

MCV's work to date indicates that the GTGs appear to have no Y2K problems and could be operated in a manual mode, if necessary. The main steam turbines also appear to have no Y2K problems. Testing results to date on the plant control system have been positive, but validation is incomplete at this time.

In late 1997, MCV began contacting key associates to determine their organizations' Y2K state of preparedness and is continuing to follow up based on each entity's Y2K target completion dates.

Contingency Plans. MCV is currently in the process of developing contingency plans and procedures which include alternative operating plans for the most reasonably likely worst-case scenarios, including associates in such plans where appropriate. These plans and procedures will outline alternate methods of operations (manual or otherwise) and all resources required, including staffing needs where necessary. These contingency plans and procedures are targeted for completion by the end of the first quarter of 1999.

Costs. Anticipated spending to make the Systems Y2K compliant will be expensed as incurred, except costs for new software which will be capitalized and amortized over the software's useful life. At this time, MCV estimates the aggregate expenditures, for Y2K compliance and new software, to be $300,000. This estimate does not include any estimated costs that may be incurred by MCV as a result of the failure of any associate to become Y2K compliant or costs to implement any contingency plans.

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

On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges as Consumers contended it was entitled to under the terms of the Revised Settlement Proposal approved by the MPSC in the Settlement Order. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to MPSC jurisdiction) resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "Jurisdictional Issue"). On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC Order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue became final in January 1998 when the Michigan Supreme Court denied MCV's application for an appeal. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $39,000 per month in 1998). MCV released to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the Jurisdictional Issue. MCV has not recognized any of these amounts related to the Jurisdictional Issue as operating revenues.

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

On September 8, 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers related to three cases: Case No. U-10685, Consumers' electric general rate case; Case No. U-10787, Consumers' request for approval of a special competitive services tariff (Rate SCS); and Case No. U-10754, Consumers' application for approval of revised depreciation rates for electric and common utility plant. MCV was a party to the consolidated proceeding. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC with recovery from Consumers retail customers to begin January 1, 1996. The initial average capacity charge recovered would be 2.86 cents per kWh escalating to 3.62 cents per kWh in 2004 and thereafter. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue, which the MPSC deferred to the 1996 PSCR Plan Case. In the 1996 PSCR Plan Case, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the proceeding paragraph and Consumers has paid to MCV approximately $2.0 million for the first nine months of 1998 and $2.8 million for the year 1997, for energy delivered above the off-peak cap, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding, the 1996 PSCR Plan Case, subsequent PSCR proceedings, or appeals, if any.

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




                                           MIDLAND COGENERATION VENTURE
                                               LIMITED PARTNERSHIP
                                     -------------------------------------------
                                                 (Registrant)




Dated:  November 9, 1998             /s/ James M. Kevra
        -------------------          -------------------------------------------
                                                   James M. Kevra
                                         President and Chief Executive Officer




Dated:  November 9, 1998             /s/ James M. Rajewski
        -------------------          -------------------------------------------
                                                 James M. Rajewski
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                               Index to Exhibits

     Ex-27                Financial Data Schedule