Form 10-K405
period 1998-12-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1999-03-25
CIK 869905

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number (Under the Securities Act of 1933)    33-37977

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         MICHIGAN                                            38-2726166
--------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

100 PROGRESS PLACE, MIDLAND, MICHIGAN                           48640
-------------------------------------                   ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (517)  839-6000
                                                        ------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


PART I                                                                      Page
------                                                                      ----

Item 1.   Business.............................................................1
          A.  General..........................................................1
          B.  The Partners.....................................................1
          C.  The Facility.....................................................2
          D.  Major Issues Facing MCV..........................................2
          E.  Contracts........................................................3
          F.  Employees.......................................................10
          G.  Regulation......................................................10
          H.  Environmental Matters...........................................15
          I.  Overall Lease Transaction.......................................17

Item 2.   Properties..........................................................20

Item 3.   Legal Proceedings...................................................20

Item 4.   Submission of Matters to a Vote of Security Holders.................20

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters...........................................................21

Item 6.   Selected Financial Data.............................................21

Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................21

Item 8.   Financial Statements and Supplementary Data.........................31

Item 9.   Changes In and Disagreements with Accountants on Accounting and
            Financial Reporting Matters.......................................31

PART III

Item 10.  Directors and Executive Officers of the Registrant..................32

Item 11.  Executive Compensation..............................................34

Item 12.  Security Ownership of Certain Beneficial Owners and Management......37

Item 13.  Certain Relationships and Related Transactions......................38

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....39

                                     PART I

Item 1.       BUSINESS

A.    General

      In January 1987, Midland Cogeneration Venture Limited Partnership ("MCV") was formed as a limited partnership to convert a portion of an uncompleted Consumers Power Company, now known as Consumers Energy Company ("Consumers"), nuclear power plant into a natural gas-fired, combined-cycle, cogeneration facility located in Midland County, Michigan (the "Facility"). The Facility commenced commercial operation (the "Commercial Operation Date") in 1990 and is capable of generating in excess of 1370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. The Facility is dependent upon natural gas for its fuel supply.

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

      MCV has entered into three principal energy sales agreements. The first is a Power Purchase Agreement (the "PPA") effective in 1990, providing for the sale to Consumers of electric capacity and related energy from the Facility for a term of 35 years. Under the terms of the PPA, MCV will supply up to 1240 MW of electric capacity and related energy to Consumers for resale to its customers. The second is a Steam and Electric Power Agreement (the "SEPA") also effective in 1990, providing for the sale to The Dow Chemical Company ("Dow") of steam and electricity produced by the Facility for terms of 25 years and 15 years, respectively. The third is a Steam Purchase Agreement (the "SPA") effective in 1996, providing for the sale of steam produced by the Facility to Dow Corning Corporation ("DCC") for a term of 15 years. From time to time, MCV enters into other short-term sales agreements for the sale of excess capacity and/or energy available above MCV's internal use and obligations MCV has to Consumers, Dow and DCC.

B.    The Partners

      The current general partners of MCV are CMS Midland, Inc. ("CMS Midland"), a wholly-owned subsidiary of Consumers, Source Midland Limited Partnership ("Source Midland"), a wholly-owned limited partnership of MCN Energy Group Inc., Coastal Midland, Inc. ("Coastal Midland"), a wholly-owned subsidiary of The Coastal Corporation ("Coastal") and MEI Limited Partnership ("MEI"), which is a general and limited partner, owned 50% by Coastal Midland and 50% by Source Midland. MCV's other limited partners are Dow, Micogen Limited Partnership, owned by subsidiaries of Coastal, and Alanna Corporation ("Alanna"), a wholly-owned subsidiary of Alanna Holdings Corporation ("Alanna Holding"). The capital stock of Alanna Holding is owned by Dow, CMS Energy Corporation ("CMS Energy"), an affiliate of Consumers, Coastal Natural Gas Company, an affiliate of Coastal, MCN Energy Group Inc. and Panhandle Eastern Corporation. On April 30, 1998, Coastal Midland and an affiliate of The Coastal Corporation acquired all of the partnership interests in Micogen Limited Partnership from Fluor Corporation, the previous parent company. On June 16, 1998, MEI was acquired by Coastal Midland and Source Midland, with each company acquiring a 50% interest in MEI from Asea Brown Boveri, Inc., the previous parent company. C-E Midland Energy Inc., a previous limited partner, was acquired by MEI just prior to the acquisition of MEI by Coastal Midland and Source Midland. The general partners and limited partners of MCV are referred to herein as the "Partners." The ownership interests of the Partners are described in Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management."

C.    The Facility

      MCV's principal business is the operation of the Facility and the sale of electric capacity and related energy (principally to Consumers) and steam (to Dow and DCC) produced at the Facility. The Facility is located on an approximately 1,200-acre site that is leased from Consumers (the "Site").

      The Facility consists of the following:

      - 12 gas turbine generators ("GTGs") originally designed to produce approximately 1045 MW (gross) under design ambient conditions;

      - 12 heat recovery steam generators ("HRSGs") which create steam using heat from the GTG exhaust;

      - A steam turbine (the "Unit 1 Steam Turbine") capable of producing 355 MW (gross) under design ambient conditions from the steam generated by the HRSGs;

      - A second steam turbine (the "Unit 2 Steam Turbine") which serves as a backup to the Unit 1 Steam Turbine;

      -   A back-pressure steam turbine, capable of producing approximately 15
          MW;

      -   Pollution control assets;

      - A 25-mile gas pipeline connecting the interstate gas pipeline system to the Facility;

      -   Pipelines to deliver steam to Dow and DCC; and

      -   Various associated equipment and improvements.

      The Facility was originally designed to have a net electrical generating capacity of approximately 1370 MW and to produce approximately 1.5 million pounds per hour of process steam under design ambient conditions. Electricity is produced from the 12 GTGs, and the steam is produced by the 12 HRSGs using the heat from the GTG exhaust. Subsequent improvements to the Facility have increased the net electrical generating capacity. The Unit 1 Steam Turbine is designed to produce electricity from the steam generated by the HRSGs and process steam that is provided to Dow and DCC. Demineralized water is sold by Dow to MCV from the Dow plant. Electricity is sold by MCV to Consumers through an interconnect and to Dow through dedicated transmission lines.

D.    Major Issues Facing MCV

      MCV faces several major issues crucial to its future success. These issues, briefly summarized here, are discussed more fully in the sections cross referenced below:

      Electric Industry Restructuring. At both the state and federal level, efforts continue on restructuring the electric industry. In 1997 and 1998, the Michigan Public Service Commission ("MPSC") entered a series of orders, now final at the MPSC level, permitting customers to choose their power provider over a four-year phase-in period which was to start in 1998 ("Restructuring Orders"), (these orders are further described in Part I, Item 1, Section G, "Regulation - Michigan Electric Industry Restructuring Proceedings"). Similar efforts, in the form of proposed legislation, exist at the federal level. Two issues generally involved in these restructuring efforts which could significantly impact MCV are stranded assets or transition cost recovery by utilities for PPA charges and contract (PPA) sanctity. Over 90% of MCV's revenues come from sales pursuant to the PPA. To date, these restructuring efforts have not negatively impacted MCV, but if the MPSC's Restructuring Orders are construed so as to deny stranded cost recovery of above-market PPA costs, and if such order is not reversed on appeal, MCV's cash flows may be negatively impacted especially in the period after 2007. MCV, as well as others, filed an appeal in the Michigan Court of Appeals and a complaint in the US District Court for the Western District of Michigan challenging the Restructuring Orders. MCV continues to monitor and participate in these matters, as appropriate.

      (See Part I, Item 1, Section G, "Regulation - Michigan Electric Industry Restructuring Proceedings and Federal Electric Industry Restructuring",
      Part II, Item 7, "MD&A - Outlook - Michigan Electric Industry Restructuring Proceedings and Federal Electric Industry Restructuring", and Notes to Consolidated Financial Statements, Note 1, "The Partnership and Associated Risks".)

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

      Plant Availability. In 1998, approximately 70% of PPA revenues were capacity payments based on the Facility's availability to generate electricity. PPA availability will depend on the level of scheduled and unscheduled maintenance and on the level of output from the GTGs and steam turbines. In 1996, some of the GTGs experienced cracking in the hot gas casings. As a result of these cracking problems, MCV and ABB Power Generation, Inc. ("ABB Power") implemented a program of hot gas casing inspections for all GTGs. MCV and ABB Power continue to address equipment reliability issues to alleviate future outages. (See Part II, Item 7, "MD&A -- Outlook -- Operating Outlook."

E.    Contracts

      MCV has entered into a number of contracts; the material operating contracts include the PPA, which provides for the sale to Consumers of electric capacity and related energy; the SEPA, which provides for the sale of steam and electricity to Dow; the SPA, which provides for the sale of steam to DCC; gas supply, storage and transportation contracts with a number of companies; an agreement covering gas turbine inspection services and spare parts with ABB Power and an agreement covering steam turbine inspection services and parts with General Electric Company ("GE"). MCV's interests in all the foregoing contracts, except the SPA, have been assigned to the Owner Trustees, which in turn subassigned such contracts to MCV and granted a security interest in such contracts to the Note Trustees. (See Part I, Item 1, Section I, "Overall Lease Transaction.") The following is intended to summarize briefly certain provisions of such contracts and is qualified in its entirety by reference thereto.

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

      Consumers has the right of first refusal to purchase any available electric capacity and related energy produced by the Facility in excess of Contract Capacity if MCV is willing to sell the same for a period of six months or longer. MCV is entitled to sell excess electric capacity and related energy to other electric utilities, and Consumers is required, if requested by such utilities or MCV, to transmit electrical energy for them subject to certain conditions.

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

                  Fixed Energy Charges. Like the capacity charges, fixed energy charges are payable for available kWhs of Contract Capacity. Fixed energy charges are adjusted each year based on a fuel inventory charge, administrative and general expenses and one-half of operation and maintenance expenses (excluding fuel) incurred at these plants during either the immediately preceding calendar year or the calendar year preceding that year depending on when the adjustment is being made. In 1991, Consumers asserted that, under the PPA, it had the right to withhold that portion of fixed energy charges payable on the basis of energy available but not delivered since it was not permitted by the MPSC to collect such charges from its electric customers. In a final order issued in 1995, an arbitrator ruled that Consumers was entitled under the PPA to reduce its payments of fixed energy charges for energy available but not delivered. (See Part I, Item 1, Section G, "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges.")

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

      Under the PPA, MCV must provide initial assurances that it has adequate gas supplies under contract to generate at least 60% of the maximum annual output of Contract Capacity for the period commencing on the Commercial Operation Date through 1999. Consumers has acknowledged that MCV has provided such initial assurances to Consumers. In addition, commencing in 1998 and each year thereafter, MCV must provide at Consumers' request continuing annual assurances of such capability for each succeeding five-year period. MCV believes it can meet the requirement of continuing assurances. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. The portion of such capacity charges is a function of the percentage of unmet fuel needs and an increasing factor based on the number of consecutive months that capacity charges have been withheld. Assuming a 3.77 cents per kWh capacity charge, the maximum capacity charges which could be withheld and escrowed under this provision are as follows:

                                                                   Maximum Possible
                    Consecutive Months That                          Reduction in
                      MCV Fails to Provide                          Capacity Charge
                  Adequate Continuing Assurance                       (cents/kWh)
                  -----------------------------                    ----------------
                           1-12......................................      .1885
                         13-24.......................................      .5655
                         25-36.......................................     1.5080
                         37 and thereafter...........................     2.6390

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

      Consumers schedules all deliveries of electricity from the Facility to its system and is obligated to do so in a manner consistent with the safe and prudent operation of the Facility. Consumers' determination of the amount of energy that it dispatches from the Facility will be subject to its contractual relationships with The Detroit Edison Company, with which Consumers established a Michigan Electric Coordinated System ("MECS") to coordinate generation between the two utilities. The operation and management of the MECS is subject to FERC Order 888 - "Open Access and Stranded Costs Rulemaking". Through December 31, 1995, Consumers was scheduling deliveries of electricity pursuant to a March 31, 1993 MPSC Order. Beginning January 1, 1996, Consumers began dispatching MCV at higher levels, consistent with the Consumers/MPSC staff proposed settlement agreement, filed with the MPSC on September 8, 1995, which settlement was approved, with modifications, by the MPSC on November 14, 1996. (See Part I, Item 1, Section G, "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges.") In March 1998, Consumers began dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources, instead of at the higher dispatch levels experienced over the prior several years.

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

      MCV is obligated to have the Facility inspected at least once each year by a consulting engineer selected by it from a list of engineering firms approved by Consumers. The annual inspection includes, at a minimum, all equipment, structures, operating procedures and maintenance practices necessary for the generation and delivery of energy to Consumers. Upon completion of an annual inspection, the consulting engineer must promptly issue a written report. Any recommendations in this report regarding equipment, structure and maintenance practices which have been approved by MCV's management must be implemented within a specified period of time. In its April 1998 report, Cummins & Barnard, Inc., the consulting engineer, found no specific issues that MCV should take under advisement or act upon. With regard to the most recent inspection, MCV expects to receive the report by the end of April, 1999 and does not anticipate any substantial problems.

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

      Under the SEPA, Dow has agreed to notify MCV quarterly of the amount of steam and annually of the amount of electricity expected to be delivered. In any year, MCV is not obligated to deliver more than 691,900 pounds of steam per hour and 60 MW of electricity on an annual average basis except as Dow may increase its entitlement as discussed below. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect). However, Dow's obligation with respect to minimum annual steam purchases is an average of 440,000 pounds per hour (less amounts supplied by certain standby facilities owned by Dow and less 50% of amounts purchased by any other steam customers of MCV) and is binding only for the initial 25-year term of the SEPA. During 1998, MCV sold an average of 529,993 pounds of steam and 62 MW of electricity per hour to Dow.

      Dow may increase its steam or electricity entitlement to 110% of the steam or electricity delivered in the previous 12-month period, plus any steam or electricity required by any addition to or modification of the Dow plant, provided that any increase above an annual average of 1,000,000 pounds of steam per hour or 75 MW of electricity requires MCV's consent. MCV, however, may be required, on an instantaneous basis, to deliver steam at a rate of up to 135% of the maximum annual average hourly quantity of steam or to deliver power at a rate up to 20 MW greater than the applicable annual average. During 1997, Dow gave notice to MCV that pursuant to the SEPA it was increasing its electric entitlement to 67.75 MW/hr beginning April 1, 1997; no such increase was requested during 1998.

      On November 1, 1994, MCV and Dow entered into the Seventh Amendment to SEPA. This amendment provided that Dow would install a steam line to the Dow Corporate Center for the purpose of delivering MCV-generated steam for heating and air conditioning purposes. In return, MCV agreed to a 30% price discount on steam used at the corporate center for a period of five years for up to 262.8 million pounds of steam per year (an average of 30,000 pounds per hour). In 1995, steam deliveries to the Dow Corporate Center began under this provision.

      Under the SEPA, there is a base charge for steam and electricity which is subject to adjustment each quarter based on changes in MCV's fuel costs, producer price for capital equipment and certain compensation per hour indices. Dow also has the option under the SEPA to provide the gas necessary to generate Dow's take of steam and electricity ("toll"). In 1996, MCV and Dow entered into an agreement (the "April 15, 1996 Agreement") concerning gas tolling. The April 15, 1996 Agreement provides that Dow may toll up to 9,000 MMBtu per day, subject to certain limitations and conditions, until January 1, 2002, at which time Dow's tolling rights revert to the provisions in the SEPA. Under the provisions of the SEPA, Dow receives a billing credit of 5/8 of its steam and electric charges in exchange for Dow purchasing the gas from MCV. Dow has been tolling gas under the April 15, 1996 Agreement since April 1, 1997. In addition, Dow made 36 consecutive quarterly installment payments of $3,817,500 each, through the year 1998, to MCV in consideration for the delivery of steam and electricity.

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

      Steam Purchase Agreement

      In 1995, MCV entered into the SPA with DCC which generally provides that MCV will construct, own and operate a steam line and appurtenant equipment to serve steam to DCC's Midland Plant. DCC has agreed to purchase steam from MCV for an initial term of fifteen years with automatic year-to-year renewals thereafter. Under the SPA, MCV expects to supply steam at the rate of up to 180,000 pounds per hour with a minimum of 90,000 pounds per hour. The steam MCV provides DCC must meet operational and content specifications. The provision of steam to DCC is subject to Dow's first preference to the steam under the SEPA. MCV began supplying steam to DCC in July, 1996. The parties have certain termination rights after the declared in service date but may be subject to penalties or payment of damages for such termination.

      Gas Supply Arrangements

      MCV has a portfolio of natural gas purchase contracts (the "Gas Contracts"), having remaining terms of 1 to 12 years, with U.S. and Canadian suppliers for a maximum supply of natural gas as of January 1, 1999 of 236,500 Mcf/day. No single Gas Contract currently accounts for more than 8% of MCV's portfolio, and no single supplier accounts for more than 14% of MCV's portfolio. Gas Contracts with U.S. suppliers ("U.S. Gas Contracts") provide for the purchase of 156,500 Mcf/day as of January 1, 1999, while Gas Contracts with Canadian suppliers ("Canadian Gas Contracts") provide for the purchase of 80,000 Mcf/day.

      The Gas Contracts have a fixed price in a base year which is subject to adjustment under various methods -- a fixed price; a fixed price with an escalator; an index based on Consumers' energy charges under the PPA; or a combination thereof -- which permits the seller to increase the price by the greater of the fixed escalator or the energy charge index. Over the terms of the contracts, approximately 32% of the volume is priced with a fixed price or a fixed price with an escalator, 28% is priced with the energy index and 40% with a combination thereof. While the price of gas under the U.S. Gas Contracts is exclusive of transportation charges (beyond the point of delivery into a pipeline servicing MCV), the Canadian Gas Contracts require the payment of a monthly charge whether or not MCV buys any gas (the "Demand Charge") to cover the costs incurred by Canadian suppliers for the provision of transportation capacity to the U.S.-Canada border.

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

      Most of the U.S. Gas Contracts contain "take-or-pay" provisions obligating MCV to purchase at least a specified percentage (generally 75%) of the minimum daily quantity ("MDQ") to which MCV is entitled under the contract, unless such failure is due to force majeure, failure of the gas to meet quality standards or, in some cases, failure of the supplier to deliver the quantity nominated by MCV. If, over the course of a contract year, MCV has a take deficiency, it must make a deficiency payment that is based, in most cases, on the product of the take deficiency and either all or some percentage of the contract price. In addition, under some of the U.S. Gas Contracts, the producer may terminate the contract if, for reasons other than force majeure, MCV fails to purchase a specified percentage of the MDQ (generally between 50 and 100%) within a specified period (generally 120 days). Most U.S. Gas Contracts allow a "make-up period" ranging from one to five years to make up the deficiency. Apache currently has the right to reduce the MDQ under one of its contracts by 5,000 Mcf/day because MCV purchased gas quantities at less than 75% of the MDQ during the first five years of the contract.

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

      Prices under the Canadian Gas Contracts are based on reference prices indexed to Consumers' energy charges under the PPA, subject in some instances to floor prices below which the reference price cannot fall and are denominated in U.S. dollars. All the Canadian Gas Contracts provide for deliveries at the international border near Emerson, Manitoba.

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

      Gas Transportation and Storage Arrangements

      The location of the Facility permits gas to be transported over a number of U.S. interstate pipelines. MCV has signed long-term transportation contracts with four of these pipelines: ANR Pipeline Company ("ANR"); Panhandle Eastern Pipe Line Company ("Panhandle"); Trunkline Gas Company ("Trunkline"); and Great Lakes Gas Transmission Company ("Great Lakes"). ANR and Great Lakes are affiliates of Coastal. CMS Energy is currently in the final stage of its acquisition of Panhandle and Trunkline. In addition, certain of the gas suppliers will arrange with pipelines for the gathering and transportation of gas from their supply sources to the interconnection points with the major interstate pipelines with which MCV has contracts.

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

      The remaining terms of MCV's agreements with the U.S. transporters range from 3 to 26 years. The transportation rates of ANR, Panhandle, Trunkline, Great Lakes and Michigan Gas Storage Company are subject to FERC regulation.

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

      Gas Turbine Service Agreement

      Under a service agreement between MCV and ABB Power (the "Service Agreement"), ABB Power sold MCV an initial inventory of spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. The Service Agreement, as amended, commenced on January 1, 1990, and will expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009. ABB Power does not assure any level of performance by the GTGs in the Service Agreement but warrants all repairs made by it pursuant to the Service Agreement.

      MCV must pay a $358,361 (in 1998 dollars) per month inspection fee (which escalates based upon various wage level indices, is payable on the basis of operating hours as they occur over the same period and may be increased under certain events of force majeure or change of laws), and maintenance and repair fees (equal to material and other direct costs, amounts payable to subcontractors, and ABB Powers' out-of-pocket costs, plus 15% except in the case of fees relating to certain service engineers, supervisors and specialists where the maintenance fee shall be equal to the ABB Power rate). ABB Power warrants that all repairs performed and all spare parts supplied by it will be free of defects for one year from the date of completion or date of use, respectively.

      The Service Agreement terminates (i) if either ABB Power or MCV fails to perform the duties outlined under the Service Agreement, at the option of the other party; or (ii) at MCV's option, if MCV is unable to operate the Facility for 60 consecutive days due to force majeure. Upon cessation of the force majeure, the Service Agreement may be reinstated by either party upon 60 days' notice, together with payment by MCV of a $.4 million remobilization fee. Upon termination of the Service Agreement (except for nonperformance by ABB Power), MCV must pay a cancellation payment ($1.5 million in 1999, $1.0 million in 2000 and $.5 million in any year thereafter, escalated in 1988 dollars).

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

      In addition to the January 1998 amendment to the term of the amended Service Agreement, MCV has contracted to purchase from ABB Power 11NM GTG upgrade packages for eleven of the gas turbine generators for $41.6 million. The purchase of these upgrades comes after successfully testing one upgrade package at the Facility in 1997. The upgrade packages are expected to add to available capacity and significantly improve the efficiency of the Facility. Five upgrade packages were installed during 1998 with the remaining six expected to be completed by the end of 1999. Maintenance and spare parts for the upgrade packages are covered by the amended Service Agreement. The installation of the upgrade packages is severable and may be terminated separately from the Service Agreement and amended Service Agreement. Upon termination of the amendment (except for non-performance of ABB Power), MCV must pay a cancellation payment of $15.0 million, which is reduced to $5.0 million upon completion of the fourth major inspection or July 1, 2003, whichever comes last. As part of this amended Service Agreement, MCV agreed to purchase a spare GTG rotor to facilitate maintenance activities and improve reliability.

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

F.    Employees

      As of February 28, 1999, MCV had 132 employees, including 89 engineering, operating and maintenance personnel. Fifty-three of MCV's employees are members of the Utility Workers Union of America, AFL-CIO Local 564 (the "Union"), and are subject to the terms of a collective bargaining agreement between MCV and the Union. MCV and the Union signed a new agreement effective March 1, 1999. It is a five year contract with a wage reopener in each of the last two years. MCV believes that its relationship with its employees is good.

G.    Regulation

      Introduction

      The Facility is not subject to most state and federal public utility laws and regulations. The following is a discussion of the principal regulatory proceedings and issues which could have an impact on the Facility.

      QF Certification

      In order to be a QF under PURPA and to maintain this status, not more than 50% of the "equity interest" in a facility may be owned by electric utilities or their affiliates. In addition, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input) of at least 45% (the "Efficiency Percentage"). However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the required Thermal and Efficiency Percentages. During 1998, the Facility achieved a Thermal Percentage of 17.3% and an Efficiency Percentage of 45.7%.

      The Facility's QF certification by FERC became effective when portions of the Facility were first synchronized to Consumers' system in June 1989. As a QF, the Facility is exempt from various provisions of the FPA and the 1935 Act and from certain state laws and regulations respecting rate, financial and organizational regulation of public utilities. On January 31 and March 1, 1990, FERC recertified the Facility as a QF in the context of an ownership structure in which MCV owns the Facility and in the context of a leveraged lease transaction in which the Facility is owned by owner trustees on behalf of institutional investors. In September 1997, MCV filed a Notice of Self-Recertification with the FERC to reflect technical changes in the configuration and equipment of the Facility as modified to date, changes in MCV Partnership ownership (which changes did not result in a change in the percentage of utility ownership) and elimination of Dow's back-pressure turbine from the Facility description because it was never installed. In 1998, MCV filed two Notices of Self-Recertification with the FERC to reflect changes in MCV Partnership ownership (which changes did not result in a change in the percentage of utility ownership). (See Part II, Item 7, "MD&A -- Outlook -- Maintaining QF Status".)

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

      On March 31, 1993, the MPSC issued an order, effective January 1, 1993 (the "Settlement Order"), which approved with modifications the Revised Settlement Proposal filed by Consumers, the MPSC staff and ten small power and cogeneration developers. Although MCV was not a party to the Revised Settlement Proposal, the MPSC staff required that MCV file a letter of non-objection to the Revised Settlement Proposal. The Settlement Order addressed, among other things, the amount Consumers could recover from its electric customers for the costs of capacity and energy purchased by it from MCV. Generally, the Settlement Order approved cost recovery of 915 MW of MCV capacity subject to certain "availability caps" associated with on-peak and off-peak periods of time each day and recovery of energy payments based on coal proxy prices (the formula in the PPA). However, instead of capacity and fixed energy payments being based on "availability" as provided in the PPA, the Settlement Order provided for recovery of such payments on an energy "delivered" basis. The MPSC did not order that the PPA be modified to conform with the cost recovery approved in the Settlement Order. However, the MPSC found that since the capacity charges approved for recovery under the Revised Settlement Proposal would not be reflected in the PPA, approval for the purposes of Act 81 could not be extended to those capacity charges. The MPSC did indicate in its order, however, that its Settlement Order would be implemented for rate-making purposes in 1993 and subsequent years. Opponents to the Revised Settlement Proposal unsuccessfully filed appeals of the Settlement Order and the decision is now final.

      Because the Settlement Order did not approve the capacity charges authorized for recovery in the PPA, and thereby denied the protection provided under Michigan law from reconsideration for a 17-1/2 year period, Consumers' cost recovery relating to purchases prior to January 1, 1998, from MCV has been reviewed in the annual PSCR Plan and Reconciliation Cases. On January 14, 1998, the MPSC issued a ruling suspending Consumers' annual PSCR Plan and Reconciliation Cases and set a PSCR "rate freeze" effective January 1, 1998. This PSCR rate freeze is subject to a final adjustment in Consumers' 1997 PSCR Reconciliation Case, which is in progress. This case will determine the level at which Consumers' PSCR rates will be frozen during the period 1998 through 2001.

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

      On February 23, 1995, the MPSC applied the Settlement Order to Consumers' 1993 Reconciliation Case and ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e. customers not subject to PSCR rates) resulting in a disallowance to Consumers of approximately $7.4 million of which approximately $.7 million relates to fixed energy charges (the "Jurisdictional Issue"). On October 19, 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would be increasing the amount being escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers disallowed by the MPSC and Michigan Court of Appeals due to the Jurisdictional Issue. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first eight months of 1995. On November 21, 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The decision involving the Jurisdictional Issue has become final, affirming the MPSC's decision. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $39,000 per month in 1998). In addition, MCV agreed to release to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers as to the appropriate escrow amount, and to refund the $1.9 million (discussed above), as a result of the finality of the Jurisdictional Issue. MCV has not recognized any of these amounts related to the Jurisdictional Issue as operating revenues.

      The MPSC ruled in the 1993 Reconciliation Case that Consumers could not recover from its retail customers fixed energy charges payable to MCV for energy delivered above the off-peak cap of 732 MW (the "off-peak cap issue"). Consumers and MCV unsuccessfully appealed the MPSC's ruling and the case is now final.

      In addition, as part of its order in Consumers' 1994 PSCR Plan proceedings, the MPSC ruled that for 1994 Consumers would not be permitted to recover fixed energy costs for energy associated with the off-peak cap issue. MCV believed the MPSC order on this issue was erroneous and filed an appeal of the MPSC decision. The Michigan Court of Appeals affirmed the MPSC. MCV has petitioned the Michigan Supreme Court to review this case. Other PSCR Plan and Reconciliation Cases for the years 1996 and 1997 are pending before the MPSC at this time. Consumers has escrowed approximately $2.8 million in 1996 and $1.0 million for the years 1994 and 1995 of fixed energy charges payable to MCV based on the MPSC ruling. MCV Management cannot predict the outcome of these proceedings.

      On September 8, 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved by the MPSC with recovery from Consumers retail customers to begin January 1, 1996. On September 22, 1995, MCV filed a position statement not objecting to the settlement agreement, but reserving all of its rights and privileges under the PPA. Consumers increased MCV's dispatch in 1996 consistent with the terms of the settlement agreement. On November 14, 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were related to issues not material to MCV, except the Jurisdictional Issue, which the MPSC deferred to the 1996 PSCR plan proceeding. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue and has released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph. In addition, Consumers has paid MCV approximately $2.5 million for the year 1998 and $2.8 million for the year 1997 for energy deliveries relating to the off-peak cap issue, subject to a final decision upholding the 325 MW Settlement Order on this issue. The $1.0 million escrowed in 1994 and 1995 remains in escrow. MCV has not recognized any of these amounts related to the off-peak issue as operating revenues. Various parties have appealed the 325 MW Settlement Order to the Michigan Court of Appeals. MCV Management cannot predict the outcome of this proceeding.

      Michigan Electric Industry Restructuring Proceedings

      On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. After public hearings and contested case hearings the MPSC issued its initial order on June 5, 1997, intermediate orders in related dockets on October 29, 1997, its final order on January 14, 1998, and a clarification order on February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they generally provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The MPSC ordered a phased-in program (from 1998 through 2001) for this competitive regime known as "direct access" whereby all customers (industrial, commercial and residential) would be eligible to select the power supplier of their choice. The MPSC also addressed many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. As noted above (Part I, Item 1, Section D, "Major Issues Facing MCV - Electric Industry Restructuring"), the two issues involved in this restructuring which could significantly impact MCV are contract sanctity and stranded cost recovery. On the issue of contract sanctity, the Restructuring Orders indicate that it was not the intent of the MPSC to take any action that would affect the contractual rights of QFs, including MCV. On the issue of stranded cost recovery, the Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs including capacity charges previously approved by the MPSC in power contracts incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) is limited to the period 1998 through 2007 (MCV's PPA expires in 2025). The Restructuring Orders do not specifically address the recovery of PPA capacity charges after 2007. The Restructuring Orders permitted Consumers to elect to suspend the PSCR process and freeze its PSCR rate factor through which charges under the PPA are recovered from retail customers. The MPSC has suspended the annual PSCR (Plan and Reconciliation Case) process indefinitely, and froze Consumers' PSCR rate factor. The suspension of the PSCR process and the PSCR "rate freeze" were effective January 1, 1998. This PSCR rate freeze is subject to the final outcome of Consumers' 1997 PSCR Reconciliation Case which is in progress. This case will determine the level at which Consumers' PSCR rates (including recovery of MCV capacity and energy charges) will be frozen during the period 1998 through 2001. MCV is a party in the 1997 PSCR Reconciliation Case.

      In the restructuring cases before the MPSC, MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA. MCV, as well as others, filed an appeal in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. MCV's appeal seeks, among other things, enforcement of prior MPSC orders (the Settlement Order and the 325 MW Settlement Order). MCV's complaint seeks, among other things, a declaration that the Restructuring Orders are preempted by PURPA to the extent that they fail to provide for assured retail rate recovery of payments made by Consumers to MCV pursuant to PURPA and an injunction barring enforcement of the Restructuring Orders to the extent they are preempted by PURPA. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

      Federal Electric Industry Restructuring

      FERC has jurisdiction over wholesale energy sales in interstate commerce and is moving towards "market" based pricing of electricity in some circumstances as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. Appeals of Order No. 888 and subsequent related orders are pending before the United States Court of Appeals for the D.C. Circuit. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

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

      PPA - Sale or Assignment

      In October 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to the 1240 MW of Contract Capacity and associated energy under the PPA. On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, the announcement states Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On March 19, 1999, Consumers filed an application with the MPSC seeking regulatory approval of various ratemaking and accounting treatments associated with the PECO contract. The PPA prohibits a party from transferring or otherwise alienating the agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld. At this time, MCV Management has not been requested by Consumers to approve any assignments. MCV is currently evaluating this proposed sale, however, it cannot predict the outcome or potential impacts of this issue.

      Great Lakes Pricing of Gas Transportation Costs

      In 1990, Great Lakes expanded its interstate pipeline system to accommodate gas purchases from MCV and other customers. Historically, such capital costs were "rolled-in" to the rate base, thus combining the capital cost of common use facility additions with the cost of existing common use facilities for the purpose of determining the transportation rates to be charged to all system shippers. In 1991, FERC issued an order that rejected rolled-in pricing for the MCV-related expansion costs and, instead, imposed incremental pricing which, for MCV, took effect April 1, 1993. The incremental method allocates the capital cost of facility additions solely to the new shippers who will gain access to the expanded facilities. FERC's decision was successfully appealed by MCV and as a result thereof, in August 1996, MCV recognized in its current operating results approximately $19.0 million (which represented $17.6 million in transportation costs included as a reduction in fuel costs and $1.4 million of accrued interest subsequent to October 1, 1995) of the Great Lakes refund. Further, in January 1998, the United States Court of Appeals ruled that MCV should have been paid additional interest for the period prior to October 1, 1995 on the Great Lakes refund. This case is now final.

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

      Water Quality. On two instances in March 1998, MCV exceeded the discharge limits of oil and grease from the oily waste treatment system. Treated waste water from this system discharges into MCV's 4.1 billion gallon cooling pond. The system along with various plant sumps were cleaned and pumped out. Through proper operational controls, the oily waste treatment system should not see large amounts of oil and grease and since March 1998, no further exceedances have occurred. The Michigan Department of Environmental Quality ("MDEQ") has taken no action to date on this issue.

      Application for National Pollutant Discharge Elimination System permit renewal was submitted to the MDEQ on March 26, 1998, and MCV received notification that it was "administratively complete" on September 2, 1998. The permit reissuance is scheduled to occur before October 1, 1999. MCV does not expect any difficulty in its reissuance.

      Air Quality. In September 1996, MCV submitted a Renewable Operating Permit ("ROP") Application and received notification that it was administratively complete on October 2, 1996. This determination affords the Facility an "application shield", which authorizes operation of the plant in accordance with its current permits and rules until such time as the ROP application is formally acted upon by the MDEQ Air Quality Division. Although the requirements that might be imposed at this time are not yet known, MCV does not currently foresee any impediments to issuance of that ROP. MDEQ Air Quality Division may request additional information during the technical review of the application followed by the issuance of a draft permit for public notice and comment. This process is presently in progress with MCV's comments incorporated into the draft permit. Public notice/comment period is scheduled for March 1999.

      In September 1998, the United States Environmental Protection Agency ("EPA") announced three rulemaking actions to address interstate and regional transport of ground level ozone, namely the NOXSIP Call Final Rule ("SIP Call Rule"), Proposed Federal Implementation Plan ("FIP Plan") and Section 126 Petitions. The SIP Call Rule requires 22 states (including Michigan) to submit state implementation plans ("SIPs") which address the regional transport of ground level ozone through reductions in nitrogen oxide ("NOX") emissions from combustion sources, including gas turbines. States must submit plans to meet certain overall reduction percentages established in the SIP Call Rule by September 30, 1999, with emission reduction measures in place by May 1, 2003 and overall compliance by September 30, 2007. The FIP Plan includes the same NOX reduction requirements and time tables contained in the SIP Call Rule. The FIP Plan will be implemented in any state which fails to submit an approvable NOX SIP by September 30, 1999 or otherwise fails to require applicable NOX emission reduction requirements to be in place. The Section 126 Petitions deal with eight petitions filed by northeastern states under Clean Air Act, Section 126, against sources in "upwind" states in the Midwest, including Michigan. The EPA proposes to postpone taking action on the petitions pending completion of the SIP Call Rule process. Public hearings were held and comments have been filed on all three of these rulemaking actions. MCV management cannot predict the outcome of these proceedings or their impact on MCV.

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

      Noise. To minimize noise from normal plant operations, MCV has installed silencers in all of the exhaust stacks, a silencer on the hogging air ejector and anti-noise insulation on the gas knockout drum. Additionally, steam venting silencers have been installed on all 12 HRSGs to control noise in connection with startup and shutdown operation. In 1996, MCV installed mufflers on the atmospheric dump valves to reduce noise in the event of a steam turbine trip or during periods when the steam turbines are out of service.

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

I.    Overall Lease Transaction

      General

      Permanent financing for the Facility has been provided through five separate but contemporaneous sale and leaseback transactions (the "Overall Lease Transaction"), pursuant to which MCV sold undivided interests in all of the fixed assets comprising the Facility to the Owner Trustee under five separate owner trusts (the "Owner Trusts") established for the benefit of certain institutional investors ("Owner Participants"). State Street Bank and Trust Company serves as Owner Trustee under each of the Owner Trusts (in each such capacity, an "Owner Trustee" and, collectively, the "Owner Trustees"). Each Owner Trustee leases its undivided interest in the Facility to MCV under one of five separate leases, each having a 25-year base term (the "Basic Lease Term") commencing in 1990. The Overall Lease Transaction was closed in two phases. The first closing (involving pollution control and certain related assets) occurred on March 16, 1990, (the "First Closing" or the "First Closing Date") and the second closing (involving the remainder of the Facility) occurred on June 16, 1990 (the "Second Closing" or the "Second Closing Date").

      Each purchase of an undivided interest in the Facility by an Owner Trustee and the lease of such undivided interest back to MCV constitutes a separate transaction (each, a "Lease Transaction"). The undivided interests are in varying "undivided interest percentages" ranging from approximately 4.4% to 75.5%. Each Lease Transaction was effected through separate, but substantially identical, documents relating to a particular undivided interest, including a Trust Agreement pursuant to which the Owner Participant established the Owner Trust with the Owner Trustee and authorized the Owner Trustee to hold title to its undivided interest on its behalf and lease the same to MCV (each a "Trust Agreement"), a Participation Agreement pursuant to which MCV, the Owner Participant, the Owner Trustee and the various other parties to such Lease Transaction agreed to the terms and conditions thereof (each, a "Participation Agreement"), a Lease Agreement pursuant to which the Owner Trustee leases the undivided interest to MCV (each, a "Lease") and two separate Trust Indentures pursuant to which the Owner Trustee issued Senior Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Senior Note Indenture") and Subordinated Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Subordinated Note Indenture" and, together with the Senior Note Indentures, the "Note Indentures"). The United States Trust Company and First Union National Bank are note trustees under the Senior
      Note Indenture and the Subordinated Note Indenture, respectively (the "Note Trustees"). There is, however, a single Collateral Agency and Intercreditor Agreement (the "Intercreditor Agreement"), executed by the Owner Trustees, MCV, the Note Trustees, the Working Capital Lender (as defined below) and First Trust Michigan as collateral Agent (the "Collateral Agent"), which provides for the creation and maintenance of certain reserves, the deposit of all revenues generated by the Facility, the payment of operating expenses, and the distribution of remaining revenues according to the priorities set forth therein to or for the account of the Working Capital Lender, the Note Trustees, the Owner Trustees, MCV and the affiliates of certain Partners. MCV has arranged for a $50 million working capital line (the "Working Capital Facility") with Bank of Montreal (the "Working Capital Lender") which expires August 31, 1999. As security for its obligation to repay advances made under the Working Capital Facility, MCV has granted to the Working Capital Lender a first priority security interest in certain receivables earned by MCV through the sale of electricity, electric generating capacity, natural gas, or steam to third parties, including Dow, Consumers and DCC (the "Earned Receivables") and in MCV's natural gas inventory (the "Natural Gas Inventory"). Payments due under the Working Capital Facility are direct obligations of MCV and will in general have a priority in payment over payments under the Leases (and thus on the Notes, as defined in this Section I, "Overall Lease Transaction -- The Lease Funding," and the Bonds).

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

      The Lease obligation is recorded as long-term debt, at the present value of future minimum Lease payments. There is no change to property, plant and equipment, on the Consolidated Balance Sheet, as the transaction was accounted for as a financing arrangement for financial reporting purposes. Certain Lease transaction expenses of MCV are recorded as deferred financing costs and amortized using the interest method over the term of the Lease. On an ongoing basis, the monthly accrual for the semi-annual Lease payments will be divided between interest and principal components using the effective interest method.

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

      Additional Senior Notes may be issued (i) to refinance the Senior Notes, in whole but not in part, and (ii) to provide funds for the payment of all or any portion of certain costs associated with certain modifications to the Facility. Additional Subordinated Notes may be issued (i) to refinance any series of Subordinated Notes, in whole or in part, and (ii) to provide funds for the payment of all or any portion of certain costs associated with modifications to the Facility. Any additional Senior and Subordinated Notes will rank pari passu with all Senior and Subordinated Notes, respectively, then outstanding. The aggregate principal amount of Senior and Subordinated Bonds that may be issued is unlimited, provided that at no time may the aggregate principal amount of Senior and Subordinated Bonds exceed the aggregate principal amount of Senior and Subordinated Notes, respectively, then outstanding. The future issuance of additional Senior and Subordinated Bonds (other than for refinancing purposes) would create additional claims against the security for the Note Indentures and the amounts available to repay amounts in respect of the Bonds currently outstanding in the event of foreclosure.

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

      Pursuant to the Intercreditor Agreement, a reserve account has been created for the benefit of the holders of the Notes, which had been initially funded with $90 million in cash (the "Reserve Account"). The Intercreditor Agreement further sets forth circumstances under which amounts in the Reserve Account will be adjusted to equal the greater (for so long as the Senior Bonds are outstanding) or the lesser (after the Senior Bonds have been paid in full) of $137 million or the debt portion of basic rent under the Leases payable on the next succeeding basic rent payment date, and limited circumstances under which no more than $10 million contained therein may be withdrawn therefrom to provide working capital. As of December 31, 1998, MCV had funds of $142.5 million in the Reserve Account. Excess funds in the Reserve Account are periodically transferred to MCV.

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

Item 3.    LEGAL PROCEEDINGS

MCV has filed property tax appeals contesting the assessed value of MCV's property for 1997 and 1998 taxes, which are pending before the Michigan Tax Tribunal. MCV also filed an appeal for 1999 taxes. MCV Management cannot predict the outcome of these proceedings.

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

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data of MCV. The selected operating and financial position data as of December 31, 1998, 1997, 1996, 1995 and 1994 and for each of the five years ended December 31, 1998 have been derived from audited financial statements. This information should be read in conjunction with Part II, Item 7, "MD&A" and the financial statements and notes thereto included elsewhere herein.

                                                                            Years Ended December 31,
                                                    -----------------------------------------------------------------------
                                                        1998           1997           1996           1995          1994
                                                    -----------------------------------------------------------------------
                                                                             (Dollars in Thousands)
STATEMENT OF OPERATIONS DATA:
  Operating Revenues                                $   627,054      $ 651,581       $ 645,168     $ 617,818      $ 578,741
  Operating Income                                      222,461        216,499         227,883       232,347        200,593
  Cumulative Effect on Prior Years (to                       --         15,533              --            --             --
   Dec-ember 31, 1996) of Change in Method of
   Accounting for Property Taxes (1)
  Net Income (Loss)                                      80,327         77,737          65,524        60,936         17,689

BALANCE SHEET DATA: (2)
  Total Assets                                        2,286,506      2,351,271       2,363,945     2,360,530      2,372,106
  Capitalization
    Partners' Equity                                    357,548        277,221         199,484       133,960         73,024
    Long-Term Debt, Excluding Current Maturities      1,723,960      1,788,291       1,929,241     2,007,815      2,080,005

(1)Effective January 1, 1997, MCV changed its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment for services and those services provided by the taxing authorities. Prior to January 1, 1997, the Partnership expensed property taxes monthly during the year following the assessment date (December 31). Also see Part II, Item 7, MD&A "Cumulative Effect of Accounting Change" and Notes to Consolidated Financial Statements, Note 3, "Change in Method of Accounting for Property Taxes."
(2)Balance sheet data consists of the balances at December 31.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

Results of Operations

Overview

For the year ended December 31, 1998, MCV recorded net income of $80.3 million as compared to 1997 net income of $77.7 million. The increase in 1998 earnings is primarily the result of lower interest expense on MCV's financing obligation, lower depreciation expense and higher available PPA capacity. This increase was partially offset by the 1997 change in method of accounting for property taxes (the cumulative effect on prior years of this change increased 1997 earnings by $15.5 million) and an increase in the average cost of gas.

For the year ended December 31, 1997, MCV's recorded net income was $12.2 million higher than the 1996 net income of $65.5 million. The increase in 1997 earnings was primarily the result of the 1997 change in method of accounting for property taxes (the cumulative effect on prior years of this change increased earnings for the year 1997 by approximately $15.5 million while the current year effect increased 1997 earnings by approximately $.6 million). Contributing to the higher earnings was higher available PPA capacity and lower interest expense on MCV's financing obligation, partially offset by the recognition of a Great Lakes Gas Transmission Company ("Great Lakes") gas transportation refund in 1996.

Operating Revenues

The following represents significant operating revenue statistics for the years ended December 31 (dollars in thousands except average rates):

                                                        1998            1997           1996
                                                     -----------    -----------    -----------
Operating Revenues                                   $   627,054    $   651,581    $   645,168

Capacity Revenue                                     $   407,518    $   405,488    $   396,244
   PPA Contract Capacity (MW)                              1,240          1,240          1,240
   PPA Availability                                         99.4%          98.9%          96.4%

Electric Revenue                                     $   192,258    $   218,219    $   220,803
   PPA Delivery as Percentage of Contract Capacity          79.3%          91.2%          89.4%
   PPA, SEPA and Other Electric Deliveries (MWh)       9,194,474     10,455,717     10,286,934
   Average PPA Variable Energy Rate ($ / MWh)        $     16.76    $     16.87    $     17.00
   Average PPA Fixed Energy Rate ($ / MWh)           $      3.75    $      3.94    $      4.10

Steam Revenue                                        $    12,008    $    12,604    $    12,851
   Steam Deliveries (Mlbs)                             5,584,273      5,717,720      5,215,537

Other Revenue                                        $    15,270    $    15,270    $    15,270


For the year ended December 31, 1998, MCV's operating revenues decreased $24.5 million over 1997. This decrease primarily resulted from lower electric deliveries under the PPA with Consumers, resulting from Consumers' change to economic dispatch of the facility (See Part II, Item 7, MD&A, "Outlook - Operating Outlook") and to lower variable and fixed energy rates. This decline in electric revenue is largely offset by a decline in fuel costs also associated with the decrease in dispatch. The decrease in energy related revenues was partially offset by higher capacity payments generated under the PPA.

For the year ended December 31, 1997, MCV's operating revenues increased $6.4 million over 1996 due primarily to higher capacity revenue generated under the PPA. The capacity revenue increase of $9.2 million is the result of higher capacity payments under the PPA due to fewer 1997 scheduled and unscheduled maintenance outages. In the first quarter of 1996, MCV experienced severe cracking in the hot gas casings of several of the GTGs which reduced the capacity payments under the PPA during that period. Also contributing to the increase in operating revenues are increases in the Consumers electric dispatch and DCC steam deliveries. The increase in operating revenues was partially offset by lower Dow electric and steam revenues due to the credit given to Dow for the tolling of gas.

Operating Expenses

For the year ended December 31, 1998, MCV's operating expenses were $404.6 million, which includes $244.7 million of fuel costs. During this period, MCV purchased approximately 85.7 bcf of natural gas, of which 4.4 bcf was used either for transportation fuel or a net change to gas in storage. During this same period, MCV consumed 84.1 bcf of natural gas at the plant to produce energy, of which 2.8 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the year 1998 was $2.45/MMBtu. For the year ended December 31, 1997, MCV's operating expenses were $435.1 million, which includes $266.4 million of fuel costs. During this period MCV purchased approximately
96.1 bcf of natural gas, of which 3.5 bcf was used either for transportation fuel or a net change to gas in storage. During this same period, MCV consumed 95.0 bcf of natural gas at the plant to produce energy, of which 2.4 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the year 1997 was $2.42/MMBtu. Fuel costs for the year 1998 compared to 1997 decreased $21.7 million. This decrease was primarily due to lower gas usage resulting from a lower electric dispatch by Consumers, and Dow's election to provide its own gas to generate part of its take of steam and electricity. This decrease was partially offset by a higher 1998 average cost of gas due to increases in the long-term natural gas prices.

In 1998, operating expenses other than fuel costs decreased $8.8 million from the year 1997. This decrease is primarily due to lower depreciation expense, resulting from a revision to the useful lives of the gas turbines and certain related capital spares to more closely reflect the economic lives of these assets. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

In 1997, MCV's operating expenses increased $17.8 million, which includes a $15.9 million increase in fuel costs. The 1996 fuel costs include the recognition of a Great Lakes gas transportation refund of approximately $17.6 million (excluding interest). Excluding the Great Lakes refund, fuel costs for 1997 were $1.7 million lower than 1996 due to a decrease in fuel usage resulting from Dow's providing gas to generate part of its take of steam and electricity, partially offset by higher gas prices primarily due to the escalation of prices in MCV's long-term contracts.

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

Other Income (Expense)

The increase in interest and other income for the year 1998 compared to 1997 reflects an interest income refund from Great Lakes, pursuant to a Federal Appeals Court decision made in January, 1998. The increase in interest and other income for the year 1997 compared to the year 1996 is due to maintaining a higher average cash investment balance and to higher interest rates. This increase was partially offset by the 1996 receipt of approximately $1.4 million of interest income on a related Great Lakes gas transportation refund. The decrease in interest expense for the year 1998 compared to the year 1997 and in 1997 compared to 1996 is due to a lower principal balance on MCV's financing obligation.

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

Market Risk Sensitivity

Market risks relating to MCV's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described below. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based upon quoted market prices. The information presented below should be read in conjunction with Note 2, " Significant Accounting Policies" and Note 6, "Long-Term Debt" to the Consolidated Financial Statements of MCV.

Interest Rate Risks. In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements ("Overall Lease Transaction") with a lessor group, related to substantially all of MCV's fixed assets. In accordance with SFAS No. 98, "Accounting For Leases," the sale and leaseback transaction has been accounted for as a financing arrangement. Under the terms of the Overall Lease Transaction, MCV sold undivided interests in all of the fixed assets of the Facility for approximately $2.3 billion, to the Owner Trusts established for the benefit of the Owner

Participants. The financing arrangement, entered into for a term of 25 years, maturing in 2015, has an effective interest rate of approximately 8.7%, payable in semi-annual installments of principal and interest. Due to the unique nature of the negotiated financing obligation it is impractical to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting this financing obligation.

In addition, to manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of December 31, 1998 have original maturity dates of less than one year.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at December 31, 1998.

                                                              Expected Maturity Date
                           -----------------------------------------------------------------------------------------------

                             1999        2000        2001        2002        2003     Thereafter     Total      Fair Value
                           -------      ------      ------      ------      ------    ----------    --------    ----------
Debt:
Long-Term Debt Fixed
Rate                       $ 221.7      $288.6      $292.2      $309.2      $214.0    $  1,790.1    $3,116.2        N/A
    (in millions)
Avg. Interest Rate             8.7%        8.7%        8.7%        8.7%        8.7%          8.7%        8.7%

Interest Rate Swaps:
Variable to Fixed          $  20.0                                                                               Immaterial
    (in millions)
Avg. Pay Rate                 4.90%
Avg. Receive Rate             4.89%

Floating to Floating                                            $ 20.0                                             $(.1)
    (in millions)
Avg. Pay Rate                                                     4.93%
Avg. Receive Rate                                                 4.75%

Commodity Risk. MCV is a purchaser of natural gas. MCV enters into natural gas futures and option contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized only to secure anticipated natural gas requirements necessary for projected electric sales at a cost of gas less than that available under MCV's long term natural gas contracts and to hedge sales of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements. The natural gas futures and option contracts qualify as hedges under SFAS No. 80, "Accounting for Futures Contracts," since the contracts cover probable future transactions. MCV's futures and forward contracts generally have maturities not exceeding twelve months.

The following table provides information about MCV's futures contracts that are sensitive to changes in natural gas prices; these futures contracts have maturity dates ranging from one to ten months. The table presents the carrying amounts and fair values at December 31, 1998:

                                             Expected Maturity in 1999            Fair Value
                                             -------------------------            ----------
Futures Contracts:
    Contract Volumes (Net)
    (10,000 MMBtu) Long (Buy)                         174                               --
Weighted Average Price
    (per MMBtu)                                    $1.997                           $1.902
Contract Amount ($US in Millions)                  $  2.5                           $  3.4

Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with ABB Power. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts which are entered into have maturity dates of less than one year. MCV did not have any such forward purchase contracts for Swiss Francs outstanding as of December 31, 1998.

Liquidity and Financial Resources

During the years ended December 31, 1998 and 1997, net cash generated by MCV's operations was $162.9 million and $121.1 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. No distributions to the Partners for federal tax obligations were made in the last three years; instead, funds totaling $23.2 million, $13.2 million and $18.1 million were retained by MCV as working capital in 1998, 1997 and 1996, respectively, since the Reserve Account was funded to the maximum amount of $137 million in 1994, per the Intercreditor Agreement. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next sixteen years. During 1998, 1997 and 1996, MCV paid the basic rent requirements of $309.0 million, $254.6 million and $254.7 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At December 31, 1998, the borrowing base was $45.2 million. The Working Capital Facility term currently extends to August 31, 1999. MCV did not utilize the Working Capital Facility during 1998, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of December 31, 1998, there was $313.3 million (which includes $76.8 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

Inflation

MCV does not expect inflation to have a significant effect on future results of operations in the near term. MCV's gas contracts have a fixed price in a base year which is subject to adjustment under various methods -- a fixed price, a fixed price with an escalator, an index based on Consumers' energy charges under the PPA, or a combination thereof -- which permits the seller to increase the price by the greater of the fixed escalator or the energy charge index. Management believes these provisions provide a measure of relief from inflation risks inasmuch as none of the long term gas contracts are indexed either to the price of natural gas or to the rate of general inflation. Under the terms of MCV's financing obligations under the Overall Lease Transaction, all of the outstanding long-term borrowings are at fixed rates.


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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include the final outcome of the MPSC Restructuring Orders and challenges thereto, governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of MCV is also influenced by other factors such as weather conditions, pricing and transportation of commodities, environmental legislation/regulation, Year 2000 compliance issues and inflation, among other important factors. In October 1998, Consumers announced that it is offering for sale and assignment, its rights under the PPA. On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, the announcement states Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. MCV's business and profitability may also be materially affected by the results of such sale of the PPA. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA, capacity payments made by Consumers and maintenance of the Facility's QF status.

Operating Outlook. In 1998, approximately 70% of PPA revenues were capacity payments which are based on the Facility's availability. PPA availability was 99.4% in 1998, 98.9% in 1997 and 96.4% in 1996. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to exceed 90%.

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources, instead of at the higher dispatch levels experienced over the past several years. MCV consequently expects both electric operating revenues and operating costs to decline. However, MCV Management does not expect this change to have a material impact on MCV's financial position.

GTG Equipment Problems. In 1996, several of the GTGs experienced severe cracking in the hot gas casings, which in some cases caused extensive damage to the turbine blades and vanes. After each such incident, MCV and ABB Power have identified and modified each of the GTGs to eliminate the problems and have implemented a program of hot gas path inspections for all GTGs, which are currently being performed every 3,000 hours. MCV and ABB Power continue to address reliability issues to alleviate future outages, and MCV believes that with the modifications that have been made to date there should be no significant future impacts on plant availability or efficiency, although no assurance can be given that additional equipment problems will not occur.


The cost of casing replacements and modifications is covered by ABB Power (with the exception of insurable events) pursuant to the amended Service Agreement, under which ABB Power is providing hot gas path parts for MCV's twelve gas turbines through the sixth series of major GTG inspections which are expected to be completed by year-end 2008.

MCV's insurance carriers continue to monitor and review all the GTG inspection findings. At this time, MCV currently maintains property insurance policies that include the hot gas casing equipment and are in effect through the second quarter of 1999. Failure to maintain insurance, subject to certain exceptions, is an Event of Default under the Overall Lease Transaction.

Natural Gas. The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. While MCV continues to pursue the acquisition of fuel supply beyond the year 2004, MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts.

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through December 1998, the energy charge (fixed and variable) paid to MCV has declined by .29 cents per kWh, while the average variable cost of delivered fuel for the period 1990 - 1998, has risen by $0.26 per MMBtu.

The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel (contract prices generally escalate at either the total PPA energy charge or 4% per year). The difference could be further exacerbated in approximately six years as MCV's gas contracts begin to expire if the cost of uncontracted fuel is materially higher than the prices in the expiring contracts.

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

         PPA - Jurisdictional Allocation. In February 1995, the MPSC in Case No. U-10155-R (the power supply cost recovery ("PSCR") reconciliation proceeding for 1993, "1993 Reconciliation Case," conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction) (the "Jurisdictional Issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first nine months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue became final in January 1998. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $39,000 per month in 1998). MCV released to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the Jurisdictional Issue. MCV has not recognized any of these amounts related to this Jurisdictional Issue as operating revenues.

         PPA - Fixed Energy Payments for Deliveries Above the Caps. The MPSC ruled in the 1993 through 1997 Reconciliation and/or Plan Cases that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap ("the off-peak cap issue"). MCV and Consumers unsuccessfully appealed the MPSC order for 1993 and that case is final. The 1994 Reconciliation Case is currently on appeal to the Michigan Supreme Court. Consumers escrowed approximately $2.8 million for 1996 and $1.0 million for the period 1994 and 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues.

         PPA - Additional 325 MW. In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC. In November 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue which the MPSC deferred to the 1996 PSCR Plan Case. In the 1996 PSCR Plan Case, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $2.5 million for the year 1998 and $2.8 million for the year 1997, for energy delivered above the off-peak cap, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding, the 1996 PSCR Plan Case, subsequent PSCR proceedings, or appeals, if any.

         PPA - 1998 PSCR Rate Freeze. On January 14, 1998, the MPSC issued a ruling suspending Consumers annual PSCR Plan and Reconciliation Cases and set a PSCR "rate freeze" effective January 1, 1998. This PSCR rate freeze is subject to a final adjustment in Consumers' 1997 PSCR Reconciliation Case, which is in progress. This case will determine the level at which Consumers' PSCR rates will be frozen during the period 1998 through 2001. Beginning with the payment of the March 1998 invoice, Consumers began paying MCV fixed energy payments based upon MCV's availability up to 915 MW and on deliveries above 915 MW, rather than the higher level established in the PSCR rate freeze. MCV disputes Consumer's contention that availability based payments occur only up to 915 MW and is continuing to discuss this issue with Consumers. MCV has recognized the fixed energy payment based on availability up to the caps in the 915 MW Settlement Order and on deliveries above 915 MW as operating revenues. At this time, MCV Management cannot predict the outcome of this issue.

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

         PPA - Sale and Assignment. In October 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to the 1240 MW of Contract Capacity and associated energy under the PPA. On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, the announcement states Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On March 19, 1999, Consumers filed an application with the MPSC seeking regulatory approval of various ratemaking and accounting treatments associated with the PECO contract. The PPA prohibits a party from transferring or otherwise alienating the agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld. At this time, MCV Management is currently evaluating this proposed sale, however, it cannot predict the outcome or potential impacts of this issue.

Michigan Electric Industry Restructuring Proceedings. On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. After public hearings and contested case hearings the MPSC issued its initial order on June 5, 1997, intermediate orders in related dockets on October 29, 1997, its final order on January 14, 1998, and a clarification order on February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they generally provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The MPSC ordered a phased-in program (from 1998 through 2001) for this competitive regime known as "direct access" whereby all customers (industrial, commercial and residential) would be eligible to select the power supplier of their choice. The MPSC also addressed many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The two issues involved in this restructuring which could significantly impact MCV are contract sanctity and stranded cost recovery. On the issue of contract sanctity, the Restructuring Orders indicate that it was not the intent of the MPSC to take any action that would affect the contractual rights of QFs, including MCV. On the issue of stranded cost recovery, the Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs including capacity charges previously approved by the MPSC in power contracts incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) is limited to the period 1998 through 2007 (MCV's PPA expires in 2025). The Restructuring Orders do not specifically address the recovery of PPA capacity charges after 2007. The Restructuring Orders permitted Consumers to elect to suspend the PSCR process and freeze its PSCR rate factor through which charges under the PPA are recovered from retail customers. The MPSC has suspended the annual PSCR (Plan and Reconciliation Case) process indefinitely, and froze Consumers' PSCR rate factor. The suspension of the PSCR process and the PSCR "rate freeze" were effective January 1, 1998. This PCSR rate freeze is subject to the final outcome of Consumers' 1997 PSCR Reconciliation Case which is in progress. This case will determine the level at which Consumers' PSCR rates (including recovery of MCV capacity and energy charges) will be frozen during the period 1998 through 2001. MCV is a party in the 1997 PSCR Reconciliation Case.

In the restructuring cases before the MPSC, MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA. MCV, as well as others, filed an appeal in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. MCV's appeal seeks, among other things, enforcement of prior MPSC orders (the Settlement Order and the 325 MW Settlement Order). MCV's complaint seeks, among other things, a declaration that the Restructuring Orders are preempted by PURPA to the extent that they fail to provide for assured retail rate recovery of payments made by Consumers to MCV pursuant to PURPA and an injunction barring enforcement of the Restructuring Orders to the extent they are preempted by PURPA. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales in interstate commerce and is moving towards "market" based pricing of electricity in some circumstances as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. Appeals of Order No. 888 and subsequent related orders are pending before the United States Court of Appeals for the D.C. Circuit. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

Maintaining QF Status. In the case of a topping-cycle generating plant such as the Facility, to maintain QF Status the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. The tests are applied on a calendar year basis. The Facility has achieved the applicable Efficiency Percentage of 42.5% in each year since commercial operation, and in the years 1995 through 1998 the Facility achieved an Efficiency Percentage in excess of 45%.

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances. Such termination would likely lead to a loss of QF status for the Facility. Dow and DCC steam purchases for 1998 averaged 637,474 lbs/hr. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage.

MCV believes that, given projected levels of steam and electricity sales, the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1998, MCV achieved an Efficiency Percentage of 45.7% and a Thermal Percentage of 17.3%.

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

Year 2000
Risks of MCV's Year 2000 Issues. MCV utilizes information technologies and non-information technologies (collectively "Systems") in the Facility, some of which may be affected by the year 2000 ("Y2K") date change. If uncorrected, the Y2K date change could cause, among other things, MCV to incur failures and outages of the Facility's generating equipment, the equipment operating systems and business systems. In particular, if MCV's critical systems, i.e., GTGs, steam turbines and the control system, are adversely affected, these negative conditions could result in a failure to keep the GTGs running and inhibit MCV's ability to produce electricity and steam.

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

MCV expects that all new equipment software and hardware installations or other modifications to its Systems will be completed prior to 2000. However, there can be no guarantee that costs, plans or time estimates will be achieved, and adverse implications of Y2K non-compliance will not occur. Specific factors that may cause such adverse results include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct all relevant computer code and the Y2K readiness of MCV's associates.

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

Contingency Plans. MCV is currently in the process of developing contingency plans and procedures which include alternative operating plans for the most reasonably likely worst-case scenarios, including associates in such plans where appropriate. These plans and procedures will outline alternate methods of operations (manual or otherwise) and all resources required, including staffing needs where necessary. These contingency plans and procedures are targeted for completion in the second quarter of 1999.

Costs. Anticipated spending to make the Systems Y2K compliant will be expensed as incurred, except costs for new software which will be capitalized and amortized over the software's useful life. At this time, MCV estimates the aggregate expenditures for Y2K compliance and new software to be $300,000. This estimate does not include any estimated costs that may be incurred by MCV as a result of the failure of any associate to become Y2K compliant or costs to implement any contingency plans.

See Part II, Item 8, "Financial Statements and Supplementary Data -- Notes 1 and 8 to the Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants and Financial Statements are set forth on Pages F-2 to F-21 of this Annual Report on Form 10-K and are hereby incorporated herein.

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

Management Committee

William T. McCormick, Jr.      (54)      Management Committee Chairman

David A. Arledge               (54)      Management Committee Member

Joseph L. Roberts, Jr.         (44)      Management Committee Member

Executive Officers

James M. Kevra                 (50)      President and Chief Executive Officer

Bruce C. Grant                 (52)      Vice President of Human Resources,
                                         Communications and Public Affairs

James A. Mooney                (59)      Vice President of Engineering,
                                         Operations and Construction

Gary B. Pasek                  (43)      Vice President, General Counsel and
                                         Secretary

James M. Rajewski              (51)      Vice President and Controller

Stephen A. Shulman             (42)      Chief Financial Officer and Treasurer

LeRoy W. Smith                 (57)      Vice President of Energy Supply and
                                         Marketing


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

Joseph L. Roberts, Jr. has served as a member of the Management Committee since May 1997. Mr. Roberts is President and Chief Executive Officer of MCNIC Power Company since July 1998 and a member of the Board of Directors of MCN Investment Corporation since August 1997. Prior to becoming President and Chief Executive Officer, Mr. Roberts was President of MCNIC Pipeline & Processing Company since August 1997 and Vice President of MCNIC Power Company, a position he held since 1993. From 1993 through 1997 Mr. Roberts was also Vice President of MCNIC Pipeline & Processing Company. MCN Investment Corporation, MCNIC Power Company and MCNIC Pipeline & Processing are subsidiaries of MCN Energy Group, Inc.


James M. Kevra has served as President and Chief Executive Officer of MCV since July 1995. Mr. Kevra has served as a member of the Management Committee from April 1992 to June 1995. Mr. Kevra has previously served as President of Pan National Gas Sales, Inc. (engaged in the marketing of liquefied natural gas), a subsidiary of PanEnergy, and held that position from February 1995 to June 1995, was Vice President of Centana Energy Corporation (engaged in the gathering and processing of natural gas), a subsidiary of PanEnergy, and was Vice President of Planning for Panhandle Eastern Pipe Line Company (engaged in the interstate transportation of natural gas). Mr. Kevra also served as the President of Source Cogeneration Company, Inc., and served in that capacity from April 1992 to June 1995.

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

James M. Rajewski has served as Vice President and Controller of MCV since January 1988.

Stephen A. Shulman has served as Chief Financial Officer and Treasurer since February 1999. From February 1994 to January 1999, he served as Vice President of Finance and Treasurer.

LeRoy W. Smith has served as Vice President of Energy Supply and Marketing since October 1998. From July 1988 to September 1998, he served as Vice President of Gas Supply.

Item 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth certain compensation data with respect to the chief executive officer and four other most highly compensated executive officers of MCV for each of the three years ended December 31, 1998, 1997 and 1996.

                                               Summary Compensation Table
                                               --------------------------

                                                                              Annual Compensation
                                                      ----------------------------------------------------------------
          Name and                                                                                        All Other
     Principal Position                Year           Salary ($)             Bonus ($)(a)              Compensation($)
------------------------------         ----           ----------             ------------              ---------------
James M. Kevra                         1998             226,008                 225,000                   46,519(b)
President and                          1997             221,750                 127,302                   45,942
Chief Executive Officer                1996             200,535                 112,300                   40,270


James A. Mooney                        1998             176,900                 122,559                   38,279(c)
Vice President of                      1997             169,139                  63,639                   37,126
Engineering, Operations                1996             163,247                  57,991                   35,637
and Construction


LeRoy W. Smith                         1998             152,335                 103,173                   25,321(d)
Vice President of Energy               1997             145,505                  59,813                   24,306
Supply and Marketing                   1996             140,425                  57,525                   23,551


Gary B. Pasek                          1998             152,169                 106,287                   22,794(e)
Vice President,                        1997             142,380                  51,195                   21,329
General Counsel & Secretary            1996             134,403                  49,347                   20,135



Stephen A. Shulman                     1998             137,100                  95,116                   20,538(f)
Chief Financial Officer                1997             129,932                  46,303                   19,465
and Treasurer                          1996             122,382                  42,439                   18,335

------------------------------

(a)   Represents bonuses accrued under the Senior Management Incentive Plan.

(b) Includes company contributions of $8,000 to the 401(k) Savings Plan, $12,000 to the Defined Contribution Retirement Plan, $12,769 to the Supplement Retirement Plan and $13,750 to the Excess Benefit Plan.

(c) Includes company contributions of $8,000 to the 401(k) Savings Plan, $12,000 to the Defined Contribution Retirement Plan, $11,914 to the Supplemental Retirement Plan and $6,365 to the Excess Benefit Plan.

(d) Includes company contributions of $7,571 to the 401(k) Savings Plan, $12,429 to the Defined Contribution Retirement Plan, $2,608 to the Supplemental Retirement Plan and $2,713 to the Excess Benefit Plan.

(e) Includes company contributions of $7,598 to the 401(k) Savings Plan, $12,402 to the Defined Contribution Retirement Plan and $2,794 to the Excess Benefit Plan.

(f) Includes company contributions of $6,846 to the 401(k) Savings Plan, $13,154 to the Defined Contribution Retirement Plan and $538 to the Excess Benefit Plan.

                       1998 Long-Term Incentive Plan Table
                       -----------------------------------


                                      Performance or Other Periods          Estimated Future Payout Under
             Name                    Until Maturation or Payout (a)           Non-Stock Price Based Plan
-------------------------------     -------------------------------         -----------------------------
                                                                                      Maximum($)
James M. Kevra                                  3-5 years                               73,000
James A. Mooney                                 3-5 years                               57,500
Gary B. Pasek                                   3-5 years                               49,800
LeRoy W. Smith                                  3-5 years                               49,500
Stephen A. Shulman                              3-5 years                               44,800

(a) In 1998, MCV established a new long-term incentive plan under which officers and certain management personnel could receive cash payouts based on achieving certain targeted cashflows on a projected basis, thus enabling cash distributions to be made to the Partners for their annual federal tax obligations pursuant to provisions in the Participation Agreement. If, in any of the years 2000 through 2002, MCV is able to make a cash distribution to its Partners greater than 75% of the Partners' estimated tax obligation, each participant in the plan could receive a payout equal to a range of 1%-30% of their base salary depending on the specific amount of cash distributed to the Partners and the year that such distribution occurs. Where the cash distribution to the Partners is 75% or less of the estimated tax obligation for each of these three years, no cash payout to participants will occur under this plan.

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

Mr. Arledge is a member of the Compensation Committee of MCV as well as Chairman, President and Chief Executive Officer and a Director of Coastal and a Director of Coastal Midland, Inc. Coastal Midland, Inc. and affiliates of Coastal have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1998, Coastal affiliates engaged in transactions with MCV which included the sale of natural gas, sale of natural gas transportation, various natural gas marketing services and the purchase of electricity that amounted in aggregate to approximately $36.3 million. A similar level of transactions is expected to occur in 1999. In addition, as of December 31, 1998, Coastal had an outstanding cash withdrawal from the Partnership in the amount of $16.2 million (including accrued interest) in exchange for a letter of credit, pursuant to the Participation Agreement.

Mr. McCormick is Chairman of the Compensation Committee of MCV as well as Chairman of the Board and Director of CMS Energy and Consumers. CMS Energy and its affiliates have the following direct and indirect interests in MCV and the
Facility: CMS Midland Holdings Company has a partnership interest in MCV, representing indirectly a 35% equity interest in the Facility; CMS Midland has a 49% general partnership interest in MCV; and Consumers has contractual obligations under the PPA to purchase electric capacity and related energy from MCV, has contractual obligations under various backup agreements among MCV, Consumers and Dow to assure a continuous supply of steam and electricity to Dow in the event the SEPA is terminated, has contractual obligations to enter into transmission service agreements with other utilities for MCV's benefit, and has leased undivided interests in the Site to the Owner Trustees (as MCV's assignees) pursuant to the Ground Lease. In 1998, Consumers purchased electric capacity and related energy from the Facility that aggregated approximately $583.7 million. In addition, CMS Energy affiliates have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1998, CMS Energy affiliates engaged in transactions with MCV which included the sale of natural gas, the sale of natural gas transportation, the sale of natural gas storage and the purchase of natural gas that amounted in aggregate to approximately $23.8 million. A similar level of transactions is expected to occur in 1999.

Mr. Roberts is a member of the Compensation Committee of MCV, as well as President and Chief Executive Officer of MCNIC Power Company and a member of the Board of Directors of MCN Investment Corporation. Affiliates of MCN Energy Group Inc. have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1998, MCN Energy Group Inc. affiliates engaged in transactions with MCV which included the sale of natural gas and the purchase of natural gas that amounted in aggregate to approximately $20.2 million. A similar level of transactions is expected to occur in 1999. In addition, as of December 31, 1998, MCN Energy Group Inc. had an outstanding cash withdrawal from the Partnership in the amount of $18.3 million (including accrued interest) in exchange for a letter of credit, pursuant to the Partnership Agreement.

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

Security Ownership of Certain Beneficial Owners

                                                                                   Amount and Nature of Beneficial Ownership (a)
                                                                                ---------------------------------------------------
                                                                                 Approximate Percent        Approximate Percent of
Name and Address of Beneficial Owner            Title of Class                     of Voting Rights          Partnership Interest
---------------------------------------------   ----------------------------    --------------------        -----------------------
CMS Midland, Inc.                               General Partnership Interest            49.0%                       49.0%
212 West Michigan Avenue
Jackson, MI 49201

Source Midland Limited Partnership              General Partnership Interest            24.2%                       18.1%
500 Griswold Street
Detroit, MI 48226

Coastal Midland, Inc.                           General Partnership Interest            14.6%                       10.9%
Coastal Tower
Nine Greenway Plaza
Houston, TX 77046

MEI Limited Partnership (b)                     General Partnership Interest            12.2%                        9.1%
Source Midland Limited Partnership and          Limited Partnership Interest              --                         0.9%
Coastal Midland, Inc. each own a 50%
interest in both the General and Limited
partnership interests of MEI Limited
Partnership, see previous addresses listed
for these companies

The Dow Chemical Company                        Limited Partnership Interest              --                         7.5%
2030 Dow Center
Midland, MI 48674

Micogen Limited Partnership (c)                 Limited Partnership Interest              --                         4.5%
Coastal Tower
Nine Greenway Plaza
Houston, TX 77046

Alanna Corporation                              Limited Partnership Interest              --                       0.00001%
c/o MCV Limited Partnership
100 Progress Place
Midland, MI 48640

                                                                                --------------------        -----------------------
                                                                                        100.0%                      100.0%

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

(b) On June 16, 1998, Coastal Midland, Inc. ("Coastal Midland") and Source Midland Limited Partnership ("Source Midland") each acquired a 50% interest in MEI Limited Partnership ("MEI") from Asea Brown Boveri, Inc., the previous parent company. In addition, C-E Midland Energy, Inc., a previous limited partner, was acquired by MEI just prior to the acquisition of MEI by Coastal Midland and Source Midland.

(c) On April 30, 1998, Coastal Midland and an affiliate of the Coastal Corporation acquired all of the partnership interests in Micogen Limited Partnership from Fluor Corporation, the previous parent company.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Part III, Item 11, "Executive Compensation -- Compensation Committee Interlocks and Insider Partnerships."

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

      1.   Financial statements.

           The following consolidated financial statements are as of December 31, 1998 and 1997 or for each of the three years ended December 31, 1998, 1997 and 1996.
                                                                            Page
                                                                            ----
           Index to Consolidated Financial Statements and Supplemental
             Schedules                                                       F-1
           Report of Independent Public Accountants                          F-2
           Consolidated Balance Sheets                                       F-3
           Consolidated Statements of Operations                             F-4
           Consolidated Statements of Partners' Equity                       F-5
           Consolidated Statements of Cash Flows                             F-6
           Notes to Consolidated Financial Statements                        F-7

      2. All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

      3. The Exhibits that are filed or incorporated by reference as part of this report are listed in the Exhibit Index filed herewith.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of 1998.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page Reference
                                                                  in Annual Report on
                                                                       Form 10-K
                                                                  -------------------
Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997               F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996                                         F-4

Consolidated Statements of Partners' Equity for the Years
  Ended December 31, 1998, 1997 and 1996                                   F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                         F-6

Notes to Consolidated Financial Statements                                 F-7

                               ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners and the Management Committee of the Midland Cogeneration Venture Limited Partnership:


We have audited the accompanying consolidated balance sheets of the MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP (a Michigan limited partnership) and subsidiaries (MCV) as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of MCV's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Midland Cogeneration Venture Limited Partnership and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, effective January 1, 1997, MCV changed its method of accounting for property taxes.


                                                   Arthur Andersen LLP


 Detroit, Michigan,
 January 29, 1999.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
                                 (In Thousands)

ASSETS                                                                                  1998            1997
------                                                                               -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                                 $   193,116    $   222,365
  Restricted cash and cash equivalents (Notes 2 and 4)                                     8,913         12,161
  Accounts and notes receivable (Notes 6 and 10)                                         104,315         93,674
  Gas inventory (Notes 2 and 6)                                                           15,144         12,910
  Unamortized property taxes (Note 3)                                                     15,742         16,097
  Prepaid expenses and other                                                               4,031          4,578
                                                                                     -----------    -----------

    Total current assets                                                                 341,261        361,785
                                                                                     -----------    -----------

PROPERTY, PLANT AND EQUIPMENT (Notes 2 and 6):
  Property, plant and equipment                                                        2,392,829      2,439,651
  Pipeline                                                                                21,222         21,222
                                                                                     -----------    -----------

    Total property, plant and equipment                                                2,414,051      2,460,873

  Accumulated depreciation                                                              (640,659)      (640,170)
                                                                                     -----------    -----------

    Net property, plant and equipment                                                  1,773,392      1,820,703
                                                                                     -----------    -----------

OTHER ASSETS:
  Restricted investment securities held-to-maturity (Notes 2 and 4)                      143,444        138,898
  Deferred financing costs, net of accumulated amortization of $10,416 and $9,358,
    respectively (Notes 2 and 6)                                                           8,161          9,219
  Prepaid gas costs, materials and supplies (Note 2)                                      20,248         20,666
                                                                                     -----------    -----------

    Total other assets                                                                   171,853        168,783
                                                                                     -----------    -----------
TOTAL ASSETS                                                                         $ 2,286,506    $ 2,351,271
                                                                                     ===========    ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities (Notes 5 and 10)                          $    60,718    $    58,942
  Interest payable (Note 6)                                                               78,959         85,183
  Current portion of long-term debt (Note 6)                                              64,331        140,950
                                                                                     -----------    -----------

    Total current liabilities                                                            204,008        285,075
                                                                                     -----------    -----------

NON-CURRENT LIABILITIES:
  Long-term debt (Note 6)                                                              1,723,960      1,788,291
  Other                                                                                      990            684
                                                                                     -----------    -----------

    Total non-current liabilities                                                      1,724,950      1,788,975
                                                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 1, 6, 7 and 8)

TOTAL LIABILITIES                                                                      1,928,958      2,074,050
                                                                                     -----------    -----------

PARTNERS' EQUITY (Note 10)                                                               357,548        277,221
                                                                                     -----------    -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                               $ 2,286,506    $ 2,351,271
                                                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)


                                                                          1998        1997          1996
                                                                       ---------    ---------    ---------
OPERATING REVENUES (Notes 2, 7, 8 and 10):
  Capacity                                                             $ 407,518    $ 405,488    $ 396,244
  Electric                                                               192,258      218,219      220,803
  Steam and other                                                         27,278       27,874       28,121
                                                                       ---------    ---------    ---------

    Total operating revenues                                             627,054      651,581      645,168
                                                                       ---------    ---------    ---------

OPERATING EXPENSES:
  Fuel costs                                                             244,670      266,417      250,511
  Depreciation                                                            97,239      104,755      104,189
  Operations                                                              14,880       16,080       15,585
  Maintenance                                                             12,596       13,403       13,885
  Property and single business taxes                                      25,687       26,044       25,947
  Administrative, selling and general                                      9,521        8,383        7,168
                                                                       ---------    ---------    ---------

    Total operating expenses                                             404,593      435,082      417,285
                                                                       ---------    ---------    ---------

OPERATING INCOME                                                         222,461      216,499      227,883
                                                                       ---------    ---------    ---------

OTHER INCOME (EXPENSE):
  Interest and other income                                               21,092       19,645       18,420
  Interest expense                                                      (163,226)    (173,940)    (180,779)
                                                                       ---------    ---------    ---------

    Total other income (expense), net                                   (142,134)    (154,295)    (162,359)
                                                                       ---------    ---------    ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      80,327       62,204       65,524

Cumulative effect on prior years (to December 31, 1996) of change in
  method of accounting for property taxes (Note 3)                            --       15,533           --
                                                                       ---------    ---------    ---------

NET INCOME                                                             $  80,327    $  77,737    $  65,524
                                                                       =========    =========    =========







        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)


                                            General       Limited
                                            Partners      Partners        Total
                                            --------      ---------     --------
BALANCE, DECEMBER 31, 1995                  $105,264      $ 28,696      $133,960

Net income                                    57,048         8,476        65,524
                                            --------      --------      --------

BALANCE, DECEMBER 31, 1996                   162,312        37,172       199,484

Net income                                    67,680        10,057        77,737
                                            --------      --------      --------

BALANCE, DECEMBER 31, 1997                   229,992        47,229       277,221

Net income                                    69,935        10,392        80,327
                                            --------      --------      --------

BALANCE, DECEMBER 31, 1998                  $299,927      $ 57,621      $357,548
                                            ========      ========      ========













        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)

                                                                                        1998         1997        1996
                                                                                     ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  80,327    $  77,737    $  65,524

  Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation and amortization                                                         98,297      105,882      105,361
  Cumulative effect of change in accounting principle                                       --      (15,533)          --
  Increase in accounts and notes receivable                                            (10,641)     (19,863)      (9,790)
  (Increase) decrease in gas inventory                                                  (2,234)         629          857
  (Increase) decrease in unamortized property taxes                                        355         (564)          --
  (Increase) decrease in prepaid expenses and other                                        547         (500)      (3,025)
  (Increase) decrease in prepaid gas costs, materials and supplies                         418      (14,816)      (1,110)
  Increase (decrease) in accounts payable, accrued and other liabilities                 1,776       (8,597)      13,149
  Decrease in interest payable                                                          (6,224)      (3,469)      (3,188)
  Increase in other non-current liabilities                                                306          229          120
                                                                                     ---------    ---------    ---------
    Net cash provided by operating activities                                          162,927      121,135      167,898
                                                                                     ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant modifications and purchases of plant and equipment                             (49,928)     (36,186)     (45,919)
                                                                                     ---------    ---------    ---------
    Net cash used in investing activities                                              (49,928)     (36,186)     (45,919)
                                                                                     ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of financing obligation                                                   (140,950)     (78,574)     (72,190)
  Purchase of restricted investment securities held-to-maturity                       (414,541)    (138,898)          --
  Maturity of restricted investment securities held-to-maturity                        409,995           --           --
  (Increase) decrease in restricted non-current cash and cash equivalents                   --      143,049       (3,197)
                                                                                     ---------    ---------    ---------
    Net cash used in financing activities                                             (145,496)     (74,423)     (75,387)
                                                                                     ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT        (32,497)      10,526       46,592

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING OF PERIOD           234,526      224,000      177,408
                                                                                     ---------    ---------    ---------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF PERIOD               $ 202,029    $ 234,526    $ 224,000
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

     The Facility was originally designed to provide approximately 1370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. Subsequent improvements to the Facility have increased the net electrical generating capacity. MCV has contracted to supply up to 1240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company, ("Consumers") for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers honoring its obligations under the Power Purchase Agreement ("PPA") with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. During 1998, the Facility achieved a Thermal Percentage of 17.3% and a PURPA Efficiency Percentage of 45.7%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that, given projected levels of steam and electricity sales, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1999. In addition, MCV currently meets the ownership limitations of PURPA.

     The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. Commencing in 1998, and each year thereafter, MCV must provide, at Consumers request, continuing annual assurances of such capability for each succeeding five-year period. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. MCV believes it can meet the requirement of continuing assurances. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     At both the state and federal level, efforts continue on restructuring the electric industry. In 1997 and 1998, the Michigan Public Service Commission ("MPSC") entered a series of orders, now final at the MPSC level, permitting customers to choose their power provider over a four-year phase-in period which was to start in 1998. Similar efforts, in the form of proposed legislation, exist at the federal level. Two issues generally involved in these restructuring efforts which could significantly impact MCV are stranded assets or transition cost recovery by utilities for PPA charges and contract (PPA) sanctity. To date, these restructuring efforts have not negatively impacted MCV, but if the MPSC's Restructuring Orders are construed so as to deny stranded cost recovery of above-market PPA costs, and if such order is not reversed on appeal, MCV's cash flows may be negatively impacted especially in the period after 2007. MCV, as well as others, filed an appeal in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the restructuring orders. MCV continues to monitor and participate in these matters, as appropriate and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.


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

     Inventory

     MCV's inventory of natural gas is stated at the lower of cost or market, and valued using the last-in, first-out ("LIFO") method. Inventory includes the costs of purchased gas, variable transportation and storage. The amount of reserve to reduce inventories from first-in, first-out ("FIFO") basis to the LIFO basis at December 31, 1998 and 1997, was $2.7 million and $1.9 million, respectively. Inventory cost, determined on a FIFO basis, approximates current replacement cost.

     Materials and Supplies

     Materials and supplies are stated at the lower of cost or market using the weighted average cost method.

     Deferred Financing Costs

     Financing costs incurred with the issuance of debt are deferred and amortized using the interest method over the life of the related financing obligation. Deferred financing costs of approximately $1.1 million were amortized in each of the years 1998 and 1997 and $1.2 million was amortized in 1996.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

     Effective January 1, 1998, MCV prospectively revised its useful lives of the gas turbine generators ("GTGs") and certain related capital spares, to more closely reflect the economic useful lives of these assets. These assets are serviced and maintained by ABB Power Generation ("ABB Power") under the amended service agreement, which will extend through the sixth series of major GTG inspections, with expected coverage through 2008. The effect of this change in accounting estimate resulted in a decrease to operating expenses of approximately $9.0 million for the year ending December 31, 1998.

     Federal Income Tax

     MCV is not subject to Federal income tax. Partnership earnings are taxed directly to each individual partner.

     Statement of Cash Flows

     All liquid investments purchased with a maturity of three months or less at time of purchase are considered to be current cash equivalents.

     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of December 31, 1998 have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 6 makes it impractical to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting such financing obligation.

     Forward Foreign Exchange Contracts

     An amended service agreement was entered into between MCV and ABB Power (the "amended Service Agreement"), under which ABB Power will provide hot gas path parts for MCV's twelve gas turbines through the sixth series of major GTG inspections, which are expected to be completed by year-end 2008. The payments due to ABB Power under this amended Service Agreement are adjusted annually based on the ratio of the U.S. dollar to Swiss franc currency exchange rate. MCV maintains a foreign currency hedging program to be used only with respect to MCV payments subject to foreign currency exposure under the amended Service Agreement.

     To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. On December 29, 1998 and December 29, 1997, MCV closed out its forward purchase contracts involving Swiss francs in the notional amount of $10.0 million in each of the two years, resulting in a deferred $1.0 million and $.2 million gain, respectively, recorded in current liabilities.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Natural Gas Options and Futures

     To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas options and futures contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized only to secure anticipated natural gas requirements necessary for projected electric sales at a cost of gas less than that available under MCV's long-term natural gas contracts and to hedge sales of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements. The natural gas futures contracts qualify as hedges under SFAS No. 80, "Accounting for Futures Contracts," since the contracts cover probable future transactions.

     Cash is deposited with the broker in a margin account, at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $.5 million and $1.6 million as of December 31, 1998 and December 31, 1997, respectively. MCV's deferred gains and losses on futures and options contracts, recorded in current liabilities, will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of December 31, 1998, MCV had net open futures and options contracts of 1.7 Bcf with a deferred gain of $.9 million. As of December 31, 1997, MCV had net open futures and options contracts of .3 Bcf with a deferred loss of $.1 million. In addition, MCV recorded approximately $.2 million in net deferred gains on contracts closed prior to December 31, 1998, related to 1999 purchase commitments, and had approximately $.6 million in net deferred gains on contracts closed prior to December 31, 1997, related to 1998 purchase/sales commitments.

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

     Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in prepaid expenses and other, was approximately $181,000 and $25,000, as of December 31, 1998 and December 31, 1997, respectively. In December 1998 and December 1997, MCV entered into separate interest rate swap hedges in the notional amount of $20 million each, with the periods of performance from July 23, 1999 through January 23, 2000 and from April 1, 1998 through December 1, 2002, respectively. The difference between the amounts received and paid under the interest rate swap transaction is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement. As of December 31, 1998, MCV had a loss under the December 1997 interest rate swap hedge of approximately $61,000.

     New Accounting Standard

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." MCV adopted this standard effective January 1, 1998. Since the MCV does not currently have activity classified as other comprehensive income, the application of this standard does not have any impact on MCV's financial position, results of operations and financial statement disclosure.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. MCV expects to adopt the new statement effective

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     January 1, 2000. MCV is continuing to study the impact of SFAS No. 133, however, MCV does not expect the application of this standard to materially affect its financial position or results of operations.

     Emerging Issues Task Force ("EITF") Issue 98-10 is effective for financial statements issued for fiscal years beginning after December 15, 1998 and requires derivatives contracts entered into under trading activities to be marked to market with the gains and losses shown net in the income statement. Derivative contracts that are designated as and effective as hedges of nontrading activities would continue to be accounted for in accordance with an entity's existing hedge accounting policy. Since MCV does not engage in trading activities, the current accounting policy of MCV for derivative contracts is unaffected by this EITF.

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


(4) RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-MATURITY

     Current and non-current restricted cash and cash equivalents consist of the following at December 31 (in thousands):

Current:                                          1998       1997
--------                                        --------   --------
Funds restricted for plant modifications        $  8,913   $ 12,161
                                                ========   ========

Non-current:
Funds restricted for rental payments pursuant
  to the Overall Lease Transaction              $142,453   $138,242

Funds restricted for management non-qualified
  plans                                              991        656
                                                --------   --------

Total                                           $143,444   $138,898
                                                ========   ========

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(5)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at December 31 (in thousands):

                                      1998      1997
                                     -------   -------
Accounts payable
   Related parties                   $17,231   $15,382
   Trade creditors                    27,457    28,531
Property and single business taxes    11,822    12,379
Other                                  4,208     2,650
                                     -------   -------

Total                                $60,718   $58,942
                                     =======   =======

(6)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (in thousands):

                                                    1998           1997
                                                 -----------    -----------
Financing obligation, maturing through
2015, effective interest rate of approximately
8.7%, payable in semi-annual installments of
principal and interest, secured by property,
plant and equipment                              $ 1,788,291    $ 1,929,241


Less current portion                                 (64,331)      (140,950)
                                                 -----------    -----------

Total long-term debt                             $ 1,723,960    $ 1,788,291
                                                 ===========    ===========

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

     Under the terms of the Overall Lease Transaction, MCV sold undivided interests in all of the fixed assets of the Facility for approximately $2.3 billion, to five separate owner trusts ("Owner Trusts") established for the benefit of certain institutional investors ("Owner Participants"). State Street Bank and Trust Company serves as owner trustee ("Owner Trustee") under each of the Owner Trusts, and leases undivided interests in the Facility on behalf of the Owner Trusts to MCV for an initial term of 25 years. CMS Midland Holdings Company ("CMS Holdings"), currently a wholly owned subsidiary of Consumers, acquired a 35% indirect equity interest in the Facility through its purchase of an interest in one of the Owner Trusts.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

     Revolving Credit Agreement

     MCV has also entered into a revolving credit agreement with the Bank of Montreal ("Working Capital Lender") which expires August 31, 1999. Under the terms of the existing agreement, MCV can borrow up to the $50 million commitment, in the form of revolving credit loans or letters of credit secured by MCV's natural gas inventory and earned receivables. A fee of .25% per annum is payable on the average daily unused portion of the commitment in addition to a letter of credit fee of .625% per annum. Outstanding borrowings under this agreement are limited to 90% of earned accounts receivable. At December 31, 1998, the borrowing base calculated under this agreement was $45.2 million. During 1998, MCV did not utilize the Working Capital Facility, except for letters of credit associated with normal business practice. At December 31, 1998, MCV had letters of credit outstanding of $27.2 million related to gas purchase transactions.

     Intercreditor Agreement

     MCV has also entered into an Intercreditor Agreement with the Owner Trustee, Working Capital Lender, First Trust Michigan as Collateral Agent ("Collateral Agent") and the Senior and Subordinated Indenture Trustees. Under the terms of this agreement, MCV is required to deposit all revenues derived from the operation of the Facility with the Collateral Agent for purposes of paying operating expenses and rent. In addition, these funds are required to pay construction modification costs and to secure future rent payments. As of December 31, 1998, MCV has deposited $142.5 million into the reserve account and $8.9 million into the construction repair account. The reserve account is to be maintained at not less than $40 million nor more than $137 million (or debt portion of next succeeding basic rent payment, whichever is greater). Excess funds in the reserve account are periodically transferred to MCV. This agreement also contains provisions governing the distribution of revenues and rents due under the Overall Lease Transaction, and establishes the priority of payment among the Owner Trusts, creditors of the Owner Trusts, creditors of MCV and the Partnership.

     Summary

     Interest and fees incurred related to long-term debt arrangements during 1998, 1997 and 1996 were $162.1 million, $172.8 million and $179.6 million, respectively.

     Interest and fees paid during 1998, 1997 and 1996 were $168.3 million, $176.2 million and $182.8 million, respectively.

     Minimum payments due under these long-term debt arrangements over the next five years are (in thousands):

                                             Principal       Interest            Total
                                            -----------     -----------       -----------
                    1999                    $    64,330     $   157,332       $   221,662
                    2000                        139,095         149,554           288,649
                    2001                        155,210         136,999           292,209
                    2002                        185,791         123,379           309,170
                    2003                        103,109         110,866           213,975
                                            -----------     -----------       -----------

                                            $  647,535      $   678,130       $ 1,325,665
                                            ===========     ===========       ===========

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

     Steam and Electric Power Agreement

     MCV and Dow executed the SEPA for the sale to Dow of certain minimum amounts of steam and electricity for Dow's facilities. In addition to the contractual steam and electric charges, Dow paid 36 quarterly payments, pursuant to the agreement, of $3.8 million each. These installment payments commenced in the first quarter of 1990 and continued through the fourth quarter of 1998, notwithstanding performance of the Facility.

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

     Steam Purchase Agreement

     MCV and DCC executed the SPA for the sale to DCC of certain minimum amounts of steam for use at the DCC Midland site. Steam sales under the SPA commenced in July 1996. Termination of this agreement, prior to expiration, requires the terminating party to pay to the other party a percentage of future revenues which would have been realized had the initial term of 15 years been fulfilled. The percentage of future revenues payable is 50% if termination occurs prior to the fifth anniversary of the commercial operation date and 33-1/3% if termination occurs after the fifth anniversary of this agreement. The term of this agreement is 15 years from the commercial operation date of steam deliveries under the contract and year-to-year thereafter.

     Gas Supply Agreements

     MCV has entered into gas purchase agreements with various producers for the supply of natural gas. The current contracted volume totals 236.5 million cubic feet ("MMcf") per day as of January 1, 1999. As of January 1, 1999, gas contracts with U.S. suppliers provide for the purchase of 156.5 MMcf per day while gas contracts with Canadian suppliers provide for the purchase of 80.0 MMcf per day. Some of these contracts require MCV to pay for a minimum amount of natural gas per year, whether or not taken. The estimated minimum commitments under these contracts for gas for the years 1999 through 2003 are $112.5 million, $116.7 million, $118.4 million, $129.1 million and $144.6 million, respectively. A portion of these payments may be utilized in future years to offset the cost of quantities of natural gas taken above the minimum amounts.

     Gas Transportation Agreements

     MCV has entered into firm natural gas transportation agreements with various pipeline companies. These agreements require MCV to pay certain reservation charges in order to reserve the transportation capacity. MCV incurred

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     reservation charges in 1998, 1997 and 1996, of $35.9 million, $34.4 million and $36.5 million (excluding the Great Lakes Gas Transportation Refund of $17.6 million), respectively. The estimated minimum reservation charges required under these agreements for each of the years 1999 through 2003 are $35.9 million, $35.9 million, $35.9 million, $35.5 million and $35.3 million, respectively. These projections are based on current commitments.

     Gas Turbine Service Agreement

     MCV entered into a service agreement, as amended, with ABB Power which commenced on January 1, 1990 and will expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009. Under the terms of this agreement, ABB Power sold MCV an initial inventory of spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. Upon termination of the Service Agreement (except for nonperformance by ABB Power), MCV must pay a cancellation payment of $1.5 million in 1999, $1.0 million in 2000 and $.5 million in any year thereafter escalated in 1988 dollars. MCV and ABB Power amended the Service Agreement, effective December 31, 1993, to include the supply of hot gas path parts. Under the amended Service Agreement, ABB Power will provide hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections. In January 1998, MCV and ABB Power amended the length of the amended Service Agreement to extend through the sixth series of major GTG inspections, which are expected to be completed by year end 2008, for a lump sum fixed price covering the entire term of the amended Service Agreement of $266.5 million (in 1993 dollars, which is adjusted based on exchange rates and Swiss inflation indices), payable on the basis of operating hours as they occur over the same period. MCV has made payments totaling approximately $98.7 million under this amended Service Agreement through December 31, 1998.

     In addition to the January 1998 amendment to the term of the amended Service Agreement, MCV has contracted to purchase from ABB Power 11NM GTG upgrade packages for eleven of the gas turbine generators for $41.6 million. The purchase of these upgrades comes after successfully testing one upgrade package at the Facility in 1997. The upgrade packages are expected to add to available capacity and significantly improve the efficiency of the Facility. Five upgrade packages were installed during 1998, with the remaining six expected to be completed by the end of 1999. Maintenance and spare parts for the upgrade packages are covered by the amended Service Agreement. As part of this amended Service Agreement, MCV agreed to purchase a spare GTG rotor to facilitate maintenance activities and improve reliability.

     Steam Turbine Service Agreement

     MCV entered into a nine year Steam Turbine Maintenance Agreement with General Electric Company effective January 1, 1995, which is designed to improve unit reliability, increase availability and minimize unanticipated maintenance costs. In addition, this contract includes performance incentives and penalties which are based on the length of each scheduled outage and the number of forced outages during a calendar year. MCV is to make monthly payments over the life of the contract totaling $13.0 million (in 1995 dollars).

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

         PPA - Jurisdictional Allocation
         In February 1995, the MPSC in Case No. U-10155-R (the power supply cost recovery ("PSCR") reconciliation proceeding for 1993, "1993 Reconciliation Case," conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction) (the "Jurisdictional Issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first nine months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue became final in January 1998. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (currently averaging approximately $39,000 per month in 1998). MCV released to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the Jurisdictional Issue. MCV has not recognized any of these amounts related to this Jurisdictional Issue as operating revenues.

         PPA - Fixed Energy Payments for Deliveries Above the Caps
         The MPSC ruled in the 1993 through 1997 Reconciliation and/or Plan Cases that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap ("the off-peak cap issue"). MCV and Consumers unsuccessfully appealed the MPSC order for 1993 and that case is final. The 1994 Reconciliation Case is currently on appeal to the Michigan Supreme Court. Consumers escrowed approximately $2.8 million for 1996 and $1.0 million for the period 1994 and 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. MCV has not recognized any of these amounts related to the off-peak cap issue as operating revenues.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

         Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $2.5 million for the year 1998 and $2.8 million for the year 1997, for energy delivered above the off-peak cap, subject to a final decision upholding the 325 MW Settlement Order on this issue. MCV has not recognized these amounts paid to MCV as operating revenues. MCV Management cannot predict the outcome of either the 325 MW Settlement Order proceeding, the 1996 PSCR Plan Case, subsequent PSCR proceedings, or appeals, if any.

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

         PPA - Sale or Assignment
         In October 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to the 1240 MW of Contract Capacity and associated energy under the PPA. On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, the announcement states Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On March 19, 1999, Consumers filed an application with the MPSC seeking regulatory approval of various ratemaking and accounting treatments associated with the PECO contract. The PPA prohibits a party from transferring or otherwise alienating the agreement without the prior written consent of the other party, which consent shall not be unreasonably withheld. At this time, MCV Management is currently evaluating this proposed sale, however, it cannot predict the outcome or potential impacts of this issue.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(9)  RETIREMENT BENEFITS

     Postretirement Health Care Plans

     In accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which was issued in 1998 by the FASB, this standard requires expanded disclosures which are effective for 1998 and have been reflected below.

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

     The following table reconciles the change in the plans' benefit obligation and change in plan assets as reflected on the balance sheet as of December 31 (in thousands):

                                                                          1998               1997
                                                                      -----------        -----------
                  CHANGE IN BENEFIT OBLIGATION
                  Benefit obligation at beginning of year             $   1,413.1        $   1,089.1
                  Service cost                                              200.9              146.8
                  Interest cost                                             119.5               92.7
                  Actuarial gain                                            (51.5)              84.5
                                                                      -----------        -----------
                  Benefit obligation at end of year                       1,682.0            1,413.1
                                                                      -----------        -----------

                  CHANGE IN PLAN ASSETS
                  Fair value of plan assets at beginning of year          1,400.0            1,140.6
                  Actual return on plan assets                              148.0              140.0
                  Employer contribution                                     176.1              119.4
                                                                      -----------        -----------
                  Fair value of plan assets at end of year                1,724.1            1,400.0
                                                                      -----------        -----------

                  Unfunded (funded) status                                  (42.1)              13.1
                  Unrecognized net gain                                     252.9              176.6
                                                                      -----------        -----------
                  Accrued (prepaid) benefit cost                      $     210.8        $     189.7
                                                                      ===========        ===========

     Net periodic postretirement health care cost for years ending December 31, included the following components (in thousands):

                                                                               1998          1997          1996
                                                                            ----------    ----------    ----------
                  COMPONENTS OF NET PERIODIC BENEFIT COST
                  Service cost                                              $    200.9      $  146.8    $    136.6
                  Interest cost                                                  119.5          92.7          76.0
                  Expected return on plan assets                                (119.0)        (97.0)        (73.5)
                  Amortization of unrecognized net (gain) or loss                 (4.2)         (6.8)        (10.0)
                  Amortization of unrecognized transition
                      (asset)/obligation                                            --            --          77.2
                                                                            ----------    ----------    ----------

                  Net periodic benefit cost                                 $    197.2      $  135.7    $    206.3
                                                                            ==========    ==========    ==========

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                               1-Percentage-Point    1-Percentage
                                                                                   Increase         Point Decrease
                                                                               ------------------   --------------
                  Effect on total of service and interest cost components      $        46.0        $      (39.1)
                  Effect on postretirement benefit obligation                  $       181.7        $     (157.3)

     Assumptions used in accounting for the Post-Retirement Health Care Plan were as follows:

                                                                                    1998          1997          1996
                                                                                 ----------    ----------    -----------
                  Discount rate                                                    6.75%         7.00%          7.50%
                  Long-term rate of return on plan assets                          8.50%         8.50%          8.50%
                  Inflation benefit amount
                      1996 through 2001                                            0.00%         0.00%          0.00%
                      2002 and later years                                         4.00%         4.00%          4.00%


     Retirement and Savings Plans

     MCV sponsors a defined contribution retirement plan covering all employees. Under the terms of the plan, MCV makes contributions to the plan of either five or ten percent of an employee's eligible annual compensation dependent upon the employee's age. MCV also sponsors a 401(k) savings plan for employees. Contributions and costs for this plan are based on matching an employee's savings up to a maximum level. In 1998, 1997, and 1996, MCV contributed $1.0 million, $1.0 million and $.9 million, respectively, under these plans.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(10)   PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

       The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at December 31, 1998, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of December 31, 1998 and 1997, and for each of the twelve month periods ended December 31, (in thousands).


 Equity Partner, Type of Partner and   Equity
     Nature of Related Party          Interest  Interest Related Party Transactions and Agreements     1998       1997       1996
------------------------------------------------------------------------------------------------------------------------------------
CMS Midland, Inc.                     $175,198   49.0%   Power purchase agreements                  $583,662    $608,640   $598,127
  General Partner; wholly-owned                          Purchases under gas transportation
  subsidiary of Consumers Energy                             agreements                                9,678       9,713      9,507
  Company (formerly Consumers                            Purchases under spot gas agreements             520       6,490      2,352
  Power Company)                                         Purchases under gas supply agreements         9,855       9,543     10,121
                                                         Gas storage agreement                         2,563       2,563      2,563
                                                         Land lease/easement agreements                  600         600        600
                                                         Accounts receivable                          48,652      53,513     52,048
                                                         Accounts payable                             13,682       9,276      5,469
                                                         Gas exchanges                                 1,148       1,674      3,444

The Dow Chemical Company                39,803    7.5    Steam and electric power agreement           42,141      42,937     47,041
  Limited Partner                                        Steam purchase agreement - Dow Corning
                                                             Corp (affiliate)                          3,256       3,167      1,239
                                                         Purchases under demineralized water
                                                             supply agreement                          6,280       7,336      6,292
                                                         Accounts receivable                           2,246       1,896      2,247
                                                         Accounts payable                                580         678      1,427
                                                         Standby and backup fees                         743         792      1,156

Source Midland Limited Partnership      59,394   18.1    SMLP - Under Ownership of MCNIC Power Co
  ("SMLP") General Partner; wholly-                      Purchases under spot gas agreements           6,810         578         --
  owned limited partnership of MCN                       Purchases under gas supply agreements        13,230       8,364         --
  Energy Group Inc. (1)                                  Accounts receivable                              --       1,125         --
                                                         Accounts payable                              1,178         588         --
                                                         Partner cash withdrawal (incl. accrued
                                                             interest) (2)                            18,341      11,922         --
                                                         Gas exchanges                                   169       1,845         --

                                                         SMLP - Under Ownership of Pan Energy Corp
                                                         Purchases under gas transportation
                                                             agreements                                   --       4,648     15,393
                                                         Purchases under spot gas agreements              --         911      3,313
                                                         Gas Exchanges                                    --          50      2,082
                                                         Accounts Payable                                 --          --      1,272

Coastal Midland, Inc. ("Coastal         35,637   10.9    Purchases under gas transportation
Midland")                                                    agreements (7)                           13,547      13,593     (3,296)
  General Partner; wholly-owned                          Purchases under spot gas agreement           10,382       9,920     13,986
  subsidiary of The Coastal                              Purchases under gas supply agreement          4,339       4,188      4,018
  Corporation                                            Gas agency agreement                          1,604       1,497      1,314
                                                         Deferred reservation charges under gas
                                                             purchase agreement                        4,925       3,940      2,955
                                                         Accounts receivable                              16       2,271         --
                                                         Accounts payable                              1,791       4,569      2,257
                                                         Gas exchanges                                 5,253       5,486      4,494
                                                         Partner cash withdrawal (incl. accrued
                                                             interest) (2)                            16,157       7,343         --
                                                         Electric power purchase agreement               216          --         --

MEI Limited Partnership ("MEI") (3)                      MEI - Under Ownership of Coastal and SMLP
  A General and Limited Partner;                         See related party activity listed under
  50% interest owned by Coastal                               Coastal Midland, Inc.
  Midland, Inc. and 50% interest                              and Source Midland Limited Partnership
  owned by SMLP
                                                         MEI - Under Ownership of ASEA Brown
                                                             Boveri, Inc.
      General Partnership Interest      29,698    9.1    Gas turbine maint. and spare parts
                                                             agreement                                23,377      29,900     30,623
      Limited Partnership Interest       2,969     .9    Accounts payable                                 --          88      1,043
                                                         Partner cash withdrawal (including
                                                             accrued interest) (2)                        --          --      4,284

 Equity Partner, Type of Partner and   Equity
       Nature of Related Party         Interest   Interest  Related Party Transactions and Agreements    1998      1997       1996
------------------------------------------------------------------------------------------------------------------------------------
Micogen Limited Partnership             14,848    4.5       MLP - Under Ownership of The Coastal
 ("MLP") Limited Partner; owned                                 Corporation
  by subsidiaries of The Coastal                            See related party activity listed under
  Corporation (4)                                               Coastal Midland Inc.

                                                            MLP - Under Ownership of Fluor Corporation
                                                            Partner cash withdrawal (including            --       3,142      1,925
                                                                accrued interest) (2)

C-E Midland Energy, Inc. ("C-E") (5)        --     --       C-E  - Under Ownership of ASEA Brown
 Interest in MCV acquired by MEI                                Boveri, Inc.
  Limited Partnership                                       Service Agreement                          1,252       2,195      5,983


Alanna Corporation                        1 (6)   .00001    Note receivable                                1           1          1
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation


Footnotes to Partners' Equity and Related Party Transactions

(1) On May 16, 1997, MCNIC Power Company acquired all of the partnership interests in Source Midland Limited Partnership ("SMLP") from PanEnergy Corp. The SMLP amounts listed Under Ownership of MCNIC Power Company are as of December 31, 1998 and for the twelve month period ended December 31, 1998; and as of December 31, 1997 and for the period May 16, 1997 to December 31, 1997. The SMLP amounts listed Under Ownership of PanEnergy Corp. are for the period January 1, 1997 to May 15, 1997; and for the twelve month period ended December 31, 1996, and as of December 31, 1996.
(2) Letters of credit have been issued and recorded as notes receivables from various equity partners, pursuant to the Participation Agreement. In the case of SMLP, the amount includes their share of the cash available to MEI Limited Partnership ("MEI"). In the case of Coastal Midland, Inc. ("Coastal Midland"), the amount includes their share of cash available of MEI and Micogen Limited Partnership ("MLP").
(3) On June 16, 1998, Coastal Midland and SMLP, each acquired a 50% interest in MEI. All MEI related party activity under the ownership of Coastal Midland and SMLP is shown under the equity partners, Coastal Midland and SMLP. All MEI related party activity under the ownership of ASEA Brown Boveri, Inc. is for the period January 1, 1998 to June 16, 1998, and as of December 31, 1997 and 1996 and for the twelve month periods ended December 31, 1997 and 1996.
(4) On April 30, 1998 Coastal and an affiliate of The Coastal Corporation acquired all of the partnership interests in MLP from Fluor Corporation ("Fluor"). All MLP related party activity under the ownership of The Coastal Corporation is shown under the equity partner, Coastal Midland, which is also wholly-owned by The Coastal Corporation.
(5) C-E Midland Energy, Inc.'s ("C-E") limited partnership interest was acquired by MEI, which was subsequently acquired by Coastal and SMLP. All C-E related party activity under the ownership of ASEA Brown Boveri, Inc. is for the period January 1, 1998 to June 16, 1998, and for the twelve month periods ended December 31, 1997 and 1996.
(6) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.
(7)  1996 includes the Great Lakes gas transportation refund of $17.6 million.

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

                                         MIDLAND COGENERATION VENTURE
                                              LIMITED PARTNERSHIP



Date:  March 25, 1999                    By  /s/ James M. Kevra
                                           -------------------------------------
                                                       James M. Kevra
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                       Title                                     Date
---------                                       -----                                     ----
 /s/ James M. Kevra                    President and Chief Executive Officer         March 25, 1999
------------------------------------   (Principal Executive Officer)
James M. Kevra



 /s/ Stephen A. Shulman                Chief Financial Officer and Treasurer         March 25, 1999
------------------------------------   (Principal Financial Officer)
Stephen A. Shulman



 /s/ James M. Rajewski                 Vice President and Controller                 March 25, 1999
------------------------------------   (Principal Accounting Officer)
James M. Rajewski



 /s/ William T. McCormick, Jr.         Chairman, Management Committee                March 25, 1999
------------------------------------
William T. McCormick, Jr.



 /s/ Joseph L. Roberts, Jr.            Member, Management Committee                  March 25, 1999
------------------------------------
Joseph L. Roberts, Jr.



 /s/ David A. Arledge                  Member, Management Committee                  March 25, 1999
------------------------------------
David A. Arledge

                                  EXHIBIT INDEX

Exhibit
Number                                    Description
-------         ----------------------------------------------------------------
3.1        -    Restated Certificate of Limited Partnership dated June 13, 1988
                ((a), Exhibit 3.1)).

3.2        -    Amended and Restated Limited Partnership Agreement of MCV dated as of June 13, 1988 ((a) (Exhibit 3.2)).

3.2 (a)    -    Amendment  No. 1 dated as of May 26, 1989 to Amended and
                Restated  Limited Partnership Agreement ((a) (Exhibit 3.3)).

3.2 (b)    -    Amendment  No. 2 dated as of November 28, 1989 to Amended and
                Restated  Limited Partnership Agreement ((a), Exhibit 3.4)).

3.2 (c)    -    Amendment  No. 3 dated as of June 1, 1990 to Amended and
                Restated Limited Partnership Agreement (incorporated by reference to Exhibit (2)(b) to CMS Energy 0Corporation's Form
                10-K dated March 21, 1990, File No. 1-9513).

3.3        -    Memorandum of Agreement, dated March 2, 1990, relating to
                Amended and Restated Partnership Agreement ((a), (Exhibit 3.6)).

4.1        -    Senior Trust Indenture, Leasehold Mortgage and Security
                Agreement  dated as of June 1, 1990 between Shawmut Bank and
                United  States  Trust  Company of New York ((a), Exhibit 4.1)).

4.1 (a)    -    Senior Trust Indenture Supplement No. 1 dated as of June 1, 1990
                ((a),  (Exhibit 4.2)).

4.2        -    Subordinated Trust Indenture, Leasehold Mortgage and Security
                Agreement dated as of June 1,  1990 between Shawmut Bank and
                Meridian Trust Company ("Subordinated Trust Indenture")((a),
                (Exhibit 4.5)).

4.2(a)     -    Subordinated Trust Indenture Supplement No. 1 dated as of June
                1,   1990 ((a), (Exhibit 4.6)).

4.2(b)     -    Subordinated Trust Indenture Supplement No. 2 dated as of July
                1, 1990 ((a), (Exhibit 4.7)).

4.3        -    Collateral Trust Indenture dated as of June 1, 1990 among
                Midland  Funding Corporation I, MCV and United States Trust
                Company of New York (incorporated by reference to Exhibit No.
                (28)(b) to CMS Energy Corporation's Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

4.3(a)     -    Collateral Trust Indenture Supplement No. 1 dated June 1, 1990
                ((a), (Exhibit 4.4)).

4.4        -    Collateral Trust Indenture dated as of June 1, 1990 among
                Midland Funding Corporation II, MCV and Meridian Trust Company
                (incorporated  by reference to Exhibit No. (284)(d) to CMS
                Energy  Corporation's  Form 10-Q for the quarter ended June 30,
                1990, File No. 1-9513).

4.4(a)     -    Collateral Trust Indenture Supplement No. 1 dated June 1, 1990
                ((a), (Exhibit 4.9)).

4.5        -    Amended and Restated Trust Agreement dated as of March 1, 1990 between Shawmut Bank and Owner Participant ((a), (Exhibit
                4.10)).

4.6        -    Lease Agreement, dated as of March 1, 1990 between MCV and
                Shawmut  Bank ((a), (Exhibit 4.11)).

4.6(a)     -    Amended and Restated Lease Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 4.12)).

                                 EXHIBIT INDEX

Exhibit
Number                                    Description
-------         ----------------------------------------------------------------

4.6(b)     -    Amendment No. 1 dated as of January 1, 1992 to Amended and
                Restated Lease  Agreement ((d), (Exhibit 4.17)).

4.6(c)     -    Second Amended and Restated Agreement of Lease [Part A] dated as of June 1, 1990 among Consumers, MCV, CMS  Midland, Inc. and
                MEC Development Corporation ((a), (Exhibit 4.14)).

4.7        -    Amended and Restated Participation Agreement dated as of June 1,
                1990 among MCV, Owner Participant, Shawmut Bank, United States
                Trust Company, Meridian Trust Company, Midland Funding
                Corporation I, Midland Funding Corporation II, MDC and
                Institutional Senior Bond Purchasers ((a), (Exhibit 4.13)).

4.8        -    Ground Lease Assignment and Assumption Agreement dated as of
                June 1,  1990 among Shawmut Bank and MCV ((a), (Exhibit 4.15)).

4.9        -    Collateral Agency and Intercreditor Agreement dated as of June
                1, 1990  between Shawmut Bank, MCV, United States Trust Company,
                Meridian Trust Company, Bank of Montreal and Manufacturers
                National Bank of Detroit ((a), (Exhibit 4.16)).

10.1       -    Tax Exempt Collateral Trust Indenture dated as of July 1, 1990 among The Economic Development Corporation of the County of
                Midland, MCV and Meridian Trust Company (incorporated by reference to Exhibit No. (28)(g) to CMS Energy Corporation's
                Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

10.1(a)    -    Tax Exempt Collateral Trust Indenture Supplement No. 1 dated
                July 1, 1990 ((a), (Exhibit  10.2)).

10.2       -    Credit Agreement dated as of June 16, 1990 among Bank of
                Montreal as Agent, the Lenders named therein and MCV ((a), (Exhibit 10.3)).

10.3       -    CMS Transfer Agreement dated as of January 27, 1987, as amended as of June 13, 1988, among Consumers Power Company, CMS Midland,
                Inc. and MCV (incorporated by reference to Exhibit (19)(a) to Consumers Power Company's Form 10-Q for the quarter ended June
                30, 1988, File No. 1-5611).

10.4       -    Amended and Restated MDC Transfer Agreement dated as of June 13,
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

                                 EXHIBIT INDEX

Exhibit
Number                                    Description
-------         ----------------------------------------------------------------

10.8       -    Power Purchase Agreement, dated as of July 17, 1986, between
                MCV and Consumers Power Company ("PPA") ((a), (Exhibit 10.4)).

10.8(a)    -    Amendment No. 1 to PPA dated September 10, 1987 ((a),
                (Exhibit 10.5)).

10.8(b)    -    Amendment No. 2 to PPA dated March 18, 1988 ((a),
                (Exhibit 10.6)).

10.8(c)    -    Amendment No. 3 to PPA dated August 28, 1989 ((a),
                (Exhibit 10.7)).

10.8(d)    -    Amendment No. 4A to PPA dated May 25, 1989 ((a),
                (Exhibit 10.8)).

10.9       -    Special Facilities/Interconnection Agreement dated as of
                July 8, 1988 between MCV and Consumers Power Company ((a),
                (Exhibit 10.25)).

10.10      -    Residual Open Access Interconnection Service Purchase
                Agreement between Consumers Power Company and MCV, dated
                December 5, 1991 ((c), (Exhibit 10.83)).

10.11      -    Agreement with respect to the transmission of power dated as of
                June 9, 1988, between Consumers Power Company and MCV ((a),
                (Exhibit 10.69)).

10.12      -    MCV Backup Agreement dated June 9, 1988 between MCV and
                Consumers Power Company with respect to Alternative Generating
                Equipment ((a), (Exhibit 10.27)).

10.13      -    Interconnection Option between MCV, Consumers Power Company,
                Michigan Gas Storage Company and The Dow Chemical Company dated
                April 27, 1988 ((a), (Exhibit 10.14)).

10.14      -    Steam and Electric Power Agreement between The Dow Chemical
                Company and MCV dated January 27, 1987 (the "SEPA") ((a),
                (Exhibit 10.10)).

10.14(a)   -    First Amendment to SEPA ((a), (Exhibit 10.11)).

10.14(b)   -    Exhibit "A" to SEPA ((a), (Exhibit 10.13)).

10.14(c)   -    Fourth Amendment to SEPA ((a), (Exhibit 10.15)).

10.14(d)   -    Fifth Amendment to SEPA ((a), (Exhibit 10.16)).

10.14(e)   -    Sixth Amendment to SEPA, dated November 20, 1989 ((f),
                (Exhibit 10.14(e)).

10.14(f)   -    Seventh Amendment to SEPA, dated November 22, 1994 ((f),
                (Exhibit 10.14(f)).

10.15      -    Demineralized Water Supply Agreement dated as of January 27,
                1987 between MCV and The Dow Chemical Company ((a), (Exhibit
                10.31)).

10.16      -    Package Boiler Sale and Support Agreement between The Dow
                Chemical Company, Consumers Power Company and MCV dated as of
                January 27, 1987 ((a), (Exhibit 10.32)).

10.17      -    Equipment Lease dated as of January 27, 1987 between The Dow
                Chemical Company and MCV (the "Equipment Lease") ((a), (Exhibit
                10.71)).

10.17(a)   -    First Amendment to Equipment Lease effective March 1, 1988 and dated as of May 4, 1988 ((a), (Exhibit 10.72)).

Exhibit
Number                                    Description
-------         ----------------------------------------------------------------

10.17(b)   -    Second Amendment to Equipment Lease effective December 1, 1989 and dated November 20, 1989 ((a), (Exhibit 10.73)).

10.18      -    Equipment Lease Easement dated as of January 27, 1988 between
                The Dow Chemical Company and MCV ((a), (Exhibit 10.74)).

10.18(a)   -    First Amendment to Equipment Lease Easement effective March 1,
                1988 and dated May 4, 1988 ((a), (Exhibit 10.75)).

10.18(b)   -    Second Amendment to Equipment Lease Easement effective December
                1, 1989 and dated November 20, 1989 ((a), (Exhibit 10.76)).

10.19      -    Service Agreement dated as of June 9, 1988 between MCV and ABB
                Power Generation, Inc. (Previously ABB Energy Services, Inc.)
                ((a), (Exhibit 10.22)).

10.19(a)   -    Hot Gas Path Parts Addendum to the Service Agreement dated March
                22, 1994 ((e), (Exhibit 10.99)).

10.19(b)   -    Amendment No. 1 to the Service Agreement dated April 1, 1995
                ((g), (Exhibit 10.20(b))).

10.19(c)   -    Amendment No. 2 to the Service Agreement dated January 15, 1998
                ((h),  (Exhibit 10.19(c))).

10.20      -    Operating Agreement, dated as of June 1, 1990, between MCV and
                Shawmut Bank, as Owner Trustee ((a), (Exhibit 10.23)).

10.21      -    Lessee Mortgage and Security Agreement, dated as of June 1,
                1990, between Shawmut Bank, as Owner Trustee, and MCV ((a),
                (Exhibit 10.24)).

10.22      -    Cogeneration Agreements Assignment, dated as of June 1, 1990, between Shawmut Bank, Owner Trustee, and MCV ((a), (Exhibit
                10.26)).

10.23      -    Support Facilities License and Easement Agreement dated as of
                June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit
                10.29)).

10.24      -    Facility Agreements and Governmental Actions Assignment
                Agreement dated as of June 1, 1990 between MCV and Shawmut Bank
                ((a), (Exhibit 10.30)).

10.25      -    Development Agreement, dated as of June 1, 1990 between MCV,
                Shawmut Bank, as Owner Trustee, and MCV2 ((a), (Exhibit 10.33)).

10.26      -    Amended and Restated Consent and Agreement, dated as of June 1,
                1990, between The Dow Chemical Company, Shawmut Bank, as Owner
                Trustee, Meridian Trust Company and United States Trust Company,
                MCV and Consumers Power Company ((a), (Exhibit 10.34)).

10.27      -    Consent and Agreement, dated as of June 1, 1990, between
                Consumers Power Company, MCV, Shawmut Bank, as Owner Trustee,
                Meridian Trust Company and United States Trust Company ((a),
                (Exhibit 10.35)).

10.28      -    Natural Gas Purchase Agreement, dated as of May 1, 1989 between
                Northern Michigan Gas Exploration Company ("Nomeco"), CMS Energy
                Corporation and MCV ((a), (Exhibit 10.39)).

10.28(a)   -    Amendment dated March 1, 1992 to the Natural Gas Purchase
                Agreement dated as of May 1, 1989 between Nomeco, CMS Energy
                Corporation and MCV ((e), (Exhibit 10.95)).

                                 EXHIBIT INDEX

Exhibit
Number                                    Description
-------         ----------------------------------------------------------------

10.28(b)   -    Amendment dated May 11, 1994 to the Natural Gas Purchase
                Agreement dated as of May 1, 1989 between Nomeco, CMS Energy and
                MCV,((f), (Exhibit 10.29(b)).

10.29      -    Natural Gas Purchase Agreement, dated as of May 13, 1988 between
                ANR  Production Company and MCV ((a), (Exhibit 10.41)).

10.30      -    Natural Gas Purchase Contract dated August 18, 1994, between
                Coastal Gas Marketing and MCV ((f), (Exhibit 10.32)).

10.31      -    Natural Gas Purchase Agreement, dated May 1, 1989 between
                CoEnergy Trading Company (previously Northern Michigan Gas
                Exploration Company before being assigned to CoEnergy Trading
                Company on March 14, 1995) and MCV ((a), (Exhibit 10.40)).

10.32      -    Natural Gas Purchase Agreement, dated February 1, 1992 between
                CoEnergy Trading Company (previously Nomeco Oil and Gas Company before being assigned to CoEnergy Trading Company on July 22,
                1994) and MCV ((d), (Exhibit 10.84)).

10.33      -    Natural Gas Purchase Agreement, dated as of June 2, 1997 between
                MCV and CMS Marketing, Services and Trading Company ((h),
                (Exhibit 10.33)).

10.34      -    Transportation Service Agreement, dated as of May 25, 1988 between Great Lakes Gas Transmission Company and MCV and letter agreements dated May 25, 1988 and May 26, 1988 ((a), (Exhibit
                10.60)).

10.35      -    Transportation Agreement (#17800) dated November 24, 1993
                between ANR Pipeline Company and MCV ((f), (Exhibit 10.35)).

10.36      -    Transportation Agreement (#17850) dated November 24, 1993
                between ANR Pipeline Company and MCV ((f), (Exhibit 10.36)).

10.37      -    Gas Exchange Agreement (Interruptible Service), dated as of
                March 2, 1988, between Consumers Power Company and MCV, as amended September 21, 1988 ((a), (Exhibit 10.62)).

10.38      -    Gas Exchange Agreement (Firm Service), dated as of March 2,
                1988, between Consumers Power Company and MCV, as amended
                September 21, 1988 ((a), (Exhibit 10.63)).

10.39      -    Gas Storage Agreement (Firm Service) between MCV and Consumers
                Power Company dated March 2, 1988 ((a), (Exhibit 10.68)).

10.40      -    Gas Transportation Agreement (Firm Service), dated as of March
                2, 1988, between Michigan Gas Storage and MCV and amendment thereto dated September 21, 1988 ((a), (Exhibit 10.64)).

10.41      -    The Gas Supply Option dated as of January 27, 1987, between The
                Dow Chemical Company and MCV ((a), (Exhibit 10.67)).

10.42      -    MCV Senior Management Incentive Plan (*).

10.43      -    MCV Supplemental Retirement Plan dated July 6, 1992 ((d),
                (Exhibit 10.87)), (*).

10.44      -    MCV Supplemental Benefit Plan dated January 1, 1989 ((d),
                (Exhibit 10.88)), (*).

10.45      -    MCV Excess - Benefit Plan dated July 1, 1989 ((d), (Exhibit
                10.89)), (*).

                                 EXHIBIT INDEX

Exhibit
Number                                    Description
-------         ----------------------------------------------------------------

10.46      -    MCV Long-Term Incentive Plan. (*)

21         -    Subsidiaries of Registrant -- MCV  subsidiaries are in the aggregate not significant subsidiaries as defined in Rule 1-02
                (v) of Regulation S-X.

27         -    Financial Data Schedule for year Ended 1998.

99.01      -    Unaudited - MCV Selected Proforma  Operating Cash Flow Data for
                the years ended 1998 and 1997.

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

      (h) Incorporated by reference to MCV's Annual Report on Form 10-K for the year ended December 31, 1997 as the bracketed numbered exhibits.

      (*) Exhibits represent Management Contracts and Compensatory Plans and Arrangements.