Form 10-Q
period 1999-03-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1999-05-14
CIK 869905

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                              --------------  ----------------

Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                       38-2726166
-------------------------------                       --------------------
 State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


 100 PROGRESS PLACE, MIDLAND, MICHIGAN                      48640
----------------------------------------            ---------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (517) 839-6000
                                                       ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----    -----

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                                         March 31,
                                                                           1999            December 31,
ASSETS                                                                 (Unaudited)              1998
                                                                      --------------      --------------
CURRENT ASSETS:
   Cash and cash equivalents                                           $   175,786         $   193,116
   Restricted cash and cash equivalents                                      5,547               8,913
   Accounts and notes receivable                                            93,786             104,315
   Gas inventory                                                             8,238              15,144
   Unamortized property taxes                                               35,792              15,742
   Prepaid expenses and other                                                7,511               4,031
                                                                       -----------         -----------
     Total current assets                                                  326,660             341,261
                                                                       -----------         -----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                         2,397,110           2,392,829
   Pipeline                                                                 21,222              21,222
                                                                       -----------         -----------
     Total property, plant and equipment                                 2,418,332           2,414,051

   Accumulated depreciation                                               (655,112)           (640,659)
                                                                       -----------         -----------
     Net property, plant and equipment                                   1,763,220           1,773,392
                                                                       -----------         -----------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                       138,918             143,444
   Deferred financing costs, net of accumulated amortization of
        $10,669 and $10,416, respectively                                    7,908               8,161
   Prepaid gas costs, materials and supplies                                19,213              20,248
                                                                       -----------         -----------
     Total other assets                                                    166,039             171,853
                                                                       -----------         -----------

TOTAL ASSETS                                                           $ 2,255,919         $ 2,286,506
                                                                       ===========         ===========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                            $    59,708         $    60,718
   Interest payable                                                         38,762              78,959
   Current portion of long-term debt                                       111,823              64,331
                                                                       -----------         -----------
     Total current liabilities                                             210,293             204,008
                                                                       -----------         -----------

NON-CURRENT LIABILITIES:
   Long-term debt                                                        1,663,174           1,723,960
   Other                                                                     1,081                 990
                                                                       -----------         -----------
     Total non-current liabilities                                       1,664,255           1,724,950
                                                                       -----------         -----------

CONTINGENCIES (Note 6)

TOTAL LIABILITIES                                                        1,874,548           1,928,958
                                                                       -----------         -----------

PARTNERS' EQUITY                                                           381,371             357,548
                                                                       -----------         -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                 $ 2,255,919         $ 2,286,506
                                                                       ===========         ===========



The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)

                                                 Three Months Ended
                                                       March 31,
                                          ---------------------------------
                                                1999              1998
                                           ---------------    --------------
OPERATING REVENUES:
   Capacity                                   $  98,493         $ 100,338
   Electric                                      55,394            52,371
   Steam and other                                4,236             7,269
                                              ---------         ---------

     Total operating revenues                   158,123           159,978
                                              ---------         ---------

OPERATING EXPENSES:
   Fuel costs                                    59,795            65,613
   Depreciation                                  23,607            26,604
   Operations                                     3,712             4,039
   Maintenance                                    3,280             2,772
   Property and single business taxes             6,418             6,410
   Administrative, selling and general            2,818             2,512
                                              ---------         ---------

     Total operating expenses                    99,630           107,950
                                              ---------         ---------

OPERATING INCOME                                 58,493            52,028
                                              ---------         ---------

OTHER INCOME (EXPENSE):
   Interest and other income                      4,430             6,025
   Interest expense                             (39,100)          (41,409)
                                              ---------         ---------

     Total other income (expense), net          (34,670)          (35,384)
                                              ---------         ---------

NET INCOME                                    $  23,823         $  16,644
                                              =========         =========


The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)




                                             Three Months Ended
                                               March 31, 1999
                                    ----------------------------------------
                                    General        Limited
                                    Partners       Partners          Total
                                  -----------    -----------     -----------
BALANCE, BEGINNING OF PERIOD        $299,927        $ 57,621        $357,548


Net income                            20,741           3,082          23,823


                                    --------        --------        --------

BALANCE, END OF PERIOD              $320,668        $ 60,703        $381,371
                                    ========        ========        ========

The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                      --------------------------------------
                                                                              1999               1998
                                                                       ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  23,823         $  16,644

   Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization                                              23,860            26,872
   Decrease in accounts receivable                                            10,529             3,813
   Decrease in gas inventory                                                   6,906             1,294
   (Increase) in unamortized property taxes                                  (20,050)          (19,008)
   (Increase) decrease in prepaid expenses and other                          (3,480)              314
   Decrease (increase) in prepaid gas costs, materials and supplies            1,035              (548)
   (Decrease) increase in accounts payable and accrued liabilities            (1,010)           16,367
   (Decrease) in interest payable                                            (40,197)          (44,182)
   Increase in other non-current liabilities                                      91               109
                                                                           ---------         ---------

     Net cash provided by operating activities                                 1,507             1,675
                                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant and equipment                  (13,435)          (13,076)
                                                                           ---------         ---------

     Net cash used in investing activities                                   (13,435)          (13,076)
                                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                         (13,294)          (51,722)
   Maturity of restricted investment securities held-to-maturity             162,644           108,922
   Purchase of restricted investment securities held-to-maturity            (158,118)         (107,984)
                                                                           ---------         ---------

     Net cash used in financing activities                                    (8,768)          (50,784)
                                                                           ---------         ---------

NET DECEASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT          (20,696)          (62,185)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING
   OF PERIOD                                                                 202,029           234,526
                                                                           ---------         ---------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF
   PERIOD                                                                  $ 181,333         $ 172,341
                                                                           =========         =========

The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes as contained in the Annual Report on Form 10-K for the year ended December 31, 1998 of Midland Cogeneration Venture Limited Partnership ("MCV") which includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Prior period amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of MCV and its wholly-owned subsidiaries. All material transactions and balances among entities which comprise MCV have been eliminated in the consolidated financial statements.


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

     The Facility was originally designed to provide approximately 1,370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. Subsequent improvements to the Facility have increased net electrical generating capacity. MCV has contracted to supply up to 1,240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company ("Consumers") for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' honoring its obligations under the Power Purchase Agreement ("PPA") with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the three months ended March 31, 1999, the Facility achieved a Thermal Percentage of 21.2% and a PURPA Efficiency Percentage of 47.1%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that given projected levels of steam and electricity sales, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1999. In addition, MCV currently meets the ownership limitations of PURPA.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. Commencing in 1998, and each year thereafter, MCV must provide at Consumers request, continuing annual assurances of such capability for each succeeding five-year period. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. MCV believes it can meet the requirement of continuing assurances. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted.

     At both the state and federal level, efforts continue on restructuring the electric industry. In 1997, 1998 and 1999, the Michigan Public Service Commission ("MPSC") entered a series of orders, now final at the MPSC level, permitting customers to choose their power provider over a multiple-year phase-in period beginning September 1999, with complete open access by January 1, 2002. Similar efforts, in the form of proposed legislation, exist at the federal level. Two issues generally involved in these restructuring efforts which could impact MCV the most are stranded assets or transition cost recovery by utilities for PPA charges and contract (PPA) sanctity. To date, these restructuring efforts have not negatively impacted MCV, but if the MPSC's Restructuring Orders are construed so as to deny stranded cost recovery of above-market PPA costs, and if such order is not reversed on appeal, MCV's cash flows may be negatively impacted in the period after 2007. MCV, as well as others, filed an appeal in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the restructuring orders. MCV continues to monitor and participate in these matters, as appropriate and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.


(2)  SIGNIFICANT ACCOUNTING POLICIES

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of March 31, 1999 and December 31, 1998, have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

     Forward Foreign Exchange Contracts

     An amended service agreement was entered into between MCV and ABB Power Generation ("ABB Power") (the "amended Service Agreement"), under which ABB Power provides hot gas path parts for MCV's twelve gas turbines through the sixth series of major gas turbine generator ("GTG") inspections, which are expected to be completed by year-end 2008. The payments due to ABB Power under this amended Service Agreement are adjusted annually based on the ratio of the U.S. dollar to Swiss franc currency exchange rate. MCV maintains a foreign currency hedging program to be used only with respect to MCV payments subject to foreign currency exposure under the amended Service Agreement.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting Standards ("SFAS") 52, "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. On December 29, 1998, MCV closed out its forward purchase contracts involving Swiss francs in the notional amount of $10.0 million, resulting in a deferred $1.0 million gain recorded in current liabilities. As of March 31, 1999, MCV has not entered into any new forward purchase contracts.

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

     Cash is deposited with the broker in a margin account, at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $2.8 million and $.5 million as of March 31, 1999 and December 31, 1998, respectively. MCV's deferred gains and losses on futures and options contracts, recorded in current liabilities, will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of March 31, 1999, MCV had net open futures and options contracts of 3.8 Bcf with a deferred gain of $.5 million. As of December 31, 1998, MCV had net open futures and options contracts of 1.7 Bcf with a deferred gain of $.9 million. In addition, MCV recorded approximately $.4 million in net deferred gains on contracts closed prior to March 31, 1999, related to 1999 purchase commitments, and had approximately $.2 million in net deferred gains on contracts closed prior to December 31, 1998, also related to 1999 purchase commitments.

     Interest Rate Swap Hedges

     To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts.

     Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in prepaid expenses and other, was approximately $175,000 and $181,000, as of March 31, 1999 and December 31, 1998, respectively. In December 1998 and December 1997, MCV entered into separate interest rate swap hedges in the notional amount of $20 million each, with the periods of performance from July 23, 1999 through January 23, 2000 and from April 1, 1998 through December 1, 2002, respectively. The difference between the amounts received and paid under the interest rate swap transaction is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement. For the year-to-date periods ending March 31, 1999 and December 31, 1998, MCV had losses under the December 1997 interest rate swap hedge of approximately $4,000 and $61,000, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     New Accounting Standard

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. MCV expects to adopt the new statement effective January 1, 2000. MCV is continuing to study the impact of SFAS No. 133, however, MCV does not expect the application of this standard to materially affect its financial position or results of operations.


(3)  RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES
     HELD-TO-MATURITY

     Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):

                                                                                March 31,      December 31,
                                                                                  1999            1998
                                                                                --------        --------
     Current:
     Funds restricted for plant modifications                                  $  5,547        $  8,913
                                                                               ========        ========

     Non-current:
     Funds restricted for rental payments pursuant to the Overall Lease
       Transaction                                                             $137,836        $142,453

     Funds restricted for management non-qualified plans                          1,082             991
                                                                               --------        --------

     Total                                                                     $138,918        $143,444
                                                                               ========        ========


(4)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                              March 31,     December 31,
                                                1999           1998
                                            -------------   ----------
     Accounts payable
       Related parties                         $ 7,160        $17,231
       Trade creditors                          23,509         27,457
     Property and single business taxes         26,671         11,822
     Other                                       2,368          4,208
                                               -------        -------
     Total                                     $59,708        $60,718
                                               =======        =======

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(5)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):

                                                                                      March 31,         December 31,
                                                                                        1999                1998
                                                                                  ----------------    ----------------
     Financing obligation, maturing through 2015, effective interest rate of approximately 8.7%, payable in semi-annual installments of principal and interest, secured by property, plant and equipment
                                                                                     $ 1,774,997         $ 1,788,291

     Less current portion                                                               (111,823)            (64,331)
                                                                                     -----------         -----------

     Total long-term debt                                                            $ 1,663,174         $ 1,723,960
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

     Interest and fees incurred related to long-term debt arrangements during the three months ended March 31, 1999 and 1998 were $38.8 million and $41.1 million, respectively. Interest and fees paid for the three months ended March 31, 1999 and 1998 were $79.0 million and $85.2 million, respectively.


(6)  CONTINGENCIES

     PPA - "Regulatory Out" Provision

     Under the "regulatory out" provision of the PPA, Consumers may, under certain conditions, be relieved of paying capacity and/or energy charges to MCV to the extent the MPSC lawfully does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity payments to MCV below an average rate of 3.77 cents per kWh for available contract capacity as a result of a regulatory disallowance.

         PPA - Jurisdictional Allocation
         In February 1995, the MPSC in Case No. U-10155-R (the power supply cost recovery ("PSCR") reconciliation proceeding for 1993, "1993 Reconciliation Case," conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction) (the "Jurisdictional Issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first nine months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue became final in January 1998. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (averaging approximately $47,000 per month in 1999). MCV previously released to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the Jurisdictional Issue. MCV and Consumers have resolved this issue through at least 2001. See the discussion below under, "PPA
         - Settlement of PPA Issues."

         PPA - Fixed Energy Payments for Deliveries Above the Caps
         The MPSC ruled in the 1993 through 1997 Reconciliation and/or Plan Cases that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap ("the off-peak cap issue"). MCV and Consumers unsuccessfully appealed the MPSC order for 1993 and that case is final. The 1994 Reconciliation Case is currently on appeal to the Michigan Supreme Court. Consumers escrowed approximately $2.8 million for 1996 and $1.0 million for the period 1994 and 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. MCV and Consumers have resolved this issue through September 15, 2007. See the discussion below under, "PPA
         - Settlement of PPA Issues."

         PPA - Additional 325 MW
         In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC. In November 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue which the MPSC deferred to the 1996 PSCR Plan Case. In the 1996 PSCR Plan Case, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $.6 million for the three months ending March 31, 1999, $2.5 million for the year 1998 and $2.8 million for the year 1997, for energy delivered above the off-peak cap, which payments are now final because of the settlement of PPA issues. See the discussion below under, "PPA - Settlement of PPA Issues."

         PPA - 1998 PSCR Rate Freeze
         In January 1998, the MPSC issued a ruling suspending Consumers annual PSCR Plan and Reconciliation Cases and set a PSCR "rate freeze" effective January 1, 1998. This PSCR rate freeze is subject to a final adjustment in Consumers' 1997 PSCR Reconciliation Case, which is in progress. This case will determine the level at which Consumers' PSCR rates will be frozen during the period 1998 through 2001. Beginning with the payment of the March 1998 invoice, Consumers began paying MCV fixed energy payments based upon MCV's availability up to 915 MW and on deliveries above 915 MW, rather than the higher level established in the PSCR rate freeze. MCV disputed Consumer's contention that availability based payments occur only up to 915 MW. MCV had recognized the fixed energy payment based on availability up to the caps in the 915 MW Settlement Order and on deliveries above 915 MW as operating revenues. MCV and Consumers have resolved this issue. See the discussion below under, "PPA - Settlement of PPA Issues." Under the Settlement Agreement (as defined in "PPA - Settlement of PPA Issues"), Consumers will pay MCV the energy rates set forth in the PPA based on availability for the first 915 MW and on delivered energy above 915 MW through September 15, 2007.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         PPA - Other Issues
         In 1997, Consumers informed MCV of several other potential payment issues it may pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues related to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it did not believe that MCV can use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers had also indicated that they may take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs. MCV had recognized amounts related to the above issues as operating revenues, except for revenues associated with the band width (averaging approximately $7,000 per month in 1999). MCV and Consumers have addressed all of these issues in the Settlement Agreement. See the discussion below under, "PPA - Settlement of PPA Issues."

         PPA - Settlement of PPA Issues
         MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement) all disputed issues discussed in this Note 6, "Contingencies - PPA "Regulatory-Out" Provision," including the Jurisdictional Issue, the off-peak cap issue, issues associated with the 325 MW Settlement Order, the 1998 PSCR rate freeze and other PPA issues. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

         PPA - Sale and Assignment
         In October 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to the 1240 MW of Contract Capacity and associated energy under the PPA. On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On March 19, 1999, Consumers filed an application with the MPSC seeking regulatory approval of various ratemaking and accounting treatments associated with the PECO contract. On April 30, 1999, the MPSC entered an order which did not grant all of the relief Consumers requested, but does permit the transaction to go forward. At this time, MCV Management cannot predict whether Consumers will accept the MPSC's order. MCV does not expect the sale of Consumers' rights to capacity and associated energy under the PPA to materially affect its financial position or results of operations.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(7)  PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at March 31, 1999, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of March 31, 1999 and 1998, and for each of the three month periods ended March 31, (in thousands).

 Equity Partner, Type of Partner and   Equity
       Nature of Related Party         Interest   Interest    Related Party Transactions and Agreements         1999       1998
-------------------------------------- ---------- ------- -------------------------------------------------- ----------- ----------
CMS Midland, Inc.                      $186,871   49.0%   Power purchase agreement                           $149,112    $149,262
  General Partner; wholly-owned                           Purchases under gas transportation agreements         2,394       2,414
  subsidiary of Consumers Energy                          Purchases under spot gas agreements                     207         180
  Company (formerly Consumers                             Purchases under gas supply agreements                 1,073       2,149
  Power Company)                                          Gas storage agreement                                   641         641
                                                          Land lease/easement agreements                          150         150
                                                          Accounts receivable                                  46,192      52,441
                                                          Accounts payable                                      3,109      11,385
                                                          Gas exchanges                                           297         807

The Dow Chemical Company                 41,590    7.5    Steam and electric power agreement                    8,290      10,682
  Limited Partner                                         Steam purchase agreement - Dow Corning Corp           1,099         950
                                                          (affiliate)
                                                          Purchases under demineralized water supply            1,710       1,851
                                                          agreement
                                                          Accounts receivable                                   2,341       1,966
                                                          Accounts payable                                        609         576
                                                          Standby and backup fees                                 164         188

Source Midland Limited Partnership       63,712   18.1    Purchases under spot gas agreements                      --       2,089
  ("SMLP") General Partner; wholly-                       Purchases under gas supply agreements                 2,528       3,087
  owned limited partnership of MCN                        Accounts payable                                        951       2,908
  Energy Group Inc.                                       Partner cash withdrawal (including accrued           18,583      12,091
                                                          interest) (1)

Coastal Midland, Inc. ("Coastal")        38,228   10.9    Purchases under gas transportation agreements         3,403       3,490
  General Partner; wholly-owned                           Purchases under spot gas agreement                      574       4,811
  subsidiary of The Coastal                               Purchases under gas supply agreement                    513         493
  Corporation                                             Gas agency agreement                                    338         382
                                                          Deferred reservation charges under gas purchase       5,910       4,925
                                                          agreement
                                                          Accounts receivable                                      --       2,765
                                                          Accounts payable                                      2,491       4,112
                                                          Gas exchanges                                             9       3,117
                                                          Partner cash withdrawal (including accrued           16,371       8,302
                                                          interest) (1)

MEI Limited Partnership ("MEI") (2)                       MEI - Under Ownership of Coastal and SMLP A
  General and Limited Partner;                            See related party activity listed under Coastal
                                                          Midland, Inc.
  50% interest owned by Coastal                           and Source Midland Limited Partnership
  Midland, Inc. and 50% interest
  owned by SMLP                                           MEI - Under Ownership of ASEA Brown Boveri, Inc.
      General Partnership Interest       31,857    9.1    Gas turbine maintenance and spare parts agreement        --      10,251
      Limited Partnership Interest        3,185     .9    Accounts payable                                         --          90

Micogen Limited Partnership              15,927    4.5    MLP - Under Ownership of The Coastal
  Corporation ("MLP") Limited Partner;                    See related party activity listed  under Coastal
  owned by subsidiaries of The Coastal                    Midland Inc.
 Corporation (3)

C-E Midland Energy, Inc. ("C-E") (4)         --   --      Service Agreement                                        --         602
  Interest in MCV acquired by MEI                         Accounts Payable                                         --         174
  Limited Partnership

Alanna Corporation                        1 (6)   .00001  Note receivable                                           1           1
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Footnotes to Partners' Equity and Related Party Transactions

(1) Letters of credit have been issued and recorded as notes receivables from various equity partners, pursuant to the Participation Agreement. In the case of SMLP, the amount includes their share of the cash available to MEI Limited Partnership ("MEI"). In the case of Coastal Midland, Inc. ("Coastal"), the amount includes their share of cash available of MEI and Micogen Limited Partnership ("MLP").
(2) On June 16, 1998, Coastal and SMLP, each acquired a 50% interest in MEI. All MEI related party activity under the ownership of Coastal and SMLP is shown under the equity partners, Coastal and SMLP. All MEI related party activity under the ownership of ASEA Brown Boveri, Inc. is for the three months ended March 31, 1998, and as of March 31, 1998.
(3) On April 30, 1998 Coastal and an affiliate of The Coastal Corporation acquired all of the partnership interests in MLP from Fluor Corporation ("Fluor"). All MLP related party activity under the ownership of The Coastal Corporation is shown under the equity partner, Coastal, which is also wholly-owned by The Coastal Corporation.
(4) C-E Midland Energy, Inc.'s ("C-E") limited partnership interest was acquired by MEI, which was subsequently acquired by Coastal and SMLP. All C-E related party activity under the ownership of ASEA Brown Boveri, Inc. is for the three months ended March 31, 1998 and as of March 31, 1998.
(5) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

       Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1998 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):


                                                                  Three Months Ended
                                                                       March 31,
                                                            --------------------------------
                                                                 1999               1998
                                                            ------------      --------------
Operating Revenues                                          $  158,123            $  159,978

Capacity Revenue                                            $   98,493            $  100,338
   PPA Contract Capacity (MW)                                    1,240                 1,240
   Billed PPA Availability                                        98.5%(1)              99.3%

Electric Revenue                                            $   55,394            $   52,371
   PPA Delivery as a Percentage of Contract Capacity              79.3%                 88.7%
   PPA, SEPA and Other Electric Deliveries (MWh)             2,289,402             2,509,649
   Average PPA Variable Energy Rate ($/MWh)                 $    16.37            $    16.96
   Average PPA Fixed Energy Rate ($/MWh)                    $     3.60            $     3.89

Steam Revenue                                               $    4,236            $    3,451
   Steam Deliveries (Mlbs)                                   1,757,860             1,670,951

Other Revenue                                               $       --            $    3,818

(1) As part of the Settlement Agreement (see Part I, Item 1, "Condensed Notes to Unaudited Consolidated Financial Statements," Note 6, "Contingencies - PPA "Regulatory-Out" Provision"), MCV agreed not to bill Consumers for PPA availability greater than 98.5% in each calendar year.

Comparison of the Three Months ended March 31, 1999 and 1998

Overview

For the first quarter of 1999, MCV recorded net income of $23.8 million as compared to net income of $16.6 million for the first quarter of 1998. The earnings increase for the first quarter of 1999 over 1998 is primarily due to a Settlement Agreement between MCV and Consumers effective January 1, 1999, which resolved a number of disputed issues under the PPA between the parties. MCV recognized a one-time net $6.4 million increase in operating revenues in the first quarter of 1999 based upon the resolution of these issues. Also contributing to this increase was lower interest expense on MCV's financing obligation and lower depreciation expense.

Operating Revenues

For the first quarter of 1999, MCV's operating revenues decreased $1.9 million from the first quarter of 1998. This decrease is due to a lower electric dispatch under the PPA, resulting from Consumers change to economic dispatch of the facility in mid-March 1998 and due to the expiration of the installment payments under the SEPA with Dow. This decline in revenue due to the decrease in dispatch is largely offset by a decline in fuel costs. This decrease was partially offset by the $6.4 million increase in electric revenues as a result of the Settlement Agreement with Consumers.

Operating Expenses

For the first quarter of 1999, MCV's operating expenses were $99.6 million, which includes $59.8 million of fuel costs. During this period, MCV purchased approximately 18.8 billion cubic feet ("bcf") of natural gas, of which a net 1.6 bcf was drawn from gas in storage and used for transportation fuel. During this same period, MCV consumed 20.9 bcf, of which .5 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first quarter of 1999 was $2.40 per million British thermal units ("MMBtu"). For the first quarter of 1998, MCV's operating expenses were $108.0 million, which includes $65.6 million of fuel costs. During this period, MCV purchased approximately
23.0 bcf of natural gas, of which .4 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 23.4 bcf, of which .8 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first quarter of 1998 was $2.40 per MMBtu. Fuel costs for the first quarter of 1999 compared to 1998 decreased $5.8 million. This decrease was primarily due to a lower electric dispatch by Consumers under the PPA.

For the first quarter of 1999, operating expenses other than fuel costs decreased $2.6 million from the first quarter of 1998, primarily resulting from lower depreciation expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The decrease in interest and other income in the first quarter of 1999 compared to 1998 reflects the 1998 accrual for the interest income refund due from Great Lakes Gas Transmission, pursuant to a Federal Appeals Court decision made in January, 1998. The decrease in interest expense in the first quarter of 1999 from the first quarter of 1998 is due to a lower principal balance on MCV's financing obligation.

Market Risk Sensitivity

Market risks relating to MCV's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described below. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based upon quoted market prices. The information presented below should be read in conjunction with Note 2, " Significant Accounting Policies" and Note 5, "Long-Term Debt" to the Consolidated Financial Statements of MCV.

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

The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of March 31, 1999 have original maturity dates of less than one year. In addition, to manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at March 31, 1999.

                                                                Expected Maturity Date
                           --------------------------------------------------------------------------------------------------
                              1999        2000        2001        2002        2003     Thereafter     Total      Fair Value
                              ----        ----        ----        ----        ----     ----------     -----      ----------
Debt:
Long-Term Debt
Fixed Rate                 $221.7      $288.6      $292.2      $309.2      $214.0      $1,790.5     $3,116.2        N/A
    (in millions)
Avg. Interest Rate         8.7%        8.7%        8.7%        8.7%        8.7%        8.7%         8.7%

Interest Rate Swaps:
Variable to Fixed                      $20.0                                                                     Immaterial
    (in millions)
Avg. Pay Rate                          5.21%
Avg. Receive Rate                      4.89%

Floating to Floating                                           $20.0                                             Immaterial
    (in millions)
Avg. Pay Rate                                                  5.45%
Avg. Receive Rate                                              5.37%

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

The following table provides information about MCV's futures contracts that are sensitive to changes in natural gas prices; these futures contracts have maturity dates ranging from one to nine months. The table presents the carrying amounts and fair values at March 31, 1999:

                                                               Expected Maturity in 1999               Fair Value
                                                               -------------------------               ----------
Futures Contracts:
Contract Volumes (Net) (10,000 MMBtu) Long (Buy)                        283                              --
Weighted Average Price (per MMBtu)                                      $1.968                           $2.081
Contract Amount ($US in Millions)                                       $5.3                             $5.7

Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with ABB Power. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts which are entered into have maturity dates of less than one year. MCV did not have any such forward purchase contracts for Swiss Francs outstanding as of March 31, 1999.

Liquidity and Financial Resources

During the three months ended March 31, 1999 and 1998, net cash generated by MCV's operations was $1.5 million and $1.7 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next sixteen years. In January 1999 and 1998, MCV paid the basic rent requirements of $92.3 million and $136.9 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At March 31, 1999, the borrowing base was $43.7 million. The Working Capital Facility term currently extends to August 31, 1999. MCV did not utilize the Working Capital Facility during the first three months of 1999, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of March 31, 1999, there was $357.4 million (which includes $82.8 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include the final outcome of the MPSC Restructuring Orders and challenges thereto, governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of MCV is also influenced by other factors such as weather conditions, pricing and transportation of commodities, environmental legislation/regulation, Year 2000 compliance issues and inflation, among other important factors. In October 1998, Consumers announced that it is offering for sale and assignment, its rights under the PPA. On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, the announcement states Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On April 30, 1999, the MPSC entered an order which did not grant all of the relief Consumers requested, but does permit the transaction to go forward. At this time, MCV management cannot predict whether Consumers will accept the MPSC's order. MCV does not expect the sale of the PPA to materially affect its financial position or results of operations. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA, capacity payments made by Consumers and maintenance of the Facility's QF status.

Operating Outlook. In the first quarter of 1999, approximately 66% of PPA revenues were capacity payments which are billed on availability, subject to an annual availability cap of 98.5% pursuant to the Settlement Agreement, beginning January 1, 1999. PPA availability was 99.4% in 1998 and 98.9% in 1997. Availability depends on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to exceed 90%.

In mid-March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources, instead of at the higher dispatch levels experienced over the past several years. MCV consequently has seen both electric operating revenues and operating costs decline. However, MCV Management does not expect this change to have a material impact on MCV's financial position.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through March 1999, the energy charge (fixed and variable) paid to MCV has declined by
 .30 cents per kWh, while the average variable cost of delivered fuel for the period 1990 - 1998, has risen by $0.26 per MMBtu.

The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel (contract prices generally escalate at a fixed price, a fixed price with an escalator, an index based on Consumers' energy charges under the PPA, or a combination thereof). The difference could be further exacerbated in approximately five years as MCV's gas contracts begin to expire if the cost of uncontracted fuel is materially higher than the prices in the expiring contracts.

Energy Payments Under the PPA PPA - "Regulatory Out" Provision. Under the "regulatory out" provision of the PPA, Consumers may, under certain conditions, be relieved of paying capacity and/or energy charges to MCV to the extent the MPSC lawfully does not allow Consumers to recover such charges from its customers. Consumers is not permitted for the first 17 1/2 years of the PPA to reduce capacity payments to MCV below an average rate of 3.77 cents per kWh for available contract capacity as a result of a regulatory disallowance.

         PPA - Jurisdictional Allocation. In February 1995, the MPSC in Case No. U-10155-R (the power supply cost recovery ("PSCR") reconciliation proceeding for 1993, "1993 Reconciliation Case," conducted by the MPSC to reconcile actual costs incurred by Consumers in 1993 in providing power supply to its retail customers with actual revenues it collected that same year), ruled that Consumers could not recover from its retail customers the full 915 MW of MCV capacity and fixed energy charges. Instead, the MPSC "allocated" approximately 25 MW of MCV capacity to "non-jurisdictional" customers (i.e., customers not subject to MPSC jurisdiction) (the "Jurisdictional Issue"). In October 1995, Consumers notified MCV that, pursuant to the "regulatory out" provision of the PPA, it would increase the amount escrowed each month to reflect its calculation of fixed energy charge payments allocated to non-jurisdictional customers in accordance with the MPSC order which was upheld by the Michigan Court of Appeals. In addition, Consumers requested a refund from MCV of $1.9 million plus interest, for the calendar years 1993 and 1994 and the first nine months of 1995. In November 1995, MCV responded to Consumers indicating that MCV would, pursuant to the PPA, refund the appropriate funds, if any, and determine the appropriate calculation of the correct escrow amount, if any, at such time as a final and non-appealable order disallowing these recoveries is entered. The Michigan Court of Appeals decision involving the Jurisdictional Issue became final in January 1998. Based on this decision, Consumers notified MCV that it would continue withholding the fixed energy charges on the Jurisdictional Issue (averaging approximately $47,000 per month in 1999). MCV previously released to Consumers the escrowed funds of approximately $1.0 million plus interest (covering the period of September 1995 through December 1996), subject to a final resolution between MCV and Consumers of the Jurisdictional Issue. MCV and Consumers have resolved this issue through at least 2001. See the discussion below under, "PPA - Settlement of PPA Issues."

         PPA - Fixed Energy Payments for Deliveries Above the Caps. The MPSC ruled in the 1993 through 1997 Reconciliation and/or Plan Cases that Consumers would not be permitted to recover from its retail customers fixed energy costs for energy delivered above the off-peak cap ("the off-peak cap issue"). MCV and Consumers unsuccessfully appealed the MPSC order for 1993 and that case is final. The 1994 Reconciliation Case is currently on appeal to the Michigan Supreme Court. Consumers escrowed approximately $2.8 million for 1996 and $1.0 million for the period 1994 and 1995 of fixed energy charges payable to MCV based upon the MPSC rulings. MCV and Consumers have resolved this issue through September 15, 2007. See the discussion below under, "PPA - Settlement of PPA Issues."

         PPA - Additional 325 MW. In September 1995, Consumers and the MPSC staff filed a motion to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Proposed

         Settlement") entered into between the MPSC staff and Consumers. The settlement agreement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved (subject to the Jurisdictional Issue) by the MPSC. In November 1996, the MPSC approved, with modifications, the settlement agreement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were generally related to issues not material to MCV, except the Jurisdictional Issue which the MPSC deferred to the 1996 PSCR Plan Case. In the 1996 PSCR Plan Case, which is subject to further proceedings, the MPSC ordered, on May 7, 1997, that the 325 MW of additional MCV capacity would be allocated between jurisdictional and non-jurisdictional customers of Consumers in the same manner as the original 915 MW. As a result of the approval of the 325 MW Settlement Order, Consumers notified MCV in February 1997, that it would cease escrowing for the off-peak cap issue. Consumers released to MCV the 1996 escrowed funds of approximately $2.8 million discussed in the preceding paragraph and Consumers has paid to MCV approximately $.6 million for the three months ending March 31, 1999, $2.5 million for the year 1998 and $2.8 million for the year 1997, for energy delivered above the off-peak cap, which payments are now final because of the settlement of PPA issues. See the discussion below under, "PPA - Settlement of PPA Issues."

         PPA - 1998 PSCR Rate Freeze. In January 1998, the MPSC issued a ruling suspending Consumers annual PSCR Plan and Reconciliation Cases and set a PSCR "rate freeze" effective January 1, 1998. This PSCR rate freeze is subject to a final adjustment in Consumers' 1997 PSCR Reconciliation Case, which is in progress. This case will determine the level at which Consumers' PSCR rates will be frozen during the period 1998 through 2001. Beginning with the payment of the March 1998 invoice, Consumers began paying MCV fixed energy payments based upon MCV's availability up to 915 MW and on deliveries above 915 MW, rather than the higher level established in the PSCR rate freeze. MCV disputes Consumer's contention that availability based payments occur only up to 915 MW and is continuing to discuss this issue with Consumers. MCV has recognized the fixed energy payment based on availability up to the caps in the 915 MW Settlement Order and on deliveries above 915 MW as operating revenues. MCV and Consumers have resolved this issue. See the discussion below under, "PPA - Settlement of PPA Issues." Under the Settlement Agreement, Consumers will pay MCV the energy rates set forth in the PPA based on availability for the first 915 MW and on delivered energy above 915 MW through September 15, 2007.

         PPA - Other Issues. In 1997, Consumers informed MCV of several other potential payment issues it may pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues related to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it did not believe that MCV can use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers had also indicated that they may take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs. MCV had recognized amounts related to the above issues as operating revenues, except for revenues associated with the band width (averaging approximately $7,000 per month in 1999). MCV and Consumers have addressed all of these issues in the Settlement Agreement. See the discussion below under, "PPA Settlement of PPA Issues."

         PPA - Settlement of PPA Issues. MCV and Consumers entered into a Settlement Agreement, effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement) all disputed issues discussed in this section, "Energy Payments Under the PPA," including the Jurisdictional Issue, the off-peak cap issue, issues associated with the 325 MW Settlement Order, the 1998 PSCR rate freeze and other PPA issues. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

         PPA - Sale and Assignment. In October 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to the 1240 MW of Contract Capacity and associated energy under the PPA. On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On March 19, 1999, Consumers filed an application with the MPSC seeking regulatory approval of various ratemaking and accounting treatments associated with the PECO contract. On April 30, 1999, the MPSC entered an order which did not grant all of the relief Consumers requested, but does permit the transaction to go forward. At this time, MCV Management cannot predict whether Consumers will accept the MPSC's order. MCV does not expect the sale of Consumers' rights to capacity and associated energy under the PPA to materially affect its financial position or results of operations.

Michigan Electric Industry Restructuring Proceedings. On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. After public hearings and contested case hearings the MPSC issued its initial order on June 5, 1997, intermediate orders in related dockets on October 29, 1997, its final order on January 14, 1998, and a clarification order on February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they generally provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The MPSC ordered a phased-in program (from 1999 through 2001) for this competitive regime known as "direct access" whereby all customers (industrial, commercial and residential) would be eligible to select the power supplier of their choice. The MPSC also addressed many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The two issues involved in this restructuring which could significantly impact MCV are contract sanctity and stranded cost recovery. On the issue of contract sanctity, the Restructuring Orders indicate that it was not the intent of the MPSC to take any action that would affect the contractual rights of QFs, including MCV. On the issue of stranded cost recovery, the Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs including capacity charges previously approved by the MPSC in power contracts incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) is limited to the period 1998 through 2007 (MCV's PPA expires in 2025). The Restructuring Orders do not specifically address the recovery of PPA capacity charges after 2007. The Restructuring Orders permitted Consumers to elect to suspend the PSCR process and freeze its PSCR rate factor through which charges under the PPA are recovered from retail customers. The MPSC has suspended the annual PSCR (Plan and Reconciliation Case) process indefinitely, and froze Consumers' PSCR rate factor. The suspension of the PSCR process and the PSCR "rate freeze" were effective January 1, 1998. This PCSR rate freeze is subject to the final outcome of Consumers' 1997 PSCR Reconciliation Case which is in progress. This case will determine the level at which Consumers' PSCR rates (including recovery of MCV capacity and energy charges) will be frozen during the period 1998 through 2001. MCV is a party in the 1997 PSCR Reconciliation Case.

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

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances. Such termination would likely lead to a loss of QF status for the Facility. Dow and DCC steam purchases for the first three months of 1999 averaged 813,824 lbs/hr, reflecting in part, the relatively high usage of steam related to cold weather. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage.

MCV believes that, given projected levels of steam and electricity sales, the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1998, MCV achieved an Efficiency Percentage of 45.7% and a Thermal Percentage of 17.3%. In the first quarter of 1999, MCV achieved an Efficiency Percentage of 47.1% and a Thermal Percentage of 21.2%.

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

State of Readiness. In 1997, MCV staff developed a Y2K plan to address the Systems. The MCV's Y2K plan addresses the Y2K issues in four phases: (1) the awareness phase, completed in April 1998, brought the Y2K issues to the attention of all employees; (2) the assessment phase, completed in September 1998, which identified, inventoried and prioritized all Systems; (3) the renovation phase, expected to be completed by the end of August 1999, which consists of converting and replacing Systems or components and applications in Systems which are business critical and non Y2K compliant; and (4) the validation and testing phase, scheduled to be completed by October 1999, which is being done simultaneously with the renovation phase.

Off-site and pre-installation of the plant control system has been completed successfully and MCV has recently completed configuration, installation and implementation of the new equipment and software supporting the plant control system. The feasibility of conducting an online test of the plant control system is being reviewed. Testing and validation of the business network and associated applications was completed successfully. MCV's work to date indicates that the GTGs appear to have no Y2K problems and could be operated in a manual mode, if necessary.

In late 1997, MCV began contacting key associates to determine their organizations' Y2K state of preparedness and is continuing to follow up based on each entity's Y2K target completion dates. In addition, Y2K status and readiness meetings have been and will continue to be conducted with key gas suppliers and other third-party entities.

Contingency Plans. MCV is currently in the process of developing contingency plans and procedures which include alternative operating plans for the most reasonably likely worst-case scenarios, including associates in such plans where appropriate. These plans and procedures will outline alternate methods of operations (manual or otherwise) and all resources required, including staffing needs where necessary. Training and refresher training of plant personnel will be conducted throughout the remainder of the year on emergency and manual operations of plant equipment. Contingency plans and procedures exist in draft form and will continue to be revised and updated throughout the remainder of the year.

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

See Part I, Item 1, "Financial Statements and Supplementary Data -- Notes 1 and 6 to the Condensed Notes to Unaudited Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

                           PART II. OTHER INFORMATION


                            Item 1. Legal Proceedings


Settlement of Power Purchase Agreement Issues Relating to Capacity and Energy Charges

MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement) all disputed issues which include the Jurisdictional Issue, the off-peak cap issue, issues associated with the 325 MW Settlement Order, the 1998 PSCR rate freeze and other PPA issues. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows. (Also see Part I, Item 1, "Condensed Notes to Unaudited Consolidated Financial Statements," Note 6, "Contingencies - PPA "Regulatory-Out" Provision" and Part I, Item 2, "MD&A - Outlook Energy Payments Under the PPA.")

PPA - Sale or Assignment

In October 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to the 1240 MW of Contract Capacity and associated energy under the PPA. On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On March 19, 1999, Consumers filed an application with the MPSC seeking regulatory approval of various ratemaking and accounting treatments associated with the PECO contract. On April 30, 1999, the MPSC entered an order which did not grant all of the relief Consumers requested, but does permit the transaction to go forward. At this time, MCV Management cannot predict whether Consumers will accept the MPSC's order. MCV does not expect the sale of Consumers' rights to capacity and associated energy under the PPA to materially affect its financial position or results of operations.

Michigan Electric Industry Restructuring Proceedings

On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. After public hearings and contested case hearings the MPSC issued its initial order on June 5, 1997, intermediate orders in related dockets on October 29, 1997, its final order on January 14, 1998, and a clarification order on February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they generally provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The MPSC ordered a phased-in program (from 1999 through 2001) for this competitive regime known as "direct access" whereby all customers (industrial, commercial and residential) would be eligible to select the power supplier of their choice. The MPSC also addressed many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The two issues involved in this restructuring which could significantly impact MCV are contract sanctity and stranded cost recovery. On the issue of contract sanctity, the Restructuring Orders indicate that it was not the intent of the MPSC to take any action that would affect the contractual rights of QFs, including MCV. On the issue of stranded cost recovery, the Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs including capacity charges previously approved by the MPSC in power contracts incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) is limited to the period 1998 through 2007 (MCV's PPA expires in 2025). The Restructuring Orders do not specifically address the recovery of PPA capacity charges after 2007. The Restructuring Orders permitted Consumers to elect to suspend the PSCR process and freeze its PSCR rate factor through which charges under the

PPA are recovered from retail customers. The MPSC has suspended the annual PSCR (Plan and Reconciliation Case) process indefinitely, and froze Consumers' PSCR rate factor. The suspension of the PSCR process and the PSCR "rate freeze" were effective January 1, 1998. This PSCR rate freeze is subject to the final outcome of Consumers' 1997 PSCR Reconciliation Case which is in progress. This case will determine the level at which Consumers' PSCR rates (including recovery of MCV capacity and energy charges) will be frozen during the period 1998 through 2001. MCV is a party in the 1997 PSCR Reconciliation Case.

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

                    Item 6. Exhibits and Reports on Form 8-K


a.)  List of Exhibits

     (10.1) Settlement Agreement dated April 5, 1999, between MCV and Consumers
            Energy Company.

     (10.2) Summer Peaking Call Option Agreement dated April 5, 1999, between
            MCV and Consumers Energy Company.

     (27)   Financial Data Schedule

b.)  Reports on Form 8-K

     Current report dated April 5, 1999, covering matters reported pursuant to
     Item 5, "Other Events."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MIDLAND COGENERATION VENTURE
                                              LIMITED PARTNERSHIP
                                                 (Registrant)




Dated:  May 13, 1999                      /s/ James M. Kevra
        ---------------                   -------------------------------------
                                                     James M. Kevra
                                          President and Chief Executive Officer




Dated:  May 13, 1999                      /s/ James M. Rajewski
        ---------------                   -------------------------------------
                                                   James M. Rajewski
                                              Vice President and Controller
                                             (Principal Accounting Officer)

                                 Exhibit Index


Exhibit No.              Description
-----------              -----------
10.1                     Settlement Agreement dated April 5, 1999, between MCV and Consumers
                         Energy Company.

10.2                     Summer Peaking Call Option Agreement dated April 5, 1999, between
                         MCV and Consumers Energy Company.

27                       Financial Data Schedule