Form 10-Q
period 1999-06-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1999-08-12
CIK 869905

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                              -----------------  ---------------


Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                            38-2726166
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


  100 PROGRESS PLACE, MIDLAND, MICHIGAN                          48640
----------------------------------------                   -------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code           (517) 839-6000
                                                           -------------------


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
                                (In Thousands)

                                                                       June 30,
                                                                        1999           December 31,
ASSETS                                                               (Unaudited)          1998
                                                                     -----------      --------------
CURRENT ASSETS:
   Cash and cash equivalents                                         $   235,016       $   193,116
   Restricted cash and cash equivalents                                    5,547             8,913
   Accounts and notes receivable                                         104,959           104,315
   Gas inventory                                                          16,190            15,144
   Unamortized property taxes                                             29,452            15,742
   Prepaid expenses and other                                              3,665             4,031
                                                                     -----------       -----------
     Total current assets                                                394,829           341,261
                                                                     -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                       2,406,751         2,392,829
   Pipeline                                                               21,222            21,222
                                                                     -----------       -----------
     Total property, plant and equipment                               2,427,973         2,414,051

   Accumulated depreciation                                             (673,137)         (640,659)
                                                                     -----------       -----------
     Net property, plant and equipment                                 1,754,836         1,773,392
                                                                     -----------       -----------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                     139,872           143,444
   Deferred financing costs, net of accumulated amortization of
        $10,928 and $10,416, respectively                                  7,649             8,161
   Prepaid gas costs, materials and supplies                              23,810            20,248
                                                                     -----------       -----------
     Total other assets                                                  171,331           171,853
                                                                     -----------       -----------

TOTAL ASSETS                                                         $ 2,320,996       $ 2,286,506
                                                                     ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                          $    65,303       $    60,718
   Interest payable                                                       78,372            78,959
   Current portion of long-term debt                                     111,823            64,331
                                                                     -----------       -----------
     Total current liabilities                                           255,498           204,008
                                                                     -----------       -----------

NON-CURRENT LIABILITIES:
   Long-term debt                                                      1,663,174         1,723,960
   Other                                                                   1,104               990
                                                                     -----------       -----------
     Total non-current liabilities                                     1,664,278         1,724,950
                                                                     -----------       -----------

CONTINGENCIES (Note 6)

TOTAL LIABILITIES                                                      1,919,776         1,928,958
                                                                     -----------       -----------

PARTNERS' EQUITY                                                         401,220           357,548
                                                                     -----------       -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                               $ 2,320,996       $ 2,286,506
                                                                     ===========       ===========


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)


                                                Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                            -------------------------       -------------------------
                                               1999           1998            1999            1998
                                            ---------       ---------       ---------       ---------
OPERATING REVENUES:
   Capacity                                 $ 101,974       $ 101,474       $ 200,467       $ 201,812
   Electric                                    47,065          48,046         102,459         100,417
   Steam and other                              3,060           6,425           7,296          13,694
                                            ---------       ---------       ---------       ---------

     Total operating revenues                 152,099         155,945         310,222         315,923
                                            ---------       ---------       ---------       ---------

OPERATING EXPENSES:
   Fuel costs                                  58,150          59,329         117,945         124,942
   Depreciation                                23,892          22,954          47,499          49,558
   Operations                                   3,642           3,666           7,354           7,705
   Maintenance                                  2,965           3,211           6,245           5,983
   Property and single business taxes           6,469           6,427          12,887          12,837
   Administrative, selling and general          2,221           2,422           5,039           4,934
                                            ---------       ---------       ---------       ---------

     Total operating expenses                  97,339          98,009         196,969         205,959
                                            ---------       ---------       ---------       ---------

OPERATING INCOME                               54,760          57,936         113,253         109,964
                                            ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):
   Interest and other income                    4,905           5,509           9,335          11,534
   Interest expense                           (39,816)        (42,227)        (78,916)        (83,636)
                                            ---------       ---------       ---------       ---------

     Total other income (expense), net        (34,911)        (36,718)        (69,581)        (72,102)
                                            ---------       ---------       ---------       ---------

NET INCOME                                  $  19,849       $  21,218       $  43,672       $  37,862
                                            =========       =========       =========       =========



   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)


                                  General       Limited
                                  Partners      Partners       Total
                                  --------      --------      --------
BALANCE, BEGINNING OF PERIOD      $299,927      $ 57,621      $357,548


Net income                          38,022         5,650        43,672


                                  --------      --------      --------

BALANCE, END OF PERIOD            $337,949      $ 63,271      $401,220
                                  ========      ========      ========


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                             Six Months Ended
                                                                                 June 30,
                                                                         -------------------------
                                                                           1999            1998
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  43,672       $  37,862

   Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization                                            48,011          50,100
   Increase in accounts receivable                                            (644)         (3,790)
   (Increase) decrease in gas inventory                                     (1,046)            337
   Increase in unamortized property taxes                                  (13,710)        (12,582)
   Decrease in prepaid expenses and other                                      366              41
   Increase in prepaid gas costs, materials and supplies                    (3,562)           (247)
   Increase in accounts payable and accrued liabilities                      4,585          14,883
   Decrease in interest payable                                               (587)         (2,284)
   Increase in other non-current liabilities                                   114             136
                                                                         ---------       ---------

     Net cash provided by operating activities                              77,199          84,456
                                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant and equipment                (28,943)        (25,846)
                                                                         ---------       ---------

     Net cash used in investing activities                                 (28,943)        (25,846)
                                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                       (13,294)        (51,722)
   Maturity of restricted investment securities held-to-maturity           215,217         145,093
   Purchase of restricted investment securities held-to-maturity          (211,645)       (144,681)
                                                                         ---------       ---------

     Net cash used in financing activities                                  (9,722)        (51,310)
                                                                         ---------       ---------

NET INCEASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT
                                                                            38,534           7,300

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING
   OF PERIOD                                                               202,029         234,526

                                                                         ---------       ---------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF
   PERIOD                                                                $ 240,563       $ 241,826
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

     The Facility was originally designed to provide approximately 1,370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. Subsequent improvements to the Facility have increased net electrical generating capacity. MCV has entered into three principal energy sales agreements. MCV has contracted to supply up to 1,240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company ("Consumers") under the Power Purchase Agreement ("PPA") for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). From time to time, MCV enters into other short-term sales agreements for the sale of excess capacity and/or energy available above MCV's internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' honoring its obligations under the PPA with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

     The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the Michigan Public Service Commission ("MPSC") does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the "regulatory out" provision). Pursuant to Amendment 3 to the PPA, for the first 17-1/2 years of commercial operation, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the "regulatory out" provision.
     Consumers and MCV are required to support and defend the terms of the PPA.

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the six months ended June 30, 1999, the Facility achieved a Thermal Percentage of 19.0% and a PURPA Efficiency Percentage of 47.3%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that given projected levels of steam and electricity sales, the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1999. In addition, MCV currently meets the ownership limitations of PURPA.

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

     At both the state and federal level, efforts continue on restructuring the electric industry. The MPSC entered a series of orders dated June 5, 1997, October 29, 1997, January 14, 1998, and February 11, 1998 (collectively the "Restructuring Orders"), now final at the MPSC level, mandating that utilities "wheel" third-party power to the utilities' customers, thus permitting customers to choose their power provider. This "retail wheeling" is to be phased-in over a four-year period scheduled to start in September 1999. Similar efforts, in the form of proposed legislation, exist at the state and federal level. Two issues generally involved in these restructuring efforts which could impact MCV the most are stranded assets or transition cost recovery by utilities for PPA charges and contract (PPA) sanctity. To date, these restructuring efforts have not negatively impacted MCV's cash flow, but if the MPSC's Restructuring Orders are construed so as to deny stranded cost recovery of above-market PPA costs, and if such order is not reversed on appeal, MCV's cash flows may be negatively impacted in the period after 2007. MCV, as well as others, filed an appeal in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. In June 1999, the Michigan Supreme Court issued an opinion in the appeal of an order in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While this Michigan Supreme Court Order was not directed at the Restructuring Orders, it is likely to be applied to them. Consumers Energy has stated that it intends to voluntarily comply with the Restructuring Orders. The MPSC has asked interested parties to file comments on the applicability/effect of the Michigan Supreme Court Order on the Restructuring Orders. In an order dated July 7, 1999, the U.S. District Court granted MCV's Motion for Summary Judgment declaring that the Restructuring Orders are preempted by PURPA and the Supremacy Clause of the United States Constitution to the extent that they prohibit any utility from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV and the other QFs under PURPA pursuant to their PPAs. The order further provides that the MPSC's prior orders approving the avoided cost rates set forth in MCV's and the other QFs' PPAs take precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies any utility from recovering its avoided costs as set forth in MCV's and the other QFs' PPAs or which precludes them from recovering the full avoided cost rate as set forth in the PPAs, including but not limited to interpreting or enforcing the Restructuring Orders to preclude any utility from recovering all or any portion of its avoided costs previously

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     approved by the MPSC from its customers, whether before, during, or after the year 2007. This order is subject to appeal. MCV continues to monitor and participate in these matters, as appropriate and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.


(2)  SIGNIFICANT ACCOUNTING POLICIES

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of June 30, 1999 and December 31, 1998, have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

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

     To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting Standards ("SFAS") 52, "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. As of June 30, 1999, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million, with a deferred $.2 million loss, recorded in prepaid expenses and other. On December 29, 1998, MCV closed out its forward purchase contracts involving Swiss francs in the notional amount of $10.0 million, resulting in a deferred $1.0 million gain recorded in current liabilities.

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

     Cash is deposited with the broker in a margin account, at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $.7 million and $.5 million as of June 30, 1999 and

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     December 31, 1998, respectively. MCV's deferred gains and losses on futures and options contracts, recorded in current liabilities, will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of June 30, 1999, MCV had net open futures and options contracts of .6 Bcf with a deferred gain of $.4 million. As of December 31, 1998, MCV had net open futures and options contracts of 1.7 Bcf with a deferred gain of $.9 million. In addition, MCV recorded an immaterial deferred gain on contracts closed prior to June 30, 1999, related to year 2000 purchase commitments, and had approximately $.2 million in net deferred gains on contracts closed prior to December 31, 1998, related to 1999 purchase commitments.

     Interest Rate Swap Hedges

     To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts.

     Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in prepaid expenses and other, was approximately $183,000 and $181,000, as of June 30, 1999 and December 31, 1998, respectively. In December 1998 and December 1997, MCV entered into separate interest rate swap hedges in the notional amount of $20 million each, with the periods of performance from July 23, 1999 through January 23, 2000 and from April 1, 1998 through December 1, 2002, respectively. The difference between the amounts received and paid under the interest rate swap transaction is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement. For the year-to-date period ending June 30, 1999, MCV had an immaterial gain under the December 1997 interest rate swap hedge while for the year ended 1998, MCV had an immaterial loss under the December 1997 interest rate swap hedge.

     New Accounting Standard

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. MCV expects to adopt the new statement effective January 1, 2001. MCV is continuing to study the impact of SFAS No. 133, however, MCV does not expect the application of this standard to materially affect its financial position or results of operations.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(3)  RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES
     HELD-TO-MATURITY

     Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):

                                                                                June 30,     December 31,
                                                                                  1999           1998
                                                                                --------     ------------
Current:
Funds restricted for plant modifications                                        $  5,547     $      8,913
                                                                                ========     ============

Non-current:
Funds restricted for rental payments pursuant to the Overall Lease
  Transaction                                                                   $138,767     $    142,453

Funds restricted for management non-qualified plans                                1,105              991
                                                                                --------     ------------

Total                                                                           $139,872     $    143,444
                                                                                ========     ============


(4)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                                                June 30,     December 31,
                                                                                  1999          1998
                                                                                --------     ------------
     Accounts payable
       Related parties                                                          $ 13,009     $     17,231
       Trade creditors                                                            23,129           27,457
     Property and single business taxes                                           26,500           11,822
     Other                                                                         2,665            4,208
                                                                                --------     ------------

     Total                                                                      $ 65,303     $     60,718
                                                                                ========     ============


(5)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):

                                                                                   June 30,          December 31,
                                                                                     1999               1998
                                                                                --------------     ----------------
     Financing obligation, maturing through 2015, effective interest rate of approximately 8.7%, payable in semi-annual installments of principal and interest, secured by property, plant and equipment
                                                                                $    1,774,997     $      1,788,291

     Less current portion                                                             (111,823)             (64,331)
                                                                                --------------     ----------------

     Total long-term debt                                                       $    1,663,174     $      1,723,960
                                                                                ==============     ================

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

     Interest and fees incurred related to long-term debt arrangements during the six months ended June 30, 1999 and 1998 were $78.5 million and $83.0 million, respectively. Interest and fees paid for the six months ended June 30, 1999 and 1998 were $79.1 million and $85.3 million, respectively.

(6)  CONTINGENCIES

     PPA - Settlement of PPA Issues

     On April 5, 1999, MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement) all disputed issues which include all issues involving energy payments under the PPA. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

     PPA - Sale and Assignment

     In October 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to the 1240 MW of Contract Capacity and associated energy under the PPA. On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On March 19, 1999, Consumers filed an application with the MPSC seeking regulatory approval of various ratemaking and accounting treatments associated with the PECO contract. On April 30, 1999, the MPSC entered an order which did not grant all of the relief Consumers requested, but does permit the transaction to go forward. Consumers has sought clarification and/or rehearing of that order. MCV does not expect the sale of Consumers' rights to capacity and associated energy under the PPA to materially affect its financial position or results of operations.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


 (7) PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at June 30, 1999, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of June 30, 1999 and 1998, and for each of the six month periods ended June 30, (in thousands).

 Equity Partner, Type of Partner and   Equity
       Nature of Related Party         Interest   Interest    Related Party Transactions and Agreements         1999       1998
---------------------------------------------------------------------------------------------------------------------------------
CMS Midland, Inc.                      $196,597   49.0%   Power purchase agreement                           $293,967    $294,587
  General Partner; wholly-owned                           Purchases under gas transportation agreements         8,438       4,791
  subsidiary of Consumers Energy                          Purchases under spot gas agreements                     207         487
  Company (formerly Consumers                             Purchases under gas supply agreements                 3,454       3,231
  Power Company)                                          Gas storage agreement                                 1,282       1,282
                                                          Land lease/easement agreements                          300         300
                                                          Accounts receivable                                  46,309      49,406
                                                          Accounts payable                                      7,036      13,596
                                                          Gas exchanges                                           408         832

The Dow Chemical Company                 43,078    7.5    Steam and electric power agreement                   13,717      20,630
  Limited Partner                                         Steam purchase agreement - Dow Corning Corp           1,817       1,700
                                                          (affiliate)
                                                          Purchases under demineralized water supply            3,217       3,297
                                                          agreement
                                                          Accounts receivable                                   2,336       2,407
                                                          Accounts payable                                        511         527
                                                          Standby and backup fees                                 326         350

Source Midland Limited Partnership       67,310   18.1    Purchases under spot gas agreements                   2,116       4,035
  ("SMLP") General Partner; wholly-                       Purchases under gas supply agreements                 6,012       5,735
  owned limited partnership of MCN                        Accounts receivable                                     777          --
  Energy Group Inc.                                       Accounts payable                                      1,641       1,761
                                                          Gas exchanges                                         2,478          --
                                                          Partner cash withdrawal (including accrued           23,294      17,841
                                                          interest) (1)

Coastal Midland, Inc. ("Coastal")        40,386   10.9    Purchases under gas transportation agreements         6,813       6,742
  General Partner; wholly-owned                           Purchases under spot gas agreement                    2,501       7,159
  subsidiary of The Coastal                               Purchases under gas supply agreement                  1,485       1,428
  Corporation                                             Gas agency agreement                                    801         728
                                                          Deferred reservation charges under gas purchase       5,910       4,925
                                                          agreement
                                                          Accounts receivable                                     740       1,961
                                                          Accounts payable                                      3,820       3,587
                                                          Gas exchanges                                            31       4,111
                                                          Partner cash withdrawal (including accrued           20,552      15,715
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
      General Partnership Interest       33,656    9.1    Gas turbine maintenance and spare parts agreement        --      23,377
      Limited Partnership Interest        3,365     .9

Micogen Limited Partnership              16,827    4.5    MLP - Under Ownership of The Coastal Corporation
  ("MLP") Limited Partner; owned                          See related party activity listed under Coastal
  by subsidiaries of The Coastal                          Midland Inc.
  Corporation (3)

C-E Midland Energy, Inc. ("C-E") (4)         --     --    Service Agreement                                        --       1,252
  Interest in MCV acquired by MEI
  Limited Partnership

Alanna Corporation                        1 (5) .00001    Note receivable                                           1           1
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



         Footnotes to Partners' Equity and Related Party Transactions

         (1) Letters of credit have been issued and recorded as notes receivables from various equity partners, pursuant to the Participation Agreement. In the case of SMLP, the amount includes their share of the cash available to MEI Limited Partnership ("MEI"). In the case of Coastal Midland, Inc. ("Coastal"), the amount includes their share of cash available to both MEI and Micogen Limited Partnership ("MLP").
         (2) On June 16, 1998, Coastal and SMLP, each acquired a 50% interest in MEI. All MEI related party activity under the ownership of Coastal and SMLP is shown under the equity partners, Coastal and SMLP. All MEI related party activity under the ownership of ASEA Brown Boveri, Inc. is for the period ended June 16, 1998, and as of June 16, 1998.
         (3) On April 30, 1998 Coastal and an affiliate of The Coastal Corporation acquired all of the partnership interests in MLP from Fluor Corporation ("Fluor"). All MLP related party activity under the ownership of The Coastal Corporation is shown under the equity partner, Coastal, which is also wholly-owned by The Coastal Corporation.
         (4) C-E Midland Energy, Inc.'s ("C-E") limited partnership interest was acquired by MEI, which was subsequently acquired by Coastal and SMLP. All C-E related party activity under the ownership of ASEA Brown Boveri, Inc. is for the period ended June 16, 1998 and as of June 16, 1998.
         (5) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

       Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1998 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                        June 30,
                                                          ---------------------------       ---------------------------
                                                             1999             1998             1999             1998
                                                          ----------       ----------       ----------       ----------
Operating Revenues                                        $  152,099       $  155,945       $  310,222       $  315,923

Capacity Revenue                                          $  101,974       $  101,474       $  200,467       $  201,812
   PPA Contract Capacity (MW)                                  1,240            1,240            1,240            1,240
   Billed PPA Availability (1)                                  98.5%            99.3%            98.5%            99.3%

Electric Revenue                                          $   47,065       $   48,046       $  102,459       $  100,417
   PPA Delivery as a Percentage of Contract Capacity            78.4%            78.5%            78.9%            83.6%
   PPA, SEPA and Other Electric Deliveries (MWh)           2,285,755        2,271,031        4,577,024        4,780,680
   Average PPA Variable Energy Rate ($/MWh)               $    16.07       $    16.90       $    16.22       $    16.93
   Average PPA Fixed Energy Rate ($/MWh)                  $     3.50       $     3.70       $     3.55       $     3.80

Steam Revenue                                             $    3,060       $    2,607       $    7,296       $    6,059
   Steam Deliveries (Mlbs)                                 1,314,420        1,257,167        3,072,280        2,928,118

Other Revenue                                             $       --       $    3,818       $       --       $    7,635


(1) As part of the Settlement Agreement (see Part I, Item 1, "Condensed Notes to Unaudited Consolidated Financial Statements," Note 6, "Contingencies - PPA "Regulatory-Out" Provision"), effective January 1, 1999, MCV agreed not to bill Consumers for PPA availability greater than 98.5% in each calendar year.

Comparison of the Three Months ended June 30, 1999 and 1998

Overview

For the second quarter of 1999, MCV recorded net income of $19.8 million as compared to net income of $21.2 million for the second quarter of 1998. The earnings decrease for the second quarter of 1999 from 1998 is primarily due to expiration of the installment payments under the SEPA with Dow, partially offset by lower interest expense on MCV's financing obligation.

Operating Revenues

For the second quarter of 1999, MCV's operating revenues decreased by $3.8 million from the second quarter of 1998. This decrease is due to the expiration of the installment payments under the SEPA with Dow, lower energy rates under the PPA and lower capacity revenues under the PPA resulting from the capping of the capacity payments under the Settlement Agreement. This decrease was slightly offset by additional capacity revenues and electric sales outside of the PPA.

Operating Expenses

For the second quarter of 1999, MCV's operating expenses were $97.3 million , which includes $58.1 million of fuel costs. During this period, MCV purchased approximately 23.3 bcf of natural gas, of which a net 3.7 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 20.0 bcf, of which .4 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the second quarter of 1999 was $2.40 per MMBtu. For the second quarter of 1998, MCV's operating expenses were $98.0 million, which includes $59.3 million of fuel costs. During this period, MCV purchased approximately 21.2 bcf of natural gas, of which 1.4 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 20.6 bcf, of which .8 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the second quarter of 1998 was $2.42 per MMBtu. Fuel costs for the second quarter of 1999 compared to 1998 decreased $1.2 million. This decrease was primarily due to a lower average commodity cost of fuel resulting from increased purchases of lower cost gas on the spot market.

For the second quarter of 1999, operating expenses other than fuel costs increased $.5 million from the second quarter of 1998. All expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expenses)

The decrease in interest and other income in the second quarter of 1999 compared to 1998 reflects lower interest rates on MCV's average cash investments. The decrease in interest expense in the second quarter of 1999 from the second quarter of 1998 is due to a lower principal balance on MCV's financing obligation.

Comparison of the Six Months ended June 30, 1999 and 1998

Overview

For the first six months of 1999, MCV recorded net income of $43.7 million as compared to net income of $37.9 million for the first six months of 1998. The earnings increase for the first six months of 1999 over 1998 is primarily due to a Settlement Agreement between MCV and Consumers effective January 1, 1999, which resolved a number of disputed issues under the PPA between the parties. MCV recognized a one-time net $6.4 million increase in operating revenues in 1999 based upon the resolution of these issues. Also contributing to this increase was lower interest expense on MCV's financing obligation and lower depreciation expense. This increase was partially offset by lower revenues from Dow.

Operating Revenues

For the first six months of 1999, MCV's operating revenues decreased by $5.7 million from the first six months of 1998. This decrease is due to the expiration of the installment payments under the SEPA with Dow, a lower electric dispatch under the PPA, resulting from Consumers change to economic dispatch of the facility in mid-March 1998, lower energy rates under the PPA and lower capacity revenues under the PPA resulting from the capping of the capacity payments under the Settlement Agreement. This decrease was partially offset by the $6.4 million increase in electric revenues as a result of the Settlement Agreement with Consumers and additional capacity revenues and electric sales outside of the PPA.

Operating Expenses

For the first six months of 1999, MCV's operating expenses were $197.0 million , which includes $117.9 million of fuel costs. During this period, MCV purchased approximately 42.2 bcf of natural gas, of which a net 2.1 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 41.0 bcf, of which .9 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first six months of 1999 was $2.40 per MMBtu. For the first six months of 1998, MCV's operating expenses were $206.0 million, which includes $124.9 million of fuel costs. During this period, MCV purchased approximately 44.2 bcf of natural gas, of which 1.8 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 44.0 bcf, of which 1.6 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first six months of 1998 was $2.41 per MMBtu. Fuel costs for the first six months of 1999 compared to 1998 decreased $7.0 million. This decrease was primarily due to a lower electric dispatch by Consumers under the PPA.

For the first six months of 1999, operating expenses other than fuel costs decreased $2.0 million from the first six months of 1998, primarily resulting from lower depreciation expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expenses)

The decrease in interest and other income in the first six months of 1999 compared to 1998 reflects the 1998 accrual for the interest income refund from Great Lakes Gas Transmission, pursuant to a Federal Appeals Court decision made in January, 1998 and lower interest rates during 1999 on MCV's average cash investments. The decrease in interest expense in the first six months of 1999 from the first six months 1998 is due to a lower principal balance on MCV's financing obligation.

Market Risk Sensitivity

Market risks relating to MCV's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described below. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based upon quoted market prices. The information presented below should be read in conjunction with Note 2, " Significant Accounting Policies" and Note 5, "Long-Term Debt" to the Unaudited Consolidated Financial Statements of MCV.

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

The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of June 30, 1999 have original maturity dates of less than one year. In addition, to manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at June 30, 1999.

                                                                   Expected Maturity Date
                          ---------------------------------------------------------------------------------------------------------
                            1999          2000         2001          2002         2003       Thereafter       Total      Fair Value
                          --------     ---------     --------     ---------     --------     ----------     ----------   ----------
Debt:
Long-Term Debt Fixed
Rate                      $  221.7     $   288.6     $  292.2     $   309.2     $  214.0     $  1,790.5     $  3,116.2     N/A
    (in millions)
Avg. Interest Rate             8.7%          8.7%         8.7%          8.7%         8.7%           8.7%           8.7%
Interest Rate Swaps:

Variable to Fixed                      $    20.0                                                                         $ .06
    (in millions)
Avg. Pay Rate                               5.68%
Avg. Receive Rate                           4.89%
Floating to Floating                                              $    20.0                                              $ .06
    (in millions)
Avg. Pay Rate                                                          5.62%
Avg. Receive Rate                                                      5.48%

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

The following table provides information about MCV's futures contracts that are sensitive to changes in natural gas prices; these futures contracts have maturity dates ranging from one to nine months. The table presents the carrying amounts and fair values at June 30, 1999:

                                                               Expected Maturity in 1999               Fair Value
                                                               -------------------------               ----------
Futures Contracts:
Contract Volumes (Net) (10,000 MMBtu) Long (Buy)                        32                               --
Weighted Average Price Long (per 10,000 MMBtu)                          $2.214                           $2.335
Weighted Average Price Short (per 10,000 MMBtu)                         $2.483                           $2.467
Contract Amount ($US in Thousands)                                      $14                              $408

Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with ABB Power. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts which are entered into have maturity dates of less than one year. As of June 30, 1999, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million, with a deferred $.2 million loss.

Liquidity and Financial Resources

During the six months ended June 30, 1999 and 1998, net cash generated by MCV's operations was $77.2 million and $84.5 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next sixteen years. In January 1999 and 1998, MCV paid the basic rent requirements of $92.3 million and $136.9 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At June 30, 1999, the borrowing base was $43.7 million. The Working Capital Facility term currently extends to August 31, 1999, although MCV expects to extend. MCV did not utilize the Working Capital Facility during the first six months of 1999, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of June 30, 1999, there was $319.4 million (which includes $78.1 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Operating Outlook. In the first six months of 1999, approximately 64% of PPA revenues were capacity payments which are billed on availability, subject to an annual availability cap of 98.5% pursuant to the Settlement Agreement, beginning January 1, 1999. PPA availability was 99.4% in 1998 and 98.9% in 1997. Availability depends on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to exceed 90%.

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

MCV's insurance carriers continue to monitor and review all the GTG inspection findings. At this time, MCV currently maintains property insurance policies that include the hot gas casing equipment and are in effect through the second quarter of 2000. Failure to maintain insurance, subject to certain exceptions, is an Event of Default under the Overall Lease Transaction.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through June 1999, the energy charge (fixed and variable) paid to MCV has declined by .35 cents per kWh, while the average variable cost of delivered fuel for the period 1990 - 1998, has risen by $0.26 per MMBtu.

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

Energy Payments Under the PPA. The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the "regulatory out" provision). Pursuant to Amendment 3 of the PPA, for the first 17-1/2 years of commercial operation, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the "regulatory out" provision. Consumers and MCV are required to support and defend the terms of the PPA.

MCV and Consumers entered into a Settlement Agreement, effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement) all disputed issues which include all issues involving energy payments under the PPA. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

PPA - Sale and Assignment. In October 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to the 1240 MW of Contract Capacity and associated energy under the PPA. On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On March 19, 1999, Consumers filed an application with the MPSC seeking regulatory approval of various ratemaking and accounting treatments associated with the PECO contract. On April 30, 1999, the MPSC entered an order which did not grant all of the relief Consumers requested, but does permit the transaction to go forward. Consumers has sought clarification and/or rehearing of that order. MCV does not expect the sale of Consumers' rights to capacity and associated energy under the PPA to materially affect its financial position or results of operations.

Michigan Electric Industry Restructuring Proceedings. On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. After public hearings and contested case hearings the MPSC issued its initial order on June 5, 1997, intermediate orders in related dockets on October 29, 1997, its final order on January 14, 1998, and a clarification order on February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they generally provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandate that utilities "wheel" third-party power to the utilities' customers. This "retail wheeling" is to be phased-in over a four-year period scheduled to start in September 1999. The MPSC also addressed many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The two issues involved in this restructuring which could significantly impact MCV are contract sanctity and stranded cost recovery. On the issue of contract sanctity, the Restructuring Orders indicate that it was not the intent of the MPSC to take any action that would affect the contractual rights of QFs, including MCV. On the issue of stranded cost recovery, the Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs including capacity charges previously approved by the MPSC in power contracts incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) is limited to the period 1998 through 2007 (MCV's PPA expires in 2025). The Restructuring Orders do not specifically address the recovery of PPA capacity charges after 2007. The Restructuring Orders permitted Consumers to elect to suspend the power supply cost recovery ("PSCR") process and freeze its PSCR rate factor through which charges under the PPA are recovered from retail customers. The MPSC has suspended the annual PSCR (plan and reconciliation case) process indefinitely, and froze Consumers' PSCR rate factor. The suspension of the PSCR process and the PSCR "rate freeze" were effective January 1, 1998. This PCSR rate freeze is subject to the final outcome of Consumers' 1997 PSCR reconciliation case (conducted by the MPSC to reconcile actual costs incurred by Consumers in providing power supply to its retail customers with actual revenue it collected that same year) which is in progress. This case will determine the level at which Consumers' PSCR rates (including recovery of MCV capacity and energy charges) will be frozen during the period 1998 through 2001. MCV is a party in the 1997 PSCR reconciliation case.

In the restructuring cases before the MPSC, MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA. MCV, as well as others, filed an appeal in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. MCV's appeal seeks, among other things, enforcement of prior MPSC orders (the Settlement

Order and the 325 MW Settlement Order). MCV's complaint seeks, among other things, a declaration that the Restructuring Orders are preempted by PURPA to the extent that they fail to provide for assured retail rate recovery of payments made by Consumers to MCV pursuant to PURPA and an injunction barring enforcement of the Restructuring Orders to the extent they are preempted by PURPA. In June 1999, the Michigan Supreme Court issued an opinion in the appeal of an order in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While this Michigan Supreme Court Order was not directed at the Restructuring Orders, it is likely to be applied to them. Consumers Energy has stated that it intends to voluntarily comply with the Restructuring Orders. The MPSC has asked interested parties to file comments on the applicability/effect of the Michigan Supreme Court Order on the Restructuring Orders. In an order dated July 7, 1999, the U.S. District Court granted MCV's Motion for Summary Judgment declaring that the Restructuring Orders are preempted by PURPA and the Supremacy Clause of the United States Constitution to the extent that they prohibit any utility from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV and the other QFs under PURPA pursuant to their PPAs. The order further provides that the MPSC's prior orders approving the avoided cost rates set forth in MCV's and the other QFs' PPAs take precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies any utility from recovering its avoided costs as set forth in MCV's and the other QFs' PPAs or which precludes them from recovering the full avoided cost rate as set forth in the PPAs, including but not limited to interpreting or enforcing the Restructuring Orders to preclude any utility from recovering all or any portion of its avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order is subject to appeal. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

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

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances. Such termination would likely lead to a loss of QF status for the Facility. Dow and DCC steam purchases for the first six months of 1999 averaged 707,410 lbs/hr. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage.

MCV believes that, given projected levels of steam and electricity sales, the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1998, MCV achieved an Efficiency Percentage of 45.7% and a Thermal Percentage of 17.3%. During the first six months of 1999, MCV achieved an Efficiency Percentage of 47.3% and a Thermal Percentage of 19.0%.

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

Off-site and pre-installation of the plant control system has been completed successfully and MCV has completed configuration, installation and implementation of the new equipment and software supporting the plant control system. An online integrated test of the plant control system is planned for early October 1999. Testing and validation of the business network and associated applications was completed successfully. MCV's work to date indicates that the GTGs, steam turbine and back-pressure steam turbine appear to have no Y2K problems and could be operated in a manual mode, if necessary.

In late 1997, MCV began contacting key associates to determine their organizations' Y2K state of preparedness and is continuing to follow up based on each entity's Y2K target completion dates. In addition, Y2K status and readiness meetings have been and will continue to be conducted with key gas suppliers, customers and other third-party entities.

Contingency Plans. MCV has developed and continues to refine various contingency plans and procedures which include alternative operating plans for the most reasonably likely worst-case scenarios. These plans and procedures outline alternate methods of operations (manual or otherwise) and all resources required, including staffing needs where necessary. Training and refresher training of plant personnel has begun and will be conducted throughout the remainder of the year on emergency and manual operations of plant equipment and emergency communication systems.

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

See Part I, Item 1, "Financial Statements -- Notes 1 and 6 to the Condensed Notes to Unaudited Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

                           PART II. OTHER INFORMATION


                            Item 1. Legal Proceedings


Settlement of Power Purchase Agreement Issues Relating to Capacity and Energy Charges

MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement) all disputed issues which include all issues involving energy payments under the PPA. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

PPA - Sale or Assignment

In October 1998, Consumers initiated a process for the solicitation of bids to acquire Consumers' rights to the 1240 MW of Contract Capacity and associated energy under the PPA. On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On March 19, 1999, Consumers filed an application with the MPSC seeking regulatory approval of various ratemaking and accounting treatments associated with the PECO contract. On April 30, 1999, the MPSC entered an order which did not grant all of the relief Consumers requested, but does permit the transaction to go forward. Consumers has sought clarification and/or rehearing of that order. MCV does not expect the sale of Consumers' rights to capacity and associated energy under the PPA to materially affect its financial position or results of operations.

Michigan Electric Industry Restructuring Proceedings

On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. After public hearings and contested case hearings the MPSC issued its initial order on June 5, 1997, intermediate orders in related dockets on October 29, 1997, its final order on January 14, 1998, and a clarification order on February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they generally provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandate that utilities "wheel" third-party power to the utilities' customers. This "retail wheeling" is to be phased-in over a four-year period scheduled to start in September 1999. The MPSC also addressed many transition issues including reliability, stranded cost (or transition cost) recovery, rates, and other issues. The two issues involved in this restructuring which could significantly impact MCV are contract sanctity and stranded cost recovery. On the issue of contract sanctity, the Restructuring Orders indicate that it was not the intent of the MPSC to take any action that would affect the contractual rights of QFs, including MCV. On the issue of stranded cost recovery, the Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs including capacity charges previously approved by the MPSC in power contracts incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) is limited to the period 1998 through 2007 (MCV's PPA expires in
2025). The Restructuring Orders do not specifically address the recovery of PPA capacity charges after 2007. The Restructuring Orders permitted Consumers to elect to suspend the PSCR process and freeze its PSCR rate factor through which charges under the PPA are recovered from retail customers. The MPSC has suspended the annual PSCR (plan and reconciliation case) process indefinitely, and froze Consumers' PSCR rate factor. The suspension of the PSCR process and the PSCR "rate freeze" were effective January 1, 1998. This PSCR rate freeze is subject to the final outcome of Consumers' 1997 PSCR reconciliation case (conducted by the MPSC to reconcile actual costs incurred by Consumers in providing power supply to its retail customers with actual revenue it collected that same year) which is in progress. This case will determine the level at which Consumers' PSCR rates (including recovery of MCV capacity and energy charges) will be frozen during the period 1998 through 2001. MCV is a party in the 1997 PSCR reconciliation case.

In the restructuring cases before the MPSC, MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA. MCV, as well as others, filed an appeal in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. MCV's appeal seeks, among other things, enforcement of prior MPSC orders (the Settlement Order and the 325 MW Settlement Order). MCV's complaint seeks, among other things, a declaration that the Restructuring Orders are preempted by PURPA to the extent that they fail to provide for assured retail rate recovery of payments made by Consumers to MCV pursuant to PURPA and an injunction barring enforcement of the Restructuring Orders to the extent they are preempted by PURPA. In June 1999, the Michigan Supreme Court issued an opinion in the appeal of an order in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While this Michigan Supreme Court Order was not directed at the Restructuring Orders, it is likely to be applied to them. Consumers Energy has stated that it intends to voluntarily comply with the Restructuring Orders. The MPSC has asked interested parties to file comments on the applicability/effect of the Michigan Supreme Court Order on the Restructuring Orders. In an order dated July 7, 1999, the U.S. District Court granted MCV's Motion for Summary Judgment declaring that the Restructuring Orders are preempted by PURPA and the Supremacy Clause of the United States Constitution to the extent that they prohibit any utility from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV and the other QFs under PURPA pursuant to their PPAs. The order further provides that the MPSC's prior orders approving the avoided cost rates set forth in MCV's and the other QFs' PPAs take precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the
MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies any utility from recovering its avoided costs as set forth in MCV's and the other QFs' PPAs or which precludes them from recovering the full avoided cost rate as set forth in the PPAs, including but not limited to interpreting or enforcing the Restructuring Orders to preclude any utility from recovering all or any portion of its avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order is subject to appeal. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

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




                                         MIDLAND COGENERATION VENTURE
                                              LIMITED PARTNERSHIP
                                         ----------------------------
                                                  (Registrant)




Dated:  August 12, 1999                  /s/ James M. Kevra
        ------------------               -------------------------------------
                                                   James M. Kevra
                                         President and Chief Executive Officer




Dated:  August 12, 1999                  /s/ James M. Rajewski
        ------------------               -------------------------------------
                                                   James M. Rajewski
                                             Vice President and Controller
                                             (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.                    Description
-----------                    -----------
    27                         Financial Data Schedule