Form 10-Q
period 1999-09-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 1999-11-12
CIK 869905

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------   --------------------

Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MICHIGAN                                     38-2726166
--------------------------------------           ------------------------------
     State or other jurisdiction of                       (I.R.S.Employer
     incorporation or organization)                       Identification No.)


       100 PROGRESS PLACE, MIDLAND, MICHIGAN                    48640
---------------------------------------------------      ----------------------
      (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code          (517) 839-6000
                                                          ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)


                                                                                     September 30,
                                                                                          1999              December 31,
ASSETS                                                                                (Unaudited)               1998
                                                                                     -------------       ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                                         $     168,057       $       193,116
   Restricted cash and cash equivalents                                                      5,669                 8,913
   Accounts and notes receivable                                                           110,442               104,315
   Gas inventory                                                                            17,078                15,144
   Unamortized property taxes                                                               23,088                15,742
   Prepaid expenses and other                                                                5,233                 4,031
                                                                                     -------------       ---------------
     Total current assets                                                                  329,567               341,261
                                                                                     -------------       ---------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                         2,406,721             2,392,829
   Pipeline                                                                                 21,222                21,222
                                                                                     -------------       ---------------
     Total property, plant and equipment                                                 2,427,943             2,414,051

   Accumulated depreciation                                                               (692,177)             (640,659)
                                                                                     -------------       ---------------
     Net property, plant and equipment                                                   1,735,766             1,773,392
                                                                                     -------------       ---------------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                                       139,837               143,444
   Deferred financing costs, net of accumulated amortization of
        $11,174 and $10,416, respectively                                                    7,403                 8,161
   Prepaid gas costs, materials and supplies                                                23,858                20,248
                                                                                     -------------       ---------------
     Total other assets                                                                    171,098               171,853
                                                                                     -------------       ---------------

TOTAL ASSETS                                                                         $   2,236,431       $     2,286,506
                                                                                     =============       ===============

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                          $      50,276       $        60,718
   Interest payable                                                                         37,648                78,959
   Current portion of long-term debt                                                       139,095                64,331
                                                                                     -------------       ---------------
     Total current liabilities                                                             227,019               204,008
                                                                                     -------------       ---------------

NON-CURRENT LIABILITIES:
   Long-term debt                                                                        1,584,865             1,723,960
   Other                                                                                     1,463                   990
                                                                                     -------------       ---------------
     Total non-current liabilities                                                       1,586,328             1,724,950
                                                                                     -------------       ---------------

CONTINGENCIES (Note 6)

TOTAL LIABILITIES                                                                        1,813,347             1,928,958
                                                                                     -------------       ---------------

PARTNERS' EQUITY                                                                           423,084               357,548
                                                                                     -------------       ---------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                               $   2,236,431       $     2,286,506
                                                                                     =============       ===============



   The accompanying condensed notes are an integral part of these statements.

                 MIDLAND COGENERATON VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)






                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                 --------------------------------    ---------------------------------
                                                     1999              1998               1999              1998
                                                 --------------    --------------    ---------------    --------------
OPERATING REVENUES:
   Capacity                                       $    105,110     $     102,677     $      305,577     $     304,489
   Electric                                             47,444            47,005            149,903           147,422
   Steam and other                                       2,714             6,322             10,010            20,016
                                                  ------------     -------------     --------------     -------------

     Total operating revenues                          155,268           156,004            465,490           471,927
                                                  ------------     -------------     --------------     -------------

OPERATING EXPENSES:
   Fuel costs                                           61,405            60,739            179,350           185,681
   Depreciation                                         23,771            23,807             71,270            73,365
   Operations                                            3,465             3,574             10,819            11,279
   Maintenance                                           3,033             3,070              9,278             9,053
   Property and single business taxes                    6,529             6,439             19,416            19,276
   Administrative, selling and general                   2,253             1,898              7,292             6,832
                                                  ------------     -------------     --------------     -------------

     Total operating expenses                          100,456            99,527            297,425           305,486
                                                  ------------     -------------     --------------     -------------

OPERATING INCOME                                        54,812            56,477            168,065           166,441
                                                  ------------     -------------     --------------     -------------

OTHER INCOME (EXPENSE):
   Interest and other income                             5,094             4,627             14,429            16,161
   Interest expense                                    (38,042)          (39,366)          (116,958)         (123,002)
                                                  ------------     -------------     --------------     -------------

     Total other income (expense), net                 (32,948)          (34,739)          (102,529)         (106,841)
                                                  ------------     -------------     --------------     -------------

NET INCOME                                        $     21,864     $      21,738     $       65,536     $      59,600
                                                  ============     =============     ==============     =============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)



                                                                                Nine Months Ended
                                                                               September 30, 1999
                                                               ----------------------------------------------------
                                                                  General           Limited
                                                                 Partners           Partners            Total
                                                               --------------    ---------------    ---------------

       BALANCE, BEGINNING OF PERIOD                            $      299,927    $        57,621    $       357,548


       Net income                                                      57,058              8,478             65,536


                                                               --------------    ---------------    ---------------

       BALANCE, END OF PERIOD                                  $      356,985    $        66,099    $       423,084
                                                               ==============    ===============    ===============








   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)



                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    --------------------------------------
                                                                                         1999                  1998
                                                                                    ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $        65,536       $        59,600

   Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization                                                             72,028                74,162
   (Increase) in accounts receivable                                                         (6,127)               (4,037)
   (Increase) decrease in gas inventory                                                      (1,934)                  124
   (Increase) in unamortized property taxes                                                  (7,346)               (6,055)
   (Increase) decrease in prepaid expenses and other                                         (1,202)                  359
   (Increase) decrease in prepaid gas costs, materials and supplies                          (3,610)                   71
   (Decrease) increase in accounts payable and accrued liabilities                          (10,442)                1,787
   (Decrease) in interest payable                                                           (41,311)              (46,130)
   Increase in other non-current liabilities                                                    473                   166
                                                                                    ---------------       ---------------
     Net cash provided by operating activities                                               66,065                80,047
                                                                                    ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant and equipment                                 (33,644)              (32,178)
                                                                                    ---------------       ---------------

     Net cash used in investing activities                                                  (33,644)              (32,178)
                                                                                    ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                        (64,331)             (140,950)
   Maturity of restricted investment securities held-to-maturity                            300,202               269,113
   Purchase of restricted investment securities held-to-maturity                           (296,595)             (272,395)
                                                                                    ---------------       ---------------

     Net cash used in financing activities                                                  (60,724)             (144,232)
                                                                                    ---------------       ---------------

NET DECREASE IN CASH, CASH EQUIVALENTS AND
   RESTRICTED CASH - CURRENT
                                                                                            (28,303)              (96,363)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING
   OF PERIOD                                                                                202,029               234,526
                                                                                    ---------------       ---------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF
   PERIOD                                                                           $       173,726       $       138,163
                                                                                    ===============       ===============

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

     The Facility was originally designed to provide approximately 1,370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. Subsequent improvements to the Facility have increased net electrical generating capacity. MCV has entered into three principal energy sales agreements. MCV has contracted to supply up to 1,240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company ("Consumers") under the Power Purchase Agreement ("PPA"), for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). From time to time, MCV enters into other short-term sales agreements for the sale of excess capacity and/or energy available above MCV's internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' honoring its obligations under the PPA with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

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

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the nine months ended September 30, 1999, the Facility achieved a Thermal Percentage of 17.8% and a

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     PURPA Efficiency Percentage of 47.1%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 1999 and beyond.

     MCN Energy Group Inc. ("MCN"), the parent company of Source Midland Limited Partnership ("SMLP") and a 50% partner of MEI Limited Partnership ("MEI") through SMLP, both partners of MCV, announced on October 5, 1999 that it has signed a definitive merger agreement with DTE Energy Company. The merger has been unanimously approved by the Board of Directors of both companies. The transaction is subject to the approval of the shareholders of both companies, regulatory approvals and other customary merger conditions. The transaction is expected to close in the second quarter of 2000. Since the merger would cause SMLP and MEI to become electric utilities under PURPA, MCV expects that MCN will sell its interest in the MCV partnerships or make other arrangements in order to keep the utility ownership in MCV below 50% in compliance with PURPA QF ownership requirements. In the event MCN fails to take such action, the MCV Amended and Restated Limited Partnership Agreement provides for automatic assignment or extinguishment of such partnership interests in order to assure compliance with the ownership requirements under PURPA. Currently, MCV meets the ownership requirements of PURPA.

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

     At both the state and federal level, efforts continue on restructuring the electric industry. Two issues generally involved in these restructuring efforts which could impact MCV the most are stranded assets or transition cost recovery by utilities for PPA charges and contract (PPA) sanctity. At the state level, the MPSC entered a series of orders from June 5, 1997 through February 11, 1998 (collectively the "Restructuring Orders"), now final at the MPSC level, mandating that utilities "wheel" third-party power to the utilities' customers, thus permitting customers to choose their power provider. MCV, as well as others, filed an appeal in the Michigan Court of Appeals. In June 1999, the Michigan Supreme Court issued an opinion in the appeal of an order in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While this Michigan Supreme Court Order was not directed at the Restructuring Orders, it is likely to be applied to them. On August 17, 1999, the MPSC issued an order making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. On September 1, 1999, Consumers filed a statement with the MPSC stating that it intends to voluntarily implement the Restructuring Orders.

     At the federal level, MCV filed a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. In an order dated July 7, 1999, the U.S. District Court for the Western District of Michigan granted MCV's Motion for Summary Judgment declaring that the Restructuring Orders are preempted by PURPA and the Supremacy Clause of the United States Constitution to the extent that they prohibit any utility from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV and the other QFs under PURPA pursuant to their PPAs. The order further provides that the

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     MPSC's prior orders approving the avoided cost rates set forth in MCV's and the other QFs' PPAs take precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies any utility from recovering its avoided costs as set forth in MCV's and the other QFs' PPAs or which precludes them from recovering the full avoided cost rate as set forth in the PPAs, including but not limited to interpreting or enforcing the Restructuring Orders to preclude any utility from recovering all or any portion of its avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order and the Commission's August 17, 1999 order are being appealed.

     To date, these restructuring efforts have not negatively impacted MCV's cash flow, but if the MPSC's Restructuring Orders are construed so as to deny stranded cost recovery of above-market PPA costs, and if such order is not reversed on appeal, MCV's cash flows may be negatively impacted in the period after 2007. MCV continues to monitor and participate in these matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of September 30, 1999 and December 31, 1998, have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

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

     To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV periodically enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting Standards ("SFAS") 52, "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. As of September 30, 1999, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million, with a deferred $.1 million loss, recorded in prepaid expenses and other. On December 29, 1998, MCV closed out its forward purchase contracts involving Swiss francs in the notional amount of $10.0 million, resulting in a deferred $1.0 million gain recorded in current liabilities.

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

     Cash is deposited with the broker in a margin account, at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $.9 million and $.5 million as of September 30, 1999 and December 31, 1998, respectively. MCV's deferred gains and losses on futures and options contracts, recorded in current liabilities, will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of September 30, 1999, MCV had net open futures and options contracts of 2.0 Billion cubic feet ("Bcf") with a deferred gain of $.1 million. As of December 31, 1998, MCV had net open futures and options contracts of 1.7 Bcf with a deferred gain of $.9 million. In addition, MCV recorded approximately $.1 million in net deferred losses on contracts closed prior to September 30, 1999, related to 1999 and 2000 purchase commitments, and had approximately $.2 million in net deferred gains on contracts closed prior to December 31, 1998, related to 1999 purchase commitments.

     Interest Rate Swap Hedges

     To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts.

     Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in prepaid expenses and other, was approximately $.2 million and $.2 million, as of September 30, 1999 and December 31, 1998, respectively. In December 1998 and December 1997, MCV entered into separate interest rate swap hedges in the notional amount of $20 million each, with the periods of performance from July 23, 1999 through January 23, 2000 and from April 1, 1998 through December 1, 2002, respectively. The difference between the amounts received and paid under the interest rate swap transaction is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement. For the year-to-date period ending September 30, 1999, MCV had an immaterial net gain under the interest rate swap hedges while for the year ended 1998, MCV had an immaterial loss under the December 1997 interest rate swap hedge.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(3) RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-MATURITY

    Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):



                                                                           September 30,          December 31,
                                                                               1999                   1998
                                                                         ----------------       ----------------
    Current:
    Funds restricted for plant modifications                             $         5,669        $         8,913
                                                                         ===============        ===============

    Non-current:
    Funds restricted for rental payments  pursuant to the Overall Lease
      Transaction                                                        $       138,380        $       142,453

    Funds restricted for management non-qualified plans                            1,457                    991
                                                                         ---------------        ---------------

    Total                                                                $       139,837        $       143,444
                                                                         ===============        ===============


(4) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                                           September 30,          December 31,
                                                                               1999                   1998
                                                                          ----------------      ----------------
     Accounts payable
       Related parties                                                    $       11,768        $        17,231
       Trade creditors                                                            22,916                 27,457
     Property and single business taxes                                           13,089                 11,822
     Other                                                                         2,503                  4,208
                                                                         ---------------        ---------------

     Total                                                                        50,276        $        60,718
                                                                          ==============        ===============


(5)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):
                                                                           September 30,          December 31,
                                                                               1999                   1998
                                                                          ----------------       ---------------
     Financing obligation, maturing through 2015, effective interest rate of approximately 8.7%, payable in semi-annual installments
     of principal and interest, secured by property, plant and equipment  $      1,723,960       $    1,788,291

     Less current portion                                                         (139,095)             (64,331)
                                                                          ----------------       --------------

     Total long-term debt                                                 $      1,584,865       $    1,723,960
                                                                          ================       ==============

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

     Interest and fees incurred related to long-term debt arrangements during the nine months ended September 30, 1999 and 1998 were $116.2 million and $122.1 million, respectively. Interest and fees paid for the nine months ended September 30, 1999 and 1998 were $157.5 million and $168.3 million, respectively.

(6)  CONTINGENCIES

     PPA - Settlement of PPA Issues

     MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

     PPA - Sale and Assignment

     On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On March 19, 1999, Consumers filed an application with the MPSC seeking regulatory approval of various ratemaking and accounting treatments associated with the PECO contract. On April 30, 1999, the MPSC entered an order which did not grant all of the relief Consumers requested, but does permit the transaction to go forward. Consumers sought clarification and/or rehearing of that order. On August 31, 1999, the Commission entered an order on rehearing, clarifying and amending its April 30, 1999 order. Consumers has asked the Commission for clarification of its August 31, 1999 order. At this time, MCV Management cannot predict whether Consumers will accept the MPSC's orders. MCV does not expect the sale of Consumers' rights to capacity and associated energy under the PPA to materially affect its financial position or results of operations.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



(7)  PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at September 30, 1999, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of September 30, 1999 and 1998, and for each of the nine month periods ended September 30, (in thousands).



Equity Partner, Type of Partner and  Equity
      Nature of Related Party        Interest  Interest Related Party Transactions and Agreements              1999      1998
-----------------------------------  --------  -------- ----------------------------------------------       --------  --------

CMS Midland, Inc.                    $207,311     49.0%  Power purchase agreements                           $441,621  $439,827
  General Partner; wholly-owned                          Purchases under gas transportation agreements         14,251     7,221
  subsidiary of Consumers Energy                         Purchases under spot gas agreements                      207       487
  Company (formerly Consumers                            Purchases under gas supply agreements                  6,765     6,543
  Power Company)                                         Gas storage agreement                                  1,922     1,922
                                                         Land lease/easement agreements                           450       450
                                                         Accounts receivable                                   46,212    49,176
                                                         Accounts payable                                       6,719    15,871
                                                         Gas exchanges                                            430     1,148

The Dow Chemical Company               44,718      7.5   Steam and electric power agreement                    20,165    30,918
  Limited Partner                                        Steam purchase agreement - Dow Corning Corp
                                                         (affiliate)                                            2,415     2,353
                                                         Purchases under demineralized water supply
                                                         agreement                                              4,688     4,723
                                                         Accounts receivable                                    1,948     1,822
                                                         Accounts payable                                         519       521
                                                         Standby and backup fees                                  489       572

Source Midland Limited Partnership     71,273     18.1   Purchases under spot gas agreements                    3,466     5,832
  ("SMLP") General Partner; wholly-                      Purchases under gas supply agreements                 10,035     9,621
  owned limited partnership of MCN                       Accounts receivable                                    2,058        --
  Energy Group Inc.                                      Accounts payable                                       1,323     1,794
                                                         Gas exchanges                                          5,950        --
                                                         Partner cash withdrawal (including accrued
                                                         interest) (1)                                         23,601    18,091

Coastal Midland, Inc. ("Coastal")      42,763     10.9   Purchases under gas transportation agreements         10,203    10,112
  General Partner; wholly-owned                          Purchases under spot gas agreement                     3,623     9,691
  subsidiary of The Coastal                              Purchases under gas supply agreement                   3,008     2,875
  Corporation                                            Gas agency agreement                                   1,337     1,137
                                                         Deferred reservation charges under gas purchase
                                                         agreement                                              5,910     4,925
                                                         Accounts receivable                                       --        79
                                                         Accounts payable                                       3,207     2,818
                                                         Gas exchanges                                            749     4,998
                                                         Partner cash withdrawal (including accrued
                                                         interest) (1)                                         20,823    15,936

MEI Limited Partnership ("MEI") (2)                      MEI - Under Ownership of Coastal and SMLP
  A General and Limited Partner;                         See related party activity listed under Coastal
  50% interest owned by Coastal                            Midland, Inc. and Source Midland Limited Partnership
  Midland, Inc. and 50% interest
  owned by SMLP
                                                         MEI - Under Ownership of ASEA Brown Boveri, Inc.
      General Partnership Interest     35,638      9.1   Gas turbine maintenance and spare parts agreement         --    23,377
      Limited Partnership Interest      3,563       .9

Micogen Limited Partnership            17,817      4.5   MLP - Under Ownership of The Coastal Corporation
  ("MLP") Limited Partner; owned                         See related party activity listed under Coastal
  by subsidiaries of The Coastal                         Midland Inc.
  Corporation (3)

C-E Midland Energy, Inc. ("C-E") (4)       --       --   Service Agreement                                         --     1,252
  Interest in MCV acquired by MEI
  Limited Partnership

Alanna Corporation                       1 (5)  .00001   Note receivable                                            1         1
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

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):


                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                             -----------------------------    -------------------------------
                                                                 1999            1998              1999               1998
                                                            -------------    -------------    ------------      -------------
Operating Revenues                                            $  155,268       $  156,004       $  465,490       $  471,927

Capacity Revenue                                              $  105,110       $  102,677       $  305,577       $  304,489
   PPA Contract Capacity (MW)                                      1,240            1,240            1,240            1,240
   Billed PPA Availability (1)                                      98.5%            99.3%            98.5%            99.3%

Electric Revenue                                              $   47,444       $   47,005       $  149,903       $  147,422
   PPA Delivery as a Percentage of Contract Capacity                74.9%            76.3%            77.5%            81.1%
   PPA, SEPA and Other Electric Deliveries (MWh)               2,289,643        2,247,027        6,866,662        7,027,697
   Average PPA Variable Energy Rate ($/MWh)                   $    15.85       $    16.63       $    16.10       $    16.83
   Average PPA Fixed Energy Rate ($/MWh)                      $     3.50       $     3.70       $     3.53       $     3.76

Steam Revenue                                                 $    2,714       $    2,504       $   10,010       $    8,563
   Steam Deliveries (Mlbs)                                     1,216,600        1,199,045        4,288,880        4,127,163

Other Revenue                                                 $       --       $    3,818       $       --       $   11,453

(1) As part of the Settlement Agreement (see Part I, Item 1, "Condensed Notes to Unaudited Consolidated Financial Statements," Note 6, "Contingencies, PPA - "Settlement of PPA Issues", effective January 1, 1999, MCV agreed not to bill Consumers for PPA availability greater than 98.5% in each calendar year.

Comparison of the Three Months ended September 30, 1999 and 1998

Overview

For the third quarter of 1999, MCV recorded net income of $21.9 million as compared to net income of $21.7 million for the third quarter of 1998. The slight earnings increase for the third quarter of 1999 from 1998 is primarily due to increased capacity and electric revenues outside of the PPA and lower interest expense on MCV's financing obligation. This increase is partially offset by the expiration of the installment payments under the SEPA with Dow.

Operating Revenues

For the third quarter of 1999, MCV's operating revenues decreased by $.7 million from the third quarter of 1998. This decrease is due to the expiration of the installment payments under the SEPA with Dow, lower energy rates under the PPA and lower capacity revenues under the PPA resulting from the capping of the capacity payments under the Settlement Agreement. This decrease was partially offset by additional capacity revenues and electric sales outside of the PPA.

Operating Expenses

For the third quarter of 1999, MCV's operating expenses were $100.5 million, which includes $61.4 million of fuel costs. During this period, MCV purchased approximately 20.5 Bcf of natural gas, of which a net .8 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period. MCV consumed 20.2 Bcf, of which .5 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the third quarter of 1999 was $2.57 per MMBtu. For the third quarter of 1998, MCV's operating expenses were $99.5 million, which includes $60.7 million of fuel costs. During this period, MCV purchased approximately 20.3 Bcf of natural gas, of which .7 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 20.3 Bcf, of which .7 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the third quarter of 1998 was $2.53 per MMBtu. Fuel costs for the third quarter of 1999 compared to 1998 increased $.7 million. This increase was primarily due to a higher average commodity cost of fuel resulting from higher gas cost on the spot market and due to a higher overall electric dispatch.

For the third quarter of 1999, operating expenses other than fuel costs increased $.3 million from the third quarter of 1998. All expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expenses)

The increase in interest and other income in the third quarter of 1999 compared to 1998 reflects a higher average investment partially offset by lower interest rates on MCV's average cash investments. The decrease in interest expense in the third quarter of 1999 from the third quarter of 1998 is due to a lower principal balance on MCV's financing obligation.

Comparison of the Nine Months ended September 30, 1999 and 1998

Overview

For the first nine months of 1999, MCV recorded net income of $65.5 million as compared to net income of $59.6 million for the first nine months of 1998. The earnings increase for the first nine months of 1999 over 1998 is primarily due to a Settlement Agreement between MCV and Consumers effective January 1, 1999, which resolved a number of disputed issues under the PPA between the parties. MCV recognized a one-time net $6.4 million increase in operating revenues in 1999 based upon the resolution of these issues. Also contributing to this increase was additional power sales outside of the PPA, lower interest expense on MCV's financing obligation and lower depreciation expense. This increase was partially offset by lower revenues from Dow.

Operating Revenues

For the first nine months of 1999, MCV's operating revenues decreased by $6.4 million from the first nine months of 1998. This decrease is due to the expiration of the installment payments under the SEPA with Dow, a lower electric dispatch under the PPA, resulting from Consumers change to economic dispatch of the facility in mid-March 1998, lower energy rates under the PPA and lower capacity revenues under the PPA resulting from the capping of the capacity payments under the Settlement Agreement. This decrease was partially offset by the $6.4 million increase in electric revenues as a result of the Settlement Agreement with Consumers and additional capacity revenues and electric sales outside of the PPA.

Operating Expenses

For the first nine months of 1999, MCV's operating expenses were $297.4 million, which includes $179.4 million of fuel costs. During this period, MCV purchased approximately 62.6 Bcf of natural gas, of which a net 2.8 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 61.2 Bcf, of which 1.4 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first nine months of 1999 was $2.46 per MMBtu. For the first nine months of 1998, MCV's operating expenses were $305.5 million, which includes $185.7 million of fuel costs. During this period, MCV purchased approximately 64.4 Bcf of natural gas, of which 2.4 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period MCV consumed 64.4 Bcf, or which 2.4 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first nine months of 1998 was $2.45 per MMBtu. Fuel costs for the first nine months of 1999 compared to 1998 decreased $6.3 million. This decrease was primarily due to a lower electric dispatch by Consumers under the PPA.

For the first nine months of 1999, operating expenses other than fuel costs decreased $1.8 million from the first nine months of 1998, primarily resulting from lower depreciation expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expenses)

The decrease in interest and other income in the first nine months of 1999 compared to 1998 reflects the 1998 accrual for the interest income refund from Great Lakes Gas Transmission, pursuant to a Federal Appeals Court decision made in January, 1998 and lower interest rates during 1999 on MCV's average cash investments. The decrease in interest expense in the first nine months of 1999 from the first nine months 1998 is due to a lower principal balance on MCV's financing obligation.

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

The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of September 30, 1999 have original maturity dates of less than one year. In addition, to manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at September 30, 1999:


                                                                    Expected Maturity
                           -------------------------------------------------------------------------------------------------
                              2000        2001        2002        2003        2004      Thereafter     Total      Fair Value
                              ----        ----        ----        ----        ----      ----------     -----      ----------
Debt:
Long-Term Debt
Fixed Rate                   $288.6      $292.2      $309.2      $214.0      $247.9      $1,542.6     $2,894.5       N/A
    (in millions)
Avg. Interest Rate              8.7%        8.7%        8.7%        8.7%        8.7%          8.7%         8.7%

Interest Rate Swaps:
-------------------
Variable to Fixed            $ 20.0                                                                                  $(.1)
    (in millions)
Avg. Pay Rate                  6.22%
Avg. Receive Rate              4.89%

Floating to Floating                                 $ 20.0                                                          $(.1)
    (in millions)
Avg. Pay Rate                                          6.41%
Avg. Receive Rate                                      6.22%


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

The following table provides information about MCV's futures contracts that are sensitive to changes in natural gas prices; these futures contracts have maturity dates ranging from one to nine months. The table presents the carrying amounts and fair values at September 30, 1999:


                                                          Expected Maturity in      Fair Value
                                                          --------------------      ----------
                                                              1999/2000
                                                              ---------
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy                          300                      --
Contract Volumes (10,000 MMBtu) Short/Sold                        (95)
Weighted Average Price Long (per 10,000 MMBtu)                 $2.447                  $2.522
Weighted Average Price Short (per 10,000 MMBtu)                $2.846                  $2.941
Contract Amount ($US in Millions)                              $  4.6                  $  4.8

Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with ABB Power. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts which are entered into have maturity dates of less than one year. As of September 30, 1999, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million, with a deferred $.1 million loss.

Liquidity and Financial Resources

During the nine months ended September 30, 1999 and 1998, net cash generated by MCV's operations was $66.1 million and $80.0 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next sixteen years. During 1999 and 1998, MCV paid the basic rent requirements of $221.7 million and $309.0 million, respectively, as required under the Overall Lease

Transaction. MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At September 30, 1999, the borrowing base was $43.0 million. The Working Capital Facility term currently extends to August 31, 2001. MCV did not utilize the Working Capital Facility during the first nine months of 1999, except for letters of credit associated with normal business practices. MCV believes that amounts available under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of September 30, 1999, there was $323.8 million (which includes $79.0 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA and maintenance of the Facility's QF status.

Operating Outlook. In the first nine months of 1999, approximately 69% of PPA revenues were capacity payments which are billed on availability, subject to an annual availability cap of 98.5% pursuant to the Settlement Agreement, beginning January 1, 1999. PPA availability was 99.4% in 1998 and 98.9% in 1997. Availability depends on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to exceed 90%.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through September 1999, the energy charge (fixed and variable) paid to MCV has declined by .36 cents per kWh, while the average variable cost of delivered fuel for the period 1990 - 1998, has risen by $0.26 per MMBtu.

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

Capacity and Energy Payments Under the PPA. The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the "regulatory out" provision). Pursuant to Amendment 3 of the PPA, for the first 17-1/2 years of commercial operation, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the "regulatory out" provision. Consumers and MCV are required to support and defend the terms of the PPA.

MCV and Consumers entered into a Settlement Agreement, effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

PPA - Sale and Assignment.

On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On March 19, 1999, Consumers filed an application with the MPSC seeking regulatory approval of various ratemaking and accounting treatments associated with the PECO contract. On April 30, 1999, the MPSC entered an order which did not grant all of the relief Consumers requested, but does permit the transaction to go forward. Consumers sought clarification and/or rehearing of that order. On August 31, 1999, the Commission entered an order on rehearing, clarifying and amending its April 30, 1999 order. Consumers has asked the Commission for clarification of its August 31, 1999 order. At this time, MCV Management cannot predict whether Consumers will accept the MPSC's orders. MCV does not expect the sale of Consumers' rights to capacity and associated energy under the PPA to materially affect its financial position or results of operations.

Michigan Electric Industry Restructuring Proceedings. On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. After public hearings and contested case hearings the MPSC issued orders on June 5, 1997, October 29, 1997, January 14, 1998 and February 11, 1998

(collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they generally provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandate that utilities "wheel" third-party power to the utilities' customers. An issue involved in this restructuring which could significantly impact MCV is stranded cost recovery. The Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs including capacity charges previously approved by the MPSC in power contracts incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) is limited to the period 1998 through 2007 (MCV's PPA expires in 2025). The Restructuring Orders do not specifically address the recovery of PPA capacity charges after 2007. The Restructuring Orders permitted Consumers to elect to suspend the power supply cost recovery ("PSCR") process and freeze its PSCR rate factor through which charges under the PPA are recovered from retail customers. The MPSC has suspended the annual PSCR (plan and reconciliation case) process indefinitely, and froze Consumers' PSCR rate factor. The suspension of the PSCR process and the PSCR "rate freeze" were effective January 1, 1998, and are to remain in effect through 2001. This PCSR rate freeze is subject to the final outcome of Consumers' 1997 PSCR reconciliation case (conducted by the MPSC to reconcile actual costs incurred by Consumers in providing power supply to its retail customers with actual revenue it collected that same year) for which rehearing petitions have been filed at the MPSC. This case will determine the level at which Consumers' PSCR rates (including recover of MCV capacity and energy charges) will be frozen during the period 1998 through 2001. MCV is a party in the 1997 PSCR reconciliation case.

In the restructuring cases before the MPSC, MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA. MCV, as well as others, filed an appeal in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. In June 1999, the Michigan Supreme Court issued an opinion in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While this Michigan Supreme Court Order was not directed at the Restructuring Orders, it is likely to be applied to them. On August 17, 1999, the MPSC issued an order making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. On September 1, 1999, Consumers filed a statement with the MPSC stating that it intends to voluntarily implement the Restructuring Orders. In an order dated July 7, 1999, the U.S. District Court granted MCV's Motion for Summary Judgment declaring that the Restructuring Orders are preempted by PURPA and the Supremacy Clause of the United States Constitution to the extent that they prohibit any utility from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV and the other QFs under PURPA pursuant to their PPAs. The order further provides that the MPSC's prior orders approving the avoided cost rates set forth in MCV's and the other QFs' PPAs take precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies any utility from recovering its avoided costs as set forth in MCV's and the other QFs' PPAs or which precludes them from recovering the full avoided cost rate as set forth in the PPAs, including but not limited to interpreting or enforcing the Restructuring Orders to preclude any utility from recovering all or any portion of its avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order and the Commission's August 17, 1999 order are being appealed. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

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

The Facility's achievement of a Thermal Percentage of 15% (thereby requiring compliance with the reduced Efficiency Percentage of 42.5%) is dependent upon both the amount of Dow and DCC steam purchases and the level of electricity generated by the Facility. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect), subject to an annual average purchase obligation of no less than approximately 440,000 lbs/hr. of steam (less amounts supplied by the Standby Facilities and less 50% of the amount sold by MCV to other steam customers). The SEPA can be terminated by Dow under certain circumstances. Such termination would likely lead to a loss of QF status for the Facility. Dow and DCC steam purchases for the first nine months of 1999 averaged 654,491 lbs/hr. Actual steam usage has varied and will vary with product mix, seasonal delivery fluctuations and other factors which may change over time. MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage.

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1998, MCV achieved an Efficiency Percentage of 45.7% and a Thermal Percentage of 17.3%. During the first nine months of 1999, MCV achieved an Efficiency Percentage of 47.1% and a Thermal Percentage of 17.8%.

MCN Energy Group Inc. ("MCN"), the parent company of Source Midland Limited Partnership ("SMLP") and a 50% partner of MEI Limited Partnership ("MEI") through SMLP, both partners of MCV, announced on October 5, 1999 that it has signed a definitive merger agreement with DTE Energy Company. The merger has been unanimously approved by the Board of Directors of both companies. The transaction is subject to the approval of the shareholders of both companies, regulatory approvals and other customary merger conditions. The transaction is expected to close in the second quarter of 2000. Since the merger would cause SMLP and MEI to become electric utilities under PURPA, MCV expects that MCN will sell its interest in the MCV partnerships or make other arrangements in order to keep the utility ownership in MCV below 50% in compliance with PURPA QF ownership requirements. In the event MCN fails to take such action, the MCV Amended and Restated Limited Partnership Agreement provides for automatic assignment or extinguishment of such partnership interests in order to assure compliance with the ownership requirements under PURPA. Currently, MCV meets the ownership requirements of PURPA.

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

State of Readiness. In 1997, MCV staff developed a Y2K plan to address the Systems. MCV's Y2K plan addresses the Y2K issues in four phases: (1) the awareness phase, completed in April 1998, brought the Y2K issues to the attention of all employees; (2) the assessment phase, completed in September 1998, identified, inventoried and prioritized all Systems; (3) the renovation phase, now complete, consisted of converting and replacing Systems or components and applications in Systems which are business critical and non Y2K compliant; and (4) the validation and testing phase, which culminated in the successful integrated testing of the plant control system in October 1999. Testing and validation of the business network and associated applications were completed successfully in early 1999. As a result of MCV's efforts, the GTGs, steam turbine and back-pressure steam turbine and all critical plant and business systems appear to have no Y2K problems.

In 1997, MCV began contacting key associates to determine their organizations' Y2K state of preparedness and is continuing to follow up based on each entity's Y2K target completion dates. In addition, Y2K status and readiness meetings have been and will continue to be conducted with key gas suppliers, customers and other third-party entities. At this time, there are no indications that critical third parties will not be Y2K ready.

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

                           PART II. OTHER INFORMATION

                            Item 1. Legal Proceedings


Settlement of Power Purchase Agreement Issues Relating to Capacity and Energy Charges

MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

PPA - Sale or Assignment

On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. In addition, Consumers will sell PECO between 100 MW to 150 MW in 1999 through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On March 19, 1999, Consumers filed an application with the MPSC seeking regulatory approval of various ratemaking and accounting treatments associated with the PECO contract. On April 30, 1999, the MPSC entered an order which did not grant all of the relief Consumers requested, but does permit the transaction to go forward. Consumers sought clarification and/or rehearing of that order. On August 31, 1999, the Commission entered an order on rehearing, clarifying and amending its April 30, 1999 order. Consumers has asked the Commission for clarification of its August 31, 1999 order. At this time, MCV Management cannot predict whether Consumers will accept the MPSC's orders. MCV does not expect the sale of Consumers' rights to capacity and associated energy under the PPA to materially affect its financial position or results of operations.

Michigan Electric Industry Restructuring Proceedings

On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan. After public hearings and contested case hearings the MPSC issued orders on June 5, 1997, October 29, 1997, January 14, 1998 and February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they generally provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandate that utilities "wheel" third-party power to the utilities' customers. An issue involved in this restructuring which could significantly impact MCV is stranded cost recovery. The Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs including capacity charges previously approved by the MPSC in power contracts incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) is limited to the period 1998 through 2007 (MCV's PPA expires in 2025). The Restructuring Orders do not specifically address the recovery of PPA capacity charges after 2007. The Restructuring Orders permitted Consumers to elect to suspend the PSCR process and freeze its PSCR rate factor through which charges under the PPA are recovered from retail customers. The MPSC has suspended the annual PSCR (plan and reconciliation case) process indefinitely, and froze Consumers' PSCR rate factor. The suspension of the PSCR process and the PSCR "rate freeze" were effective January 1, 1998, and are to remain in effect through 2001. This PSCR rate freeze is subject to the final outcome of Consumers' 1997 PSCR reconciliation case (conducted by the MPSC to reconcile actual costs incurred by Consumers in providing power supply to its retail customers with actual revenue it collected that same year) for which rehearing petitions have been filed at the MPSC. This case will determine the level at which Consumers' PSCR rates (including recovery of MCV capacity and energy charges) will be frozen during the period 1998 through 2001. MCV is a party in the 1997 PSCR reconciliation case.

In the restructuring cases before the MPSC, MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA. MCV, as well as others, filed an appeal in the Michigan Court of Appeals and a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. In June 1999, the Michigan Supreme Court issued an opinion in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While this Michigan Supreme Court Order was not directed at the Restructuring Orders, it is likely to be applied to them. On August 17, 1999, the MPSC issued an order making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. On September 1, 1999, Consumers filed a statement with the MPSC stating that it intends to voluntarily implement the Restructuring Orders. In an order dated July 7, 1999, the U.S. District Court granted MCV's Motion for Summary Judgment declaring that the Restructuring Orders are preempted by PURPA and the Supremacy Clause of the United States Constitution to the extent that they prohibit any utility from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV and the other QFs under PURPA pursuant to their PPAs. The order further provides that the MPSC's prior orders approving the avoided cost rates set forth in MCV's and the other QFs' PPAs take precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies any utility from recovering its avoided costs as set forth in MCV's and the other QFs' PPAs or which precludes them from recovering the full avoided cost rate as set forth in the PPAs, including but not limited to interpreting or enforcing the Restructuring Orders to preclude any utility from recovering all or any portion of its avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order and the Commission's August 17, 1999 order are being appealed. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

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

                    Item 6. Exhibits and Reports on Form 8-K


a.)  List of Exhibits

     (10) Gas Sales Agreement, dated July 1, 1999, between MCV and CMS Marketing Services and Trading Company.

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


                                     MIDLAND COGENERATION VENTURE
                                           LIMITED PARTNERSHIP
                                     ---------------------------------------
                                             (Registrant)




Dated:  November 12, 1999            /s/ James M. Kevra
        --------------------         --------------------------------------
                                                James M. Kevra
                                      President and Chief Executive Officer



Dated:  November 12, 1999            /s/ James M. Rajewski
        --------------------         ---------------------------------------
                                                James M. Rajewski
                                         Vice President and Controller
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

    10 Gas Sales Agreement, dated July 1, 1999, between MCV and CMS Marketing Services and
                    Trading Company

    27              Financial Data Schedule