Form 10-K405
period 1999-12-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2000-03-24
CIK 869905

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               -----------------     -------------------

Commission file number (Under the Securities Act of 1933)    33-37977

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                 MICHIGAN                                     38-2726166
----------------------------------------------          ------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification No.)

    100 PROGRESS PLACE, MIDLAND, MICHIGAN                      48640
----------------------------------------------             ------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (517)   839-6000
                                                   ----------------------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I                                                                                         Page
                                                                                               ----
Item 1.        Business.........................................................................1
               A.  General......................................................................1
               B.  The Partners.................................................................1
               C.  The Facility.................................................................2
               D.  Major Issues Facing MCV......................................................2
               E.  Contracts....................................................................3
               F.  Employees...................................................................11
               G.  Regulation..................................................................11
               H.  Environmental Matters.......................................................15
               I.  Overall Lease Transaction...................................................17

Item 2.        Properties......................................................................20

Item 3.        Legal Proceedings...............................................................21

Item 4.        Submission of Matters to a Vote of Security Holders.............................21


PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters...........22

Item 6.        Selected Financial Data.........................................................22

Item 7.        Management's Discussion and Analysis of Financial Condition and Results
                 of Operations.................................................................22

Item 8.        Financial Statements and Supplementary Data.....................................30

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial
                 Reporting Matters.............................................................30

PART III

Item 10.       Directors and Executive Officers of the Registrant..............................31

Item 11.       Executive Compensation..........................................................33

Item 12.       Security Ownership of Certain Beneficial Owners and Management..................36

Item 13.       Certain Relationships and Related Transactions..................................37


PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.................38

                                     PART I

Item 1.       BUSINESS

A.    General

      In January 1987, Midland Cogeneration Venture Limited Partnership ("MCV") was formed as a limited partnership to convert a portion of an uncompleted Consumers Power Company, now known as Consumers Energy Company ("Consumers"), nuclear power plant into a natural gas-fired, combined-cycle, cogeneration facility located in Midland County, Michigan (the "Facility"). The Facility commenced commercial operation (the "Commercial Operation Date") in 1990 and is capable of generating approximately 1,500 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. The Facility is dependent upon natural gas for its fuel supply.

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

B.    The Partners

      The current general partners of MCV are CMS Midland, Inc. ("CMS Midland"), a wholly-owned subsidiary of Consumers, Coastal Midland, Inc. ("Coastal Midland"), Source Midland Limited Partnership ("SMLP") and MEI Limited Partnership ("MEI"), which is a general and limited partner, all of which are wholly-owned subsidiaries of The Coastal Corporation ("Coastal"). MCV's other limited partners are Dow, Micogen Limited Partnership, owned by subsidiaries of Coastal, and Alanna Corporation ("Alanna"), a wholly-owned subsidiary of Alanna Holdings Corporation ("Alanna Holding"). The capital stock of Alanna Holding is owned by Dow, CMS Energy Corporation ("CMS Energy"), an affiliate of Consumers and Coastal Natural Gas Company, an affiliate of Coastal. Effective January 1, 2000, Coastal, through its subsidiaries, acquired all of the partnership interests in SMLP and MEI from MCN Energy Group Inc., the previous parent company. The general partners and limited partners of MCV are referred to herein as the "Partners." The ownership interests of the Partners are shown in "Security Ownership of Certain Beneficial Owners and Management."

C.    The Facility

      MCV's principal business is the operation of the Facility and the sale of electric capacity and related energy (principally to Consumers) and steam (to Dow and DCC) produced at the Facility. The Facility is located on an approximately 1,200-acre site that is leased from Consumers (the "Site").

      The Facility consists of the following:

      -    12 gas turbine generators ("GTGs");

      - 12 heat recovery steam generators ("HRSGs") which create steam using heat from the GTG exhaust;

      - A steam turbine (the "Unit 1 Steam Turbine") capable of producing electricity from steam generated by the HRSGs;

      - A second steam turbine (the "Unit 2 Steam Turbine") which serves as a backup to the Unit 1 Steam Turbine;

      -    A back-pressure steam turbine;

      -    Pollution control assets;

      - A 25-mile gas pipeline connecting interstate and intrastate gas pipeline systems to the Facility;

      -    Pipelines to deliver steam to Dow and DCC; and

      -    Various associated equipment and improvements.

      The Facility was originally designed to have a net electrical generating capacity of approximately 1370 MW and to produce approximately 1.5 million pounds per hour of process steam under design ambient conditions. Electricity is produced from the 12 GTGs, and the steam is produced by the 12 HRSGs using the heat from the GTG exhaust. Subsequent improvements to the Facility have increased the net electrical generating capacity to approximately 1500 MW. The Unit 1 Steam Turbine is designed to produce electricity from the steam generated by the HRSGs and process steam that is provided to Dow and DCC. Demineralized water is sold by Dow to MCV from the Dow plant. Electricity is sold by MCV to Consumers and other parties through an interconnect and to Dow through dedicated transmission lines.

      MCV is considering adding new generating equipment at its site. Discussions have been held and are continuing with, among others, power purchasers, manufacturers of generation equipment, and sources of financing.

D.    Major Issues Facing MCV

      MCV faces several major issues crucial to its future success. These issues, briefly summarized here, are discussed more fully in the sections cross referenced below:

      Electric Industry Restructuring. At both the state and federal level, efforts continue to restructure the electric industry. In 1997 and 1998, the Michigan Public Service Commission ("MPSC") entered a series of orders, now final at the MPSC level, permitting customers to choose their power provider over a four-year phase-in period which started in 1999 ("Restructuring Orders"), (these orders are further described in "Regulation - Michigan Electric Industry Restructuring Proceedings"). In addition, proposed deregulation legislation exists at the state and federal level. One significant issue to MCV is the issue of stranded assets or transition cost recovery by utilities for PPA charges. Over 90% of MCV's revenues come from sales pursuant to the PPA. To date, restructuring has not negatively impacted MCV, but if the Restructuring Orders deny stranded cost recovery of above-market PPA costs, MCV's cash flows may be negatively impacted, especially in the period after 2007. MCV, among others, filed appeals in state and federal courts challenging the Restructuring Orders. On July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent that they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA. MCV continues to monitor and participate in these matters, as appropriate. (See "Regulation - Michigan Electric Industry Restructuring Proceedings and Federal Electric Industry Restructuring", Managements Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Outlook - Michigan Electric Industry Restructuring Proceedings and Federal Electric Industry Restructuring", and Notes to Consolidated Financial Statements, Note 1, "The Partnership and Associated Risks".)

      Energy Rate and Cost of Production. Since January 1992, MCV has experienced an overall reduction in the energy charges it is paid for electricity under the PPA, primarily due to declining coal costs at Consumers' generating plants. In addition, MCV's costs associated with production of electricity have continued to rise. These circumstances have negatively affected cash flow. (See "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges", "Overall Lease Transaction", and MD&A -- Liquidity and Financial Resources.")

     E.    Contracts

      MCV's material operating contracts include the PPA, which provides for the sale to Consumers of electric capacity and related energy; the SEPA, which provides for the sale of steam and electricity to Dow; the SPA, which provides for the sale of steam to DCC; gas supply, storage and transportation contracts with a number of companies; an agreement covering gas turbine inspection services and spare parts with ABB Alstom Power Inc., formerly known as ABB Power Generation, Inc. ("ABB Power") and an agreement covering steam turbine inspection services and parts with General Electric Company ("GE"). MCV's interests in all the foregoing contracts, except the SPA, have been assigned to the Owner Trustees, which in turn subassigned such contracts to MCV and granted a security interest in such contracts to the Note Trustees. (See "Overall Lease Transaction.") The following is intended to summarize briefly certain provisions of such contracts and is qualified in its entirety by reference thereto.

      Power Purchase Agreement

      Under the PPA, Consumers contracted to purchase specified amounts (the "Contract Capacity") of the Facility's electric capacity until March 15, 2025 and thereafter subject to yearly extensions that are automatic in the absence of a termination notice from either party. Contract Capacity is 1240 MW/hour.

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

      Capacity charges are payable for available Contract Capacity, whether or not electricity is dispatched. The capacity charges for on-peak and off-peak power average 4.15 cents per available kilowatt hour ("kWh"); however, until September 15, 2007, the capacity charge may be reduced by Consumers to a level of no less than an average of 3.77 cents per kWh.

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

              Fixed Energy Charges. Like the capacity charges, fixed energy charges are payable for available kWhs of Contract Capacity. Fixed energy charges are adjusted each year based on a fuel inventory charge, administrative and general expenses and one-half of operation and maintenance expenses (excluding fuel) incurred at these plants during either the immediately preceding calendar year or the calendar year preceding that year depending on when the adjustment is being made. In 1995, an arbitrator ruled that, under the PPA, Consumers had the right to withhold that portion of fixed energy charges payable on the basis of energy available but not delivered since it was not permitted by the MPSC to collect such charges from its electric customers. (See "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges.")

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

      The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the "regulatory-out" provision). Until September 15, 2007, however, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the "regulatory-out" provision. Consumers and MCV are required to support and defend the terms of the PPA. (See "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges.")

      Under the PPA, MCV must provide initial assurances that it has adequate gas supplies under contract to generate at least 60% of the maximum annual output of Contract Capacity for the period commencing on the Commercial Operation Date through 1999. Consumers has acknowledged that MCV has provided such initial assurances to Consumers. In addition, commencing in 1998 and each year thereafter, MCV must provide at Consumers' request continuing annual assurances of such capability for each succeeding five-year period. In November 1999, Consumers requested information for the continuing fuel assurance requirements covering the period 2000-2004. Consumers has reviewed MCV's fuel supply information for the period 2000 through 2004 and has provided MCV with a letter stating that MCV has satisfied the fuel assurance requirement for that period. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. The portion of such capacity charges is a function of the percentage of unmet fuel needs and an increasing factor based on the number of consecutive months that capacity charges have been withheld. Assuming a 3.77 cents per kWh capacity charge, the maximum capacity charges which could be withheld and escrowed under this provision are as follows:


                                                                  Maximum Possible
                 Consecutive Months That                            Reduction in
                     MCV Fails to Provide                          Capacity Charge
            Adequate Continuing Assurance                            (cents/kWh)
            -----------------------------                            -----------

                      1-12........................................      .1885
                      13-24.......................................      .5655
                      25-36.......................................     1.5080
                      37 and thereafter...........................     2.6390



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

      Consumers schedules all deliveries of electricity from the Facility to its system and is obligated to do so in a manner consistent with the safe and prudent operation of the Facility. Consumers' determination of the amount of energy that it dispatches from the Facility is subject to its contractual relationships with The Detroit Edison Company, with which Consumers established a Michigan Electric Coordinated System ("MECS") to coordinate generation between the two utilities. The operation and management of the MECS is subject to FERC Order 888 - "Open Access and Stranded Costs Rulemaking". Consumers currently dispatches the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources, in contrast to the higher dispatch levels experienced in the years 1993-1998.

      As long as the annual availability of Contract Capacity equals or exceeds 75% of Contract Capacity, Consumers must purchase sufficient electrical energy from the Facility to achieve at least a 60% capacity factor on an annual basis. This purchase obligation decreases, based on a prescribed formula, if annual availability falls below 75% of Contract Capacity. Annual PPA availability has exceeded 98% since 1997.

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

      MCV is obligated to have the Facility inspected at least once each year by a consulting engineer selected by it from a list of engineering firms approved by Consumers. The annual inspection includes, at a minimum, all equipment, structures, operating procedures and maintenance practices necessary for the generation and delivery of energy to Consumers. Upon completion of an annual inspection, the consulting engineer must promptly issue a written report. Any recommendations in this report regarding equipment, structure and maintenance practices which have been approved by MCV's management must be implemented within a specified period of time. In its April 1999 report, Cummins & Barnard, Inc., the consulting engineer, found no specific issues that MCV should take under advisement or act upon. With regard to the most recent inspection, MCV expects to receive the report by the end of April, 2000 and does not anticipate any substantial problems.

       In 1997, Consumers informed MCV of several other potential payment issues it would pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues related to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it did not believe that MCV could use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers had also indicated that they would take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs (collectively the "Disputed Issues"). MCV and Consumers have addressed all of these issues in the Settlement Agreement. MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all of the previously Disputed Issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA irrespective of any MPSC decision which may affect those issues or payments. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.




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

      In any year, MCV is not obligated to deliver more than 691,900 pounds of steam per hour and 60 MW of electricity on an annual average basis except as Dow may increase its entitlement as discussed below. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect). However, Dow's obligation with respect to minimum annual steam purchases is an average of 440,000 pounds per hour (less amounts supplied by certain standby facilities owned by Dow and less 50% of amounts purchased by any other steam customers of MCV) and is binding only for the initial 25-year term of the SEPA. During 1999, MCV sold an average of 552,057 pounds of steam and 61 MW of electricity per hour to Dow.

      Dow may increase its steam or electricity entitlement to 110% of the steam or electricity delivered in the previous 12-month period, plus any steam or electricity required by any addition to or modification of the Dow plant, provided that any increase above an annual average of 1,000,000 pounds of steam per hour or 75 MW of electricity requires MCV's consent. MCV, however, may be required, on an instantaneous basis, to deliver steam at a rate of up to 135% of the maximum annual average hourly quantity of steam or to deliver power at a rate up to 20 MW greater than the applicable annual average. In 1997, Dow increased its electric entitlement to 67.75 MW/hr beginning April 1, 1997; no such increase was requested during 1998 and 1999.

      In 1994, MCV and Dow amended the SEPA to provide that Dow would install a steam line to the Dow Corporate Center to deliver MCV-generated steam for heating and air conditioning purposes. In return, MCV agreed to a 30% price discount on steam used at the corporate center for a period of five years for up to 262.8 million pounds of steam per year (an average of 30,000 pounds per hour). In 1995, steam deliveries to the Dow Corporate Center began under this provision.

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

      In order to assure reliable steam for the Dow plant, Dow owns and maintains standby facilities , which are not part of the Facility (the "Standby Facilities"). The SEPA amendment also provided that Dow would retire certain of the Standby Facilities located on the MCV site and would progressively reduce the annual standby fees payable to Dow from $700,000 per year to a level of $350,000 per year in 1998 and thereafter. These fees are subject to adjustment each quarter based on changes in fuel costs, capital equipment costs and wage rates. In addition, the fee charged by Dow for each use of the Standby Facilities, necessitated by MCV's failure to deliver steam under the SEPA, was increased from $100,000 to $150,000.

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

      Steam Purchase Agreement

      In 1995, MCV entered into the SPA with DCC which provides that MCV construct, own and operate a steam line and appurtenant equipment to serve steam to DCC's Midland Plant. DCC has agreed to purchase steam from MCV for an initial term of fifteen years with automatic year-to-year renewals thereafter. MCV expects to supply steam at the rate of up to 180,000 pounds per hour with a minimum of 90,000 pounds per hour. The steam MCV provides DCC must meet operational and content specifications. The provision of steam to DCC is subject to Dow's first preference to the steam under the SEPA. MCV began supplying steam to DCC in July, 1996. The parties have certain termination rights after the declared in service date but may be subject to penalties or damages for such termination.

      Gas Supply Arrangements

      MCV has a portfolio of long term natural gas purchase contracts (contracts that provide for gas purchases for a term of greater than one year), having remaining terms of 3 months to 11 years, with U.S. and Canadian suppliers for a maximum supply of natural gas as of January 1, 2000 of 237,462 MMBtu/day. No single gas contract currently accounts for more than 11% of MCV's portfolio, and no single supplier accounts for more than 18% of MCV's portfolio. Gas contracts with U.S. suppliers provide for the purchase of 156,500 MMBtu/day as of January 1, 2000, while gas contracts with Canadian suppliers provide for the purchase of 80,962 MMBtu/day. In addition to purchasing natural gas under long term contracts, MCV also purchases gas under short term ("spot") agreements for a term of less than one year. During 1999, MCV's plant needs were supplied 82% from long term gas contracts and 18% from spot gas contracts.

      Approximately 92% of MCV's long term gas contracts are based on fixed prices with escalation tied to various methods. The distribution of the escalation methods are: 32% - a fixed escalator; 22% - an escalator tied to the energy index based on Consumers' energy charges under the PPA and 38% - a combination of the fixed escalator and energy index escalator. Approximately 8% of MCV's long term gas contracts are tied to the price of the Henry Hub natural contract on the New York Mercantile Exchange for the month the gas is purchased.

      Current U.S. Long Term Gas Contracts. The U.S. long term gas contracts provide for either a corporate "warranty of deliverability" or a "dedication of reserves." Under a dedication of reserves, specific reserves are dedicated to fulfill the supplier's obligations and under a corporate warranty, reserves are not dedicated but generally MCV is indemnified for the cost of purchasing supplies elsewhere if the gas is not delivered as warranted.

      Most of the U.S. long term gas contracts contain "take-or-pay" provisions obligating MCV to purchase at least a specified percentage (generally 75%) of the minimum daily quantity ("MDQ") to which MCV is entitled under the contract, unless such failure is due to force majeure, failure of the gas to meet quality standards or, in some cases, failure of the supplier to deliver the quantity nominated by MCV. If, over the course of a contract year, MCV has a take deficiency, it must make a deficiency payment that is based, in most cases, on the product of the take deficiency and either all or some percentage of the contract price. In addition, under some of the U.S. long term gas contracts, the producer may terminate the contract if, for reasons other than force majeure, MCV fails to purchase a specified percentage of the MDQ (generally between 50 and 100%) within a specified period (generally 120 days). Most U.S. long term gas contracts allow a "make-up period" ranging from one to five years to make up the deficiency. One supplier currently has the right to reduce the MDQ under one of its contracts by 5,000 Mcf/day because MCV purchased gas quantities at less than 75% of the MDQ during the first five years of the contract.

      Most U.S. long term gas contracts provide that MCV has the right to terminate upon 20 days' written notice if the supplier, for any reason other than force majeure, fails to provide a specific percentage of the requested volumes of gas for a period of at least 120 consecutive days. MCV may terminate two other U.S. long term gas contracts upon 30 days' written notice if the producer, for any reason, including force majeure, fails to deliver 500 Mcf/day for a period of four consecutive months.

      Current Canadian Long Term Gas Contracts. All Canadian long term gas contracts warrant the delivery of quantities requested by MCV up to the MDQ, subject to force majeure, and in one case, a 2% tolerance is allowed. Subject to MCV's obligation to mitigate, Canadian suppliers have agreed to indemnify MCV for the Facility's replacement gas costs, excluding indirect or consequential damages or loss of profit, for any breach of this supply warranty. One producer may be relieved of its supply warranty under certain circumstances if its ratio of remaining reserves to annual production is less than ten.

      Prices under the Canadian long term gas contracts are based on reference prices indexed to Consumers' energy charges under the PPA, subject in some instances to floor prices below which the reference price cannot fall, and are denominated in U.S. dollars. All the Canadian long term gas contracts provide for deliveries at the international border near Emerson, Manitoba.

      In addition to an amount per MMBtu based on the quantity of gas actually delivered (the "Commodity Charge"), MCV pays each Canadian supplier a Demand Charge to cover the transportation demand charges incurred by the Canadian suppliers to have transportation capacity for the MDQ available to the U.S.-Canada border. To the extent that MCV takes less than 100% of the MDQ from its Canadian long term gas contracts, gas costs per unit taken by MCV increase because Demand Charges are being paid for the quantity of gas not being taken. Two contracts provide discounts to the Commodity Charge where monthly takes are in excess of 85% of MDQ.

      The Canadian long term gas contracts establish specific minimum annual takes (generally 75%). Generally, MCV is required to make deficiency payments to the Canadian suppliers equal to all or some percentage of the Commodity Charge multiplied by any deficiency. MCV has make-up rights in some circumstances under some of the Canadian long term gas contracts.

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

      Gas Transportation and Storage Arrangements

      The location of the Facility permits gas to be transported over a number of U.S. interstate pipelines. MCV has signed long-term transportation contracts with four of these pipelines: ANR Pipeline Company ("ANR"); CMS Panhandle Eastern Pipe Line Company ("Panhandle"); CMS Trunkline Gas Company ("Trunkline"); and Great Lakes Gas Transmission Company ("Great Lakes"). ANR and Great Lakes are affiliates of Coastal. CMS Energy, the parent company of Consumers, owns Panhandle and Trunkline. In addition, certain of the gas suppliers arrange with pipelines for the gathering and transportation of gas from their supply sources to the interconnection points with the major interstate pipelines with which MCV has contracts.

      MCV has also entered into long-term transportation arrangements with two connecting pipelines which link the Facility and its own pipeline to these interstate pipelines: Michigan Gas Storage Company (a subsidiary of Consumers) and Consumers. Michigan gas produced by suppliers is currently transported to Consumers' pipeline system by the supplier under contracts the suppliers have with Michigan Consolidated Gas Company ("MichCon"), a wholly-owned subsidiary of MCN Energy Group Inc., on the MichCon pipeline system in northern Michigan.

      The remaining terms of MCV's agreements with the U.S. transporters range from 2 to 25 years. The transportation rates of ANR, Panhandle, Trunkline, Great Lakes and Michigan Gas Storage Company are subject to FERC regulation.

      The suppliers under the Canadian long term gas contracts are themselves responsible for arranging transportation within Canada, and are responsible for paying the transportation rates charged by the Canadian transporters, which are then reimbursed by MCV. All suppliers have been allocated firm transportation capacity on the relevant pipelines. Great Lakes transports Canadian gas from the U.S.-Canada border to Michigan.

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

      Gas Turbine Service Agreement

      Under a service agreement between MCV and ABB Power (the "Service Agreement"), ABB Power sold MCV spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. The Service Agreement, as amended, commenced on January 1, 1990, and will expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009. ABB Power does not assure any level of performance by the GTGs in the Service Agreement but warrants all repairs made by it pursuant to the Service Agreement.

      Under this agreement MCV must pay a $392,885 (in 1999 dollars) per month inspection fee which is adjusted based upon various wage level indices, is payable on the basis of operating hours as they occur over the same period, and may be increased under certain events of force majeure or change of laws. In addition, MCV pays maintenance and repair fees equal to material and other direct costs, amounts payable to subcontractors, and ABB Power's out-of-pocket costs, plus 15% except in the case of fees relating to certain service engineers, supervisors and specialists where the maintenance fee shall be equal to the ABB Power rate. ABB Power warrants that all repairs performed and all spare parts supplied by it will be free of defects for one year from the date of completion or date of use, respectively.

      The Service Agreement terminates (i) if either ABB Power or MCV fails to perform the duties outlined under the Service Agreement, at the option of the other party; or (ii) at MCV's option, if MCV is unable to operate the Facility for 60 consecutive days due to force majeure. Upon cessation of the force majeure, the Service Agreement may be reinstated by either party upon 60 days' notice, together with payment by MCV of a $.4 million remobilization fee. Upon termination of the Service Agreement (except for nonperformance by ABB Power), MCV must pay a cancellation payment ($1.0 million in 2000 and $.5 million in any year thereafter, escalated in 1988 dollars).

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

      In addition to the January 1998 amendment to the term of the amended Service Agreement, MCV contracted to purchase from ABB Power 11NM GTG upgrade packages for eleven of the gas turbine generators for $41.6 million. The purchase of these upgrades was made after successfully testing one upgrade package at the Facility in 1997. All eleven upgrade packages have been installed in 1998 and 1999. The upgrade packages on all twelve gas turbines have added to available capacity and significantly improved the efficiency of the Facility. Maintenance and spare parts for the upgrade packages are covered by the amended Service Agreement.

      If the amended Service Agreement is terminated, MCV must pay a cancellation payment of $15.0 million, which is reduced to $5.0 million upon completion of the fourth major inspection or July 1, 2003, whichever comes last. As part of this amended Service Agreement, MCV has purchased a spare GTG rotor to facilitate maintenance activities and improve reliability.

      Steam Turbine Service Agreement

      MCV has entered into a nine year Steam Turbine Maintenance Agreement with GE effective January 1, 1995, which is designed to improve unit reliability, increase availability and minimize unanticipated maintenance costs. MCV is to make monthly payments over the life of the contract totaling $13.0 million (in 1995 dollars).

F.    Employees

      As of February 29, 2000, MCV had 132 employees, including 89 engineering, operating and maintenance personnel. Fifty-eight of MCV's employees are members of the Utility Workers Union of America, AFL-CIO Local 564 (the "Union"), and are subject to the terms of a collective bargaining agreement between MCV and the Union. MCV and the Union signed a new agreement effective March 1, 1999. It is a five year contract with a wage reopener in each of the last two years. MCV believes that its relationship with its employees is good.

G.    Regulation

      Introduction

      The Facility is not subject to most state and federal public utility laws and regulations. The following is a discussion of the principal regulatory proceedings and issues which could have an impact on the Facility.




      QF Certification

      In order to be a QF under PURPA and to maintain this status, not more than 50% of the "equity interest" in a facility may be owned by electric utilities or their affiliates. In addition, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input) of at least 45% (the "Efficiency Percentage"). However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the required Thermal and Efficiency Percentages. During 1999, the Facility achieved a Thermal Percentage of 18.0% and an Efficiency Percentage of 47.0%.

      The Facility's QF certification by FERC became effective when portions of the Facility were first synchronized to Consumers' system in June 1989. As a QF, the Facility is exempt from various provisions of the FPA and the 1935 Act and from certain state laws and regulations respecting rate, financial and organizational regulation of public utilities. On January 31 and March 1, 1990, FERC recertified the Facility as a QF in the context of an ownership structure in which MCV owns the Facility and in the context of a leveraged lease transaction in which the Facility is owned by owner trustees on behalf of institutional investors. In 1997, 1998 and January 2000, MCV filed Notices of Self-Recertification with the FERC to reflect changes in the configuration and equipment of the Facility, and changes in MCV Partnership ownership (which changes did not result in a change in the percentage of utility ownership). (See "MD&A -- Outlook -- Maintaining QF Status".)

      MPSC and Other Proceedings Relating to Capacity and Energy Charges

      Background. The PPA contains a "regulatory out" provision which permits Consumers, under certain conditions, to reduce the capacity and/or energy charges payable to MCV and/or to receive refunds of capacity and/or energy charges paid to MCV under the PPA if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA. Until September 15, 2007, however, the PPA further provides that Consumers may not reduce the average capacity charge below 3.77 cents per kWh notwithstanding the MPSC's failure to approve either the amount of capacity Consumers has agreed to purchase from MCV under the PPA or the capacity charge specified in the PPA for such purchase.

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

      MPSC and Other Proceedings. In September 1987, in order to obtain a 17-1/2 year rate protection provided under Michigan law, known as Act 81, MCV requested MPSC approval of the capacity rate provided for in the PPA. During the pendency of this matter, Consumers, MPSC staff and others negotiated a revised settlement proposal which was submitted to the MPSC for approval ("Revised Settlement Proposal").

      In a 1993 order, (the "Settlement Order") the MPSC approved with modifications the Revised Settlement Proposal. Generally, the Settlement Order approved cost recovery of 915 MW of MCV capacity subject to certain "availability caps" associated with on-peak and off-peak periods of time each day and recovery of energy payments based on coal proxy prices (the formula in the PPA). However, instead of capacity and fixed energy payments being based on "availability" as provided in the PPA, the Settlement Order provided for recovery of such payments on an energy "delivered" basis. The MPSC did not order that the PPA be modified to conform with the cost recovery approved in the Settlement Order. However, the MPSC found that since the capacity charges approved for recovery under the Revised Settlement Proposal would not be reflected in the PPA, approval for the purposes of Act 81 could not be extended to those capacity charges. The MPSC did indicate in its order, however, that its Settlement Order would be implemented for rate-making purposes in 1993 and subsequent years. Opponents to the Revised Settlement Proposal unsuccessfully filed appeals of the Settlement Order and the decision is now final.

      In connection with a dispute between MCV and Consumers regarding the payment of certain fixed energy charges which stemmed from the Revised Settlement Proposal, on December 10, 1993, Consumers made a written irrevocable offer of relief ("Offer of Relief") to MCV. The Offer of Relief was for the purpose of facilitating the sale of Senior Secured Lease Obligation Bonds, issued in connection with the financing of the Overall Lease Transaction (See "Overall Lease Transaction") and held by Consumers. Pursuant to the Offer of Relief, which was rendered final and irrevocable on December 28, 1993, Consumers committed to pay MCV the fixed energy charges on all energy delivered by MCV from the block of Contract Capacity above 915 MW. Consumers did not commit to pay MCV for fixed energy charges on energy delivered above the "caps" established in the Settlement Order up to 915 MW. The Offer of Relief represented a "floor" for the arbitration of this dispute below which payments to MCV of fixed energy charges in dispute could not fall. Consumers would schedule deliveries of this energy in accordance with the provisions of the PPA. This unilateral commitment, which became effective as of January 1, 1993, to pay fixed energy charges on delivered energy from the block of Contract Capacity above 915 MW will expire on September 15, 2007.

      On June 23, 1993, Consumers exercised its rights under the PPA to obtain a determination through arbitration proceedings of whether Consumers could exercise the "regulatory out" provision of the PPA in view of Consumers' acceptance of the Settlement Order. In a Final Order issued on February 16, 1995, the arbitrator ruled that Consumers may withhold the fixed energy charges for available but undelivered energy, as well as for energy delivered between the "caps" contained in the Settlement Order and 915 MW, subject to completion of appellate review in all regulatory and judicial proceedings with respect to the Settlement Order and then pending MPSC cases. Those regulatory and judicial proceedings are complete and no changes resulted which would effect the arbitrator's ruling.

      On September 8, 1995, Consumers and the MPSC staff asked the MPSC to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Settlement") entered into between the MPSC staff and Consumers. The 325 MW Settlement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved by the MPSC with recovery from Consumers retail customers to begin January 1, 1996. On November 14, 1996, the MPSC approved, with modifications, the 325 MW Settlement effective January 1, 1996 ("325 MW Settlement Order"). The modifications were related to issues not material to MCV. After appeals by various parties were unsuccessful, the Attorney General of Michigan filed a late appeal to the Michigan Supreme Court, which has not yet acted upon the appeal. MCV Management cannot predict the outcome of this proceeding.

      PPA - 1998 PSCR Rate Freeze. In January 1998, the MPSC suspended Consumers annual Power Supply Cost Recovery ("PSCR") plan and reconciliation cases (annual proceedings in which the MPSC, among other things, sets Consumer's recovery of MCV energy rates) and set a PSCR "rate freeze" effective January 1, 1998. This PSCR rate freeze is subject to a further adjustment which was approved in Consumers' 1997 PSCR reconciliation case. This case determined the level at which Consumers' PSCR rates will be frozen during the period 1998 through 2001. Beginning with the payment of the March 1998 invoice, Consumers, without MCV's consent, began paying MCV fixed energy payments based upon MCV's availability up to 915 MW and on deliveries above 915 MW. MCV took exception to Consumers payments at the lower level. However, under the MCV/Consumers Settlement Agreement, Consumers will pay MCV the fixed energy rates set forth in the PPA based on availability for the first 915 MW and on delivered energy above 915 MW and up to the 1,240 MW of contract capacity through September 15, 2007 (See "PPA - Settlement of PPA Issues.").

      PPA - Settlement of PPA Issues. In 1997, Consumers informed MCV of several other potential payment issues it would pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues related to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it did not believe that MCV could use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers had also indicated that they would take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs (collectively the "Disputed Issues"). MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all of the previously Disputed Issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC decisions which may affect those issues or payments. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

      Michigan Electric Industry Restructuring Proceedings

      On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan and issued orders on June 5, 1997, October 29, 1997, January 14, 1998 and February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandate that utilities "wheel" third-party power to the utilities' customers. An issue involved in this restructuring which could significantly impact MCV is stranded cost recovery. The Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs, which include capacity charges from QFs, including MCV, previously approved by the MPSC, incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's
      PPA) is limited to customers who chose an alternate power supplier and are only paid for the period 1998 through 2007 (MCV's PPA expires in 2025). Customers who chose to remain power supply customers of Consumers will continue to pay capacity charges as part of rates charged by Consumers, subject to MPSC rate regulation. The Restructuring Orders do not otherwise specifically address the recovery of PPA capacity charges after 2007.

      In the restructuring cases before the MPSC, MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA from all customers. MCV, as well as others, filed appeals in state and federal courts challenging the Restructuring Orders. In June 1999, the Michigan Supreme Court issued an opinion in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While the Michigan Supreme Court Order was not directed at the Restructuring Orders, the MPSC has effectively applied it to them by entering an order on August 17, 1999, making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. On September 1, 1999, Consumers filed a statement with the MPSC stating that it intends to voluntarily implement the Restructuring Orders.

      On July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent that they prohibit any utility from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. The order further provides that the MPSC's prior orders approving the avoided cost rates for MCV takes precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies or precludes Consumers' recovery of the avoided costs set for MCV, including but not limited to interpreting or enforcing the Restructuring Orders to preclude them from recovering all or any portion of the avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order and the Commission's August 17, 1999 order are being appealed. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

      Federal Electric Industry Restructuring

      FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity in some circumstances as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. Appeals of Order No. 888 and subsequent related orders are pending before the United States Court of Appeals for the D.C. Circuit. On December 20, 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. Order No. 2000 is intended to increase competition and remedy continuing problems with wholesale transmission access and reliability. Order No. 2000 does not directly impact MCV since MCV does not own transmission lines, but could indirectly impact MCV in selling electricity in the wholesale market. Order No. 2000 is subject to rehearing and appeal. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

      Other Regulatory Issues

      MCV has been granted a permanent exemption from the Power Plant and Industrial Fuel Use Act of 1978, as amended, relating to the use of natural gas as its primary energy source. This exemption permits MCV to consume gas without restriction as to hours of operation or the capacity of the Facility to consume an alternate fuel.

      The Canadian long term gas contracts require permits from both Canadian and U.S. authorities. All of the suppliers have received approval from Canadian provincial authorities to lift and remove sufficient gas volumes to meet MCV contract requirements until November 1, 2004 and from the National Energy Board ("NEB") to export these volumes. An application by Husky Oil Operations Limited to provide 5,000 MMBtu/day of additional gas to MCV for the period November 1, 2004 through October 31, 2007 is presently under review by the NEB. The U.S. long term gas contracts are not subject to regulatory approvals.

      PPA - Sale and Assignment

      On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. The agreement calls for Consumers to sell PECO between 100 MW to 150 MW through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On April 30, 1999, the MPSC entered an order, which was subsequently amended and clarified, which conditionally permitted the transaction to go forward. Consumers has asked the MPSC for further clarification, but the MPSC has not yet ruled on Consumers' latest request. At this time, MCV Management cannot predict whether Consumers will accept the MPSC's orders. MCV does not expect the sale of Consumers' rights to capacity and associated energy under the PPA to materially affect its financial position or results of operations.

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

      Water Quality. On two instances in 1999, MCV exceeded the discharge limits of oil and grease from the oily waste treatment system. The system along with various plant sumps were cleaned and pumped out after each incident. The Michigan Department of Environmental Quality ("MDEQ") has taken no action to date on this issue. MCV's National Pollutant Discharge Elimination System permit was reissued in August 1999 for the period of October 1, 1999 to October 1, 2003.

      Air Quality. MCV's Renewable Operating Permit ("ROP") was issued June 4, 1999 with an expiration date of June 4, 2004. This permit details the applicable requirements which apply to all the emission unit/process groups at MCV and did not apply more stringent limits on the site than was already in the Permit to Install.

      In September 1998, the United States Environmental Protection Agency ("EPA") announced three rulemaking actions to address interstate and regional transport of ground level ozone, namely the NOXSIP Call Final Rule ("SIP Call Rule"), Proposed Federal Implementation Plan ("FIP Plan") and Section 126 Petitions. The SIP Call Rule requires 22 states (including Michigan) to submit state implementation plans ("SIPs") which address the regional transport of ground level ozone through reductions in nitrogen oxide ("NOX") emissions from combustion sources, including gas turbines. States were to submit plans to meet certain overall reduction percentages established in the SIP Call Rule by September 30, 1999, with emission reduction measures in place by May 1, 2003 and overall compliance by September 30, 2007. The FIP Plan includes the same NOX reduction requirements and time tables contained in the SIP Call Rule. The FIP Plan provides that it would be implemented in any state which fails to submit an approvable NOX SIP by September 30, 1999 or otherwise fails to require applicable NOX emission reduction requirements to be in place. The Section 126 Petitions deal with petitions filed by northeastern states under Clean Air Act, Section 126, against sources in "upwind" states in the Midwest, including Michigan. Public hearings were held and comments and appeals have been filed on all three of these rulemaking actions. In two separate decisions, in May 1999 the United States Court of Appeals for the D.C. Circuit Court remanded EPA's 8-hour standard, set forth in the SIP Call Rule, as being unconstitutional and stayed the submission dates required by the SIP Call Rule. EPA proposes reinstatement of previously assigned attainment designations/classifications and the 1-hour ozone standard. Midland is one of six counties that would become a nonattainment/unclassified area. That attainment designation may bring more rigorous permitting requirements if new generating equipment were added to the site. On January 18, 2000, the EPA issued its "Finding of Significant Contribution and Rulemaking on Section 126 Petitions for the Purposes of Reducing Interstate Ozone Transport" ("EPA Ozone Rulemaking"). In the EPA Ozone Rulemaking, the EPA made findings that a number of large electric generating units ("EGUs") named in the petitions emit in violation of the Clear Air Act prohibition against significantly contributing to nonattainment or maintenance problems in the petitioning States. The EPA Ozone Rulemaking also finalizes the Federal NOx Budget Trading Program as the control remedy for sources affected by the rule. The final rule is effective February 17, 2000 and requires compliance by May 1, 2003. MCV is identified in the EPA Ozone Rulemaking as a large EGU subject to NOx emissions averaging .15 lb/MMBtu during the ozone season (May through September). MCV believes it will be able to meet the standards in the EPA Ozone Rulemaking which is subject to rehearing and/or appeal. MCV Management cannot predict the outcome of these proceedings.

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

      Environmental Indemnity Agreements. CMS Energy has executed environmental indemnity agreements in favor of the Senior Bond Trustee, the Subordinated Bond Trustee, the Tax-Exempt Trustee (all as defined in "Overall Lease Transaction"), MCV and the holders, from time to time, of the Bonds. Pursuant to these indemnity agreements, CMS Energy has agreed to indemnify these parties and certain related parties against all expense, damage and liability incurred by them which is caused by certain classes of environmental matters to the extent these occurred at the Site before June 15, 1990 (with certain exceptions). These matters include (i) the presence of any environmentally hazardous materials at the Site, (ii) any environmentally hazardous activity at the Site and (iii) any event which is a violation of environmental laws affecting the Site (including amendments and supplements to such laws whenever enacted except, in the case of such enactments after June 15, 1990, to the extent they would require installation or modification of equipment). CMS Energy has entered into a similar environmental indemnity agreement for the benefit of the Owner Trustee (in its individual and trust capacities), the Owner Participants (as defined in "Overall Lease Transaction") and certain related parties. In the agreement in favor of MCV, payments by CMS Energy are subject to a deductible of $20,000 per occurrence and $240,000 in the aggregate. The agreement in favor of MCV terminates when all the Senior Bonds (as defined in "Overall Lease Transaction") have been paid in full and all the holders of the Bonds (as defined in "Overall Lease Transaction") have been paid all amounts owed under the general indemnity in the Participation Agreements, except that such indemnity shall not terminate with respect to certain rights arising prior to such final payment.

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

      Each purchase of an undivided interest in the Facility by an Owner Trustee and the lease of such undivided interest back to MCV constitutes a separate transaction (each, a "Lease Transaction"). The undivided interests are in varying "undivided interest percentages" ranging from approximately 4.4% to 75.5%. Each Lease Transaction was effected through separate, but substantially identical, documents relating to a particular undivided interest, including a Trust Agreement pursuant to which the Owner Participant established the Owner Trust with the Owner Trustee and authorized the Owner Trustee to hold title to its undivided interest on its behalf and lease the same to MCV (each a "Trust Agreement"), a Participation Agreement pursuant to which MCV, the Owner Participant, the Owner Trustee and the various other parties to such Lease Transaction agreed to the terms and conditions thereof (each, a "Participation Agreement"), a

      Lease Agreement pursuant to which the Owner Trustee leases the undivided interest to MCV (each, a "Lease") and two separate Trust Indentures pursuant to which the Owner Trustee issued Senior Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Senior Note Indenture") and Subordinated Notes (as defined in this
      Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Subordinated Note Indenture" and, together with the Senior Note Indentures, the "Note Indentures"). The United States Trust Company and First Union National Bank are note trustees under the Senior Note Indenture and the Subordinated Note Indenture, respectively (the "Note Trustees"). There is, however, a single Collateral Agency and Intercreditor Agreement (the "Intercreditor Agreement"), executed by the Owner Trustees, MCV, the Note Trustees, the Working Capital Lender (as defined below) and US Bank Trust as collateral Agent (the "Collateral Agent"), which provides for the creation and maintenance of certain reserves, the deposit of all revenues generated by the Facility, the payment of operating expenses, and the distribution of remaining revenues according to the priorities set forth therein to or for the account of the Working Capital Lender, the Note Trustees, the Owner Trustees, MCV and the affiliates of certain Partners. MCV has arranged for a $50 million working capital line (the "Working Capital Facility") with Bank of Montreal (the "Working Capital Lender") which expires August 31, 2001. As security for its obligation to repay advances made under the Working Capital Facility, MCV has granted to the Working Capital Lender a first priority security interest in certain receivables earned by MCV through the sale of electricity, electric generating capacity, natural gas, or steam to third parties, including Dow, Consumers and DCC (the "Earned Receivables") and in MCV's natural gas inventory (the "Natural Gas Inventory"). Payments due under the Working Capital Facility are direct obligations of MCV and will in general have a priority in payment over payments under the Leases (and thus on the Notes, as defined in this Section "Overall Lease Transaction -- The Lease Funding," and the Bonds).

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

      The Lease obligation is recorded as long-term debt, at the present value of future minimum Lease payments. There was no change to property, plant and equipment, on the Consolidated Balance Sheet, as the transaction was accounted for as a financing arrangement for financial reporting purposes. Certain Lease transaction expenses of MCV are recorded as deferred financing costs and amortized using the interest method over the term of the Lease. On an ongoing basis, the monthly accrual for the semi-annual Lease payments are divided between interest and principal components using the effective interest method.

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

      Security and Sources of Payment

      The sole sources of payment for the Senior Bonds and Subordinated Bonds are certain pledged Senior Notes and pledged Subordinated Notes, respectively, issued by each of the five Owner Trustees and pledged under the Senior Bond Indenture and Subordinated Bond Indenture, respectively. The pledged Senior Notes and pledged Subordinated Notes of each Owner Trustee are nonrecourse obligations of such Owner Trustee payable solely from the rental payments made by MCV under its related Lease and the other security therefor. The Senior Notes are secured by a senior security interest in such Owner Trustee's undivided interest in the Facility and certain of its rights under and to the related Lease, including rents and the Lease collateral, including (subject to the rights of the Working Capital Lender) the revenues and other payments received thereunder. The Pledged Subordinated Notes are secured on a pari passu basis with the Subordinated Notes pledged to secure the Tax-Exempt Bonds, by a junior lien on and security interest in such collateral. Such lien, security interest and assignment are subordinated to the senior lien, security interest and assignment securing the Senior Notes issued by such Owner Trustee (and pledged to secure the Senior Bonds).

      Additional Senior Notes may be issued (i) to refinance the Senior Notes, in whole but not in part, and (ii) to pay certain costs of modifying the Facility. Additional Subordinated Notes may be issued (i) to refinance any series of Subordinated Notes, and (ii) to pay certain costs of modifying the Facility. Any additional Senior and Subordinated Notes will rank pari passu with all Senior and Subordinated Notes, respectively, then outstanding. The aggregate principal amount of Senior and Subordinated Bonds that may be issued is unlimited, provided that at no time may the aggregate principal amount of Senior and Subordinated Bonds exceed the aggregate principal amount of Senior and Subordinated Notes, respectively, then outstanding. The future issuance of additional Senior and Subordinated Bonds (other than for refinancing purposes) would create additional claims against the security for the Note Indentures and the amounts available to repay amounts in respect of the Bonds currently outstanding in the event of foreclosure.

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

      Pursuant to the Intercreditor Agreement, a reserve account has been created for the benefit of the holders of the Notes, which had been initially funded with $90 million in cash (the "Reserve Account"). The Intercreditor Agreement sets forth circumstances under which amounts in the Reserve Account will be adjusted to equal the greater (for so long as the Senior Bonds are outstanding) or the lesser (after the Senior Bonds have been paid in full) of $137 million or the debt portion of basic rent under the Leases payable on the next succeeding basic rent payment date, and limited circumstances under which no more than $10 million contained therein may be withdrawn therefrom to provide working capital. As of December 31, 1999, MCV had funds of $138.5 million in the Reserve Account. Excess funds in the Reserve Account are periodically transferred to MCV.

Item 2.    PROPERTIES

MCV leases the Facility from the Owner Trustees pursuant to the Leases. For a description of the Facility, see "The Facility." For a description of the financing arrangements in connection with the lease of the Facility to MCV, including a description of the liens on the Facility, see "Overall Lease Transaction."

The Facility is located on the Site, previously the location of Consumers' abandoned Midland Nuclear Generating Plant in Midland County, Michigan. The Site contains approximately 1,200 acres, including an 880-acre cooling pond. By a lease dated as of December 29, 1987, Consumers, as fee simple owner, leased the land on which the Facility is located to MCV, CMS Midland and MDC (the "Original Lease") which was amended and restated in its entirety in 1988. By five separate instruments, each dated as of June 1, 1990, Consumers and MCV created undivided interests in the amended Original Lease and amended and restated the lease to reflect the creation of such interests (the Original Lease as so amended and restated is referred to as the "Ground Lease"). In connection with the Overall Lease Transaction, MCV assigned to each Owner Trustee an undivided interest in the Ground Lease equal to such Owner Trustee's undivided interest percentage. Each Owner Trustee in turn subleased its undivided interest back to MCV pursuant to separate subleases of the Site.

In addition to leasing the Site, the Ground Lease assigns to MCV appurtenant easement rights for a gas pipeline in Midland and Isabella Counties, Michigan and easements in the City of Midland for a railroad spur track and a water pipeline. The Ground Lease terminates on December 31, 2035, with two renewal terms of five years each and with additional renewal terms of two years each. The annual rental under each of the Ground Leases is equal to the undivided interest percentage of $600,000 per annum through the two five-year renewal terms; thereafter, it is fair market rental. The Ground Leases are fully net leases.

Item 3.    LEGAL PROCEEDINGS

MCV has filed property tax appeals contesting MCV's property taxes for 1997, 1998 and 1999, which are pending before the Michigan Tax Tribunal. MCV has also filed a property tax appeal for 2000. MCV Management cannot predict the outcome of these proceedings.

Other than as discussed in "Regulation" there are no other pending legal proceedings to which MCV is a party and to which any of its property is subject, that are material in relation to the consolidated financial statements.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Not applicable.

Item 6.       SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data of MCV. The selected operating and financial position data as of December 31, 1999, 1998, 1997, 1996 and 1995 and for each of the five years ended December 31, 1999 have been derived from audited financial statements. This information should be read in conjunction with "MD&A" and the financial statements and notes thereto included elsewhere herein.

                                                                           Years Ended December 31,
                                                   -------------------------------------------------------------------------
                                                       1999           1998          1997           1996           1995
                                                   -------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
STATEMENT OF OPERATIONS DATA:
  Operating Revenues                                 $ 617,352      $ 627,054     $ 651,581       $ 645,168     $ 617,818
  Operating Income                                     215,884        222,461       216,499         227,883       232,347
  Cumulative Effect on Prior Years (to                      --             --        15,533              --            --
   December 31, 1996) of Change in Method of
   Accounting for Property Taxes (1)
  Net Income (Loss)                                     80,069         80,327        77,737          65,524        60,936

BALANCE SHEET DATA: (2)
  Total Assets                                       2,299,212      2,286,506     2,351,271       2,363,945     2,360,530
  Capitalization
    Partners' Equity                                   437,617        357,548       277,221         199,484       133,960
    Long-Term Debt, Excluding Current Maturities
                                                     1,584,865      1,723,960     1,788,291       1,929,241     2,007,815

(1)Effective January 1, 1997, MCV changed its method of accounting for property taxes so that such taxes are expensed monthly during the fiscal period of the taxing authority for which the taxes are levied. This change provides a better matching of property tax expense with both the payment for services and those services provided by the taxing authorities. Prior to January 1, 1997, the Partnership expensed property taxes monthly during the year following the assessment date (December 31). Also see MD&A "Cumulative Effect of Accounting Change" and Notes to Consolidated Financial Statements, Note 3, "Change in Method of Accounting for Property Taxes."
(2)Balance sheet data consists of the balances at December 31.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

Results of Operations

Overview

For the year ended December 31, 1999, MCV recorded net income of $80.1 million, a decrease of $.2 million as compared to 1998 net income of $80.3 million. The decrease was primarily due to lower contract payments from Dow, lower energy rates under the PPA with Consumers and the recording in 1998 of a non-recurring interest refund from Great Lakes. This decrease was partially offset by a Settlement Agreement between MCV and Consumers effective January 1, 1999, which resolved a number of disputed issues under the PPA between the parties. Also partially offsetting this decrease in earnings was lower interest expense on MCV's financing obligation, additional power sales outside of the PPA, and lower depreciation expense.

For the year ended December 31, 1998, MCV's recorded net income was $2.6 million higher than the 1997 net income of $77.7 million. The increase in 1998 earnings is primarily the result of lower interest expense on MCV's financing obligation, lower depreciation expense and higher available PPA capacity. This increase was partially offset by the 1997 change in method of accounting for property taxes (the cumulative effect on prior years of this change increased 1997 earnings by $15.5 million) and an increase in the average cost of gas.

Operating Revenues

The following represents significant operating revenue statistics for the years ended December 31 (dollars in thousands except average rates):

                                                               1999                  1998                   1997
                                                         ------------------    ------------------     -----------------

Operating Revenues                                              $  617,352            $  627,054            $  651,581

Capacity Revenue                                                $  407,429            $  407,518            $  405,488
   PPA Contract Capacity (MW)                                        1,240                 1,240                 1,240
   Billed PPA Availability (1)                                       98.5%                 99.4%                 98.9%

Electric Revenue                                                $  196,301            $  192,258            $  218,219
   PPA Delivery as Percentage of Contract Capacity                   78.2%                 79.3%                 91.2%
   PPA, SEPA and Other Electric Deliveries (MWh)                 9,205,083             9,194,474            10,455,717
   Average PPA Variable Energy Rate ($ / MWh)                   $    16.00            $    16.76            $    16.87
   Average PPA Fixed Energy Rate ($ / MWh)                      $     3.52            $     3.75            $     3.94

Steam Revenue                                                   $   13,622            $   12,008            $   12,604
   Steam Deliveries (Mlbs)                                       5,803,863             5,584,273             5,717,720

Other Revenue                                                   $       --            $   15,270            $   15,270



    (1) As part of the Settlement Agreement (See "Capacity and Energy Payments Under the PPA" and Notes to Consolidated Financial Statements, Note 8, "Contingencies, PPA - Settlement of PPA Issues"), effective January 1, 1999, MCV agreed with Consumers to cap PPA availability at 98.5% in each calendar year for so long as Consumers did not resell the capacity and energy under the PPA in the wholesale market.

For the year ended December 31, 1999, MCV's operating revenues decreased by $9.7 million from 1998. This decrease is due to the expiration of the installment payments under the SEPA with Dow, lower energy rates under the PPA and lower capacity revenues under the PPA resulting from the capping of the capacity payments under the Settlement Agreement. This decrease was partially offset by a one-time net $6.4 million increase in electric revenues as a result of the Settlement Agreement with Consumers and additional capacity and electric sales revenues outside of the PPA.

For the year ended December 31, 1998, MCV's operating revenues decreased $24.5 million from 1997. This decrease primarily resulted from lower electric deliveries under the PPA with Consumers, resulting from Consumers' change to economic dispatch of the facility (See "Outlook - Operating Outlook") and to lower variable and fixed energy rates. This decline in electric revenue was largely offset by a decline in fuel costs also associated with the decrease in dispatch. The decrease in energy related revenues was partially offset by higher capacity payments generated under the PPA.

Operating Expenses

For the year ended December 31, 1999, MCV's operating expenses were $401.5 million, which included $244.4 million of fuel costs. During this period, MCV purchased approximately 82.8 Bcf of natural gas for plant use, of which a net
2.5 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 82.3 Bcf, of which 1.9 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for 1999 was $2.50 per MMBtu. For the year 1998, MCV's operating expenses were $404.6 million, which included $244.7 million of fuel costs. During this period, MCV purchased approximately 87.5 Bcf of natural gas for plant use, of which a net 4.4 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 84.1 Bcf, of which 2.9 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for 1998 was $2.45 per MMBtu. Fuel costs for 1999 compared to 1998 decreased $.3 million. This decrease was primarily due to a lower electric dispatch by Consumers under the PPA, partially offset by a higher 1999 average cost of gas due to increases in the long term natural gas prices.

In 1999, operating expenses other than fuel costs decreased $2.8 million from 1998, primarily resulting from lower depreciation expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

For the year ended December 31, 1998, MCV's operating expenses decreased $30.5 million from the year 1997, which included a $21.7 million decrease in fuel costs. This decrease was primarily due to lower gas usage resulting from a lower electric dispatch by Consumers, and Dow's election to provide its own gas to generate part of its take of steam and electricity. This decrease was partially offset by a higher 1998 average cost of gas due to increases in long-term natural gas prices.

In 1998, operating expenses other than fuel costs decreased $8.8 million from 1997. This decrease was primarily due to lower depreciation expense, resulting from a revision to the useful lives of the gas turbines and certain related capital spares to more closely reflect the economic lives of these assets. Other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The decrease in interest and other income in the year 1999 compared to 1998 reflected the 1998 accrual for the interest income refund from Great Lakes. The decrease in interest expense in 1999 from 1998 is due to a lower principal balance on MCV's financing obligation.

The increase in interest and other income for the year 1998 compared to 1997 reflected an interest income refund from Great Lakes. The decrease in interest expense for the year 1998 compared to 1997 was due to a lower principal balance on MCV's financing obligation.

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

In addition, to manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of December 31, 1999 have original maturity dates of less than one year.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at December 31, 1999.

                                                               Expected Maturity Date
                          --------------------------------------------------------------------------------------------------
                             2000        2001        2002        2003        2004     Thereafter     Total      Fair Value
                             ----        ----        ----        ----        ----     ----------     -----      ----------
Debt:
Long-Term Debt
Fixed Rate                $288.6      $292.2      $309.2      $214.0      $247.9      $1,542.6     $2,894.5        N/A
    (in millions)
Avg. Interest Rate        8.7%        8.7%        8.7%        8.7%        8.7%        8.7%         8.7%

Interest Rate Swaps:
Variable to Fixed         $45.0                                                                                 Immaterial
    (in millions)
Avg. Pay Rate             6.67%
Avg. Receive Rate         6.32%

Floating to Floating                              $20.0                                                         Immaterial
    (in millions)
Avg. Pay Rate                                     6.93%
Avg. Receive Rate                                 6.67%

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

The following table provides information about MCV's futures contracts that are sensitive to changes in natural gas prices; these futures contracts have maturity dates ranging from one to seven months. The table presents the carrying amounts and fair values at December 31, 1999:

                                                        Expected Maturity in 2000        Fair Value
                                                        -------------------------        ----------
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy                           307                        --
Contract Volumes (10,000 MMBtu) Short/Sold                        (122)                       --
Weighted Average Price Long (per 10,000 MMBtu)                    $2.447                    $2.342
Weighted Average Price Short (per 10,000 MMBtu)                   $2.470                    $2.329
Contract Amount ($US in Millions)                                 $4.5                      $4.3

Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with ABB Power. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts which are entered into have maturity dates of less than one year. MCV did not have any such forward purchase contracts for Swiss Francs outstanding as of December 31, 1999.

Liquidity and Financial Resources

During the years ended December 31, 1999 and 1998, net cash generated by MCV's operations was $154.4 million and $162.9 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. No distributions to the Partners for federal tax obligations were made in the last three years; instead, funds totaling $10.3 million, $23.2 million and $13.2 million were retained by MCV as working capital in 1999, 1998 and 1997, respectively, since the Reserve Account was funded to the maximum amount of $137 million in 1994, per the Intercreditor Agreement. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next fifteen years. During 1999, 1998 and 1997, MCV paid the basic rent requirements of $221.7 million, $309.0 million and $254.6 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At December 31, 1999, the borrowing base was $46.4 million. The Working Capital Facility term currently extends to August 31, 2001. MCV did not utilize the Working Capital Facility during 1999, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of December 31, 1999, there was $312.0 million (which includes $63.4 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

Inflation

MCV does not expect inflation to have a significant effect on future results of operations in the near term. The majority of MCV's gas purchases are based on contracts with a fixed price in a base year which is subject to adjustment under various methods -- a fixed price, a fixed price with an escalator, an index based on Consumers' energy charges under the PPA, or a combination thereof -- which permits the seller to increase the price by the greater of the fixed escalator or the energy charge index. Management believes these provisions provide a measure of relief from inflation risks. Under the terms of MCV's financing obligations under the Overall Lease Transaction, all of the outstanding long-term borrowings are at fixed rates.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include the final outcome of the MPSC Restructuring Orders and challenges thereto, governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of MCV is also influenced by other factors such as pricing and transportation of commodities and environmental legislation/regulation, among other important factors. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA and maintenance of the Facility's QF status.

Operating Outlook. In 1999, approximately 70% of PPA revenues were capacity payments which are billed on availability, subject to an annual availability cap of 98.5% pursuant to the Settlement Agreement, which was effective January 1, 1999. Actual PPA availability was 99.7% in 1999, 99.4% in 1998 and 98.9% in 1997. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources, instead of at the higher dispatch levels experienced in 1997 and earlier years. Although MCV has experienced a decline in both electric operating revenues and operating costs as a result of this change in dispatch; this change has not resulted in a material adverse affect on MCV's financial position.

Natural Gas. The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. While MCV continues to pursue the acquisition of a portion of its fuel supply beyond the year 2005, MCV recognizes that its existing long term gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of its existing fixed price gas contracts or for gas that may be required by the Facility in excess of the gas that MCV has under contract.

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through December 1999, the energy charge (fixed and variable) paid to MCV has declined by 16.5% per kWh, while the average variable cost of delivered fuel for the period 1990 - 1999, has risen by 13.8% per MMBtu. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel (contract prices generally escalate at a fixed price, a fixed price with an escalator, an index based on Consumers' energy charges under the PPA, or a combination thereof).

Capacity and Energy Payments Under the PPA. The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the "regulatory-out" provision). Until September 15, 2007, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the "regulatory-out" provision. Consumers and MCV are required to support and defend the terms of the PPA.

MCV and Consumers entered into a Settlement Agreement, effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all of the previously Disputed Issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC decisions which may affect those issues or payments. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

PPA - Sale and Assignment. On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. The agreement calls for Consumers to sell PECO between 100 MW to 150 MW through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On April 30, 1999, the MPSC entered an order, which was subsequently amended and clarified, which conditionally permitted the transaction to go forward. Consumers has asked the MPSC for further clarification, but the MPSC has not yet ruled on Consumers' latest request. At this time, MCV Management cannot predict whether Consumers will accept the MPSC's orders. MCV does not expect the sale of Consumers' rights to capacity and associated energy under the PPA to materially affect its financial position or results of operations.

Michigan Electric Industry Restructuring Proceedings. On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan and issued orders on June 5, 1997, October 29, 1997, January 14, 1998 and February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders are not entirely clear, they provide for a transition to a competitive regime whereby electric retail customers will be able to chose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandate that utilities "wheel" third-party power to the utilities' customers. An issue involved in this restructuring which could significantly impact MCV is stranded cost recovery. The Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs, which include capacity charges from QFs, including MCV, previously approved by the MPSC, incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) is limited to customers who chose an alternative power supplier and are only paid for the period 1998 through 2007 (MCV's PPA expires in 2025). Customers who chose to remain power supply customers of Consumers will continue to pay capacity charges as part of rates charged by Consumers, subject to MPSC rate regulation. The Restructuring Orders do not otherwise specifically address the recovery of PPA capacity charges after 2007.

In the restructuring cases before the MPSC, MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA from all customers. MCV, as well as others, filed appeals in state and federal courts challenging the Restructuring Orders. In June 1999, the Michigan Supreme Court issued an opinion in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While the Michigan Supreme Court Order was not directed at the Restructuring Orders, the MPSC has effectively applied it to them by entering an order on August 17, 1999, making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. On September 1, 1999, Consumers filed a statement with the MPSC stating that it intends to voluntarily implement the Restructuring Orders.

On July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent that they prohibit any utility from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. The order further provides that the MPSC's prior orders approving the avoided cost rates for MCV takes precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies or precludes Consumers' recovery of the avoided costs set for MCV, including but not limited to interpreting or enforcing the Restructuring Orders to preclude them from recovering all or any portion of the avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order and the Commission's August 17, 1999 order are being appealed. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity in some circumstances as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. Appeals of Order No. 888 and subsequent related orders are pending before the United States Court of Appeals for the D.C. Circuit. On December 20, 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. Order No. 2000 is intended to increase competition and remedy continuing problems with wholesale transmission access and reliability. Order No. 2000 does not directly impact MCV since MCV does not own transmission lines, but could indirectly impact MCV in selling electricity in the wholesale market. Order No. 2000 is subject to rehearing and appeal. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

Maintaining QF Status. In the case of a topping-cycle generating plant such as the Facility, to maintain QF Status the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. The tests are applied on a calendar year basis. The Facility has achieved the applicable Efficiency Percentage of 42.5% in each year since commercial operation, and in the years 1995 through 1999 the Facility achieved an Efficiency Percentage in excess of 45%.

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1999, MCV achieved an Efficiency Percentage of 47.0% and a Thermal Percentage of 18.0%.

The loss of QF status could, among other things, cause the Facility to lose its right under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements, including the FPA (under which FERC has authority to establish rates for electricity, which may be different than existing contractual rates). If the Facility were to lose its QF status, the Partners of MCV, the Owner Participants, the Owner Trustee and their respective parent companies could become subject to regulation under the 1935 Act (under which, among other things, the Securities and Exchange Commission has authority to order divestiture of assets under certain circumstances). The loss of QF status would not, however, entitle Consumers to terminate the PPA. Under the PPA, Consumers is obligated to continue purchasing power from MCV at FERC-approved rates (provided that the FERC-approved rates do not exceed the existing contractual rates) and MCV, not Consumers, is entitled to terminate the PPA (which MCV has covenanted not to do under the Participation Agreements). There can be no assurance that FERC-approved rates would be the same as the rates currently in effect under the PPA. If the FERC-approved rates are materially less than the rates under the PPA, MCV may not have sufficient revenue to make rent payments under the Overall Lease Transaction. The loss of QF status would constitute an Event of Default under the Lease (and a corresponding Event of Default under the Indenture) unless, among other requirements, FERC approves (or accepts for filing) rates under the PPA or other contracts of MCV for the sale of electricity sufficient to meet certain target coverage ratios (as defined in the Overall Lease Transaction).

Year 2000
MCV utilizes information technologies and non-information technologies (collectively "Systems") in the Facility, some of which could have been affected by the year 2000 ("Y2K") date change. As a result of MCV's efforts over the past two years, the GTGs, steam turbine and back pressure steam turbine and all critical plant and business systems operated effectively (no Y2K problems) during the transition period on January 1, 2000. MCV expensed approximately $300,000 to make its computer systems Y2K compliant, with additional minor expenditures for new software capitalized and to be amortized over the software's useful life.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL REPORTING MATTERS

None.

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information with respect to those individuals who serve as executive officers of MCV as well as those individuals who serve as members of its Management Committee, with their ages in parenthesis. The executive officers of MCV are each appointed by the Management Committee and serve until his or her successor is duly chosen or until his or her death, ineligibility to serve, resignation or removal by the Management Committee. Members of the Management Committee are each appointed by a General Partner and serve until his or her successor is appointed by the appropriate General Partner. Members of the Management Committee receive no compensation from MCV for serving on the Management Committee. For a discussion of the relationships between members of the Management Committee, Executive Officers and the Partners, the ownership interests of each of the general and limited partners of MCV, and the voting percentages of each of the members of the Management Committee, see "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

Management Committee
--------------------

William T. McCormick, Jr.                (55)      Management Committee Chairman

David A. Arledge                         (55)      Management Committee Member

Joseph L. Roberts, Jr.                   (45)      Management Committee Member

Executive Officers
------------------
James M. Kevra                           (51)      President and Chief Executive Officer

Bruce C. Grant                           (53)      Vice President of Human Resources, Communications
                                                   and Public Affairs

James A. Mooney                          (60)      Vice President of Engineering, Operations and
                                                   Construction

Gary B. Pasek                            (44)      Vice President, General Counsel and Secretary

James M. Rajewski                        (52)      Vice President and Controller

Stephen A. Shulman                       (43)      Chief Financial Officer and Treasurer

LeRoy W. Smith                           (58)      Vice President of Energy Supply and Marketing


William T. McCormick, Jr. has served as Chairman of the Management Committee of MCV since its creation in January, 1987. Mr. McCormick has served as Chairman of the Board, Chief Executive Officer and Director of CMS Energy (diversified energy holding company) since it was incorporated in February 1987 and as Chairman of Consumers since November 1985.

David A. Arledge has served as a member of the Management Committee since July 1988. Mr. Arledge is Chairman, President and Chief Executive Officer of The Coastal Corporation, a diversified energy holding company. Prior to becoming Chief Executive Officer in October 1995, Mr. Arledge was Chief Operating Officer of The Coastal Corporation from March, 1994. He is also a Director of Coastal and of Coastal Midland, Inc., a subsidiary of Coastal and has held these positions since February 1988 and April 1989, respectively. He has also held various other executive positions in Coastal and numerous subsidiaries of Coastal during the last five years.

Joseph L. Roberts, Jr. served as a member of the Management Committee from May 1997 to January 5, 2000. Mr. Roberts is President and Chief Executive Officer of MCNIC Power Company since July 1998 and a member of the Board of Directors of MCN Investment Corporation since August 1997. His term on the Management Committee ended with the transfer of MCNIC's MCV partnership interests to affiliates of Coastal.

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

Bruce C. Grant has served as Vice President of Human Resources, Communications and Public Affairs of MCV since February 1998. From May 1988 to February 1998 he served as the Director of Human Resources and Communications of MCV.

James A. Mooney has served as Vice President of Engineering, Operations and Construction of MCV since October 1987.

Gary B. Pasek has served as General Counsel and Secretary of MCV since May 1995 and was elected Vice President in February 1998. From 1991 until joining MCV, Mr. Pasek was Assistant General Counsel and Assistant Secretary of the Illinois Power Company ("IP") (an investor owned electric and gas utility) as well as General Counsel and Secretary of Illinova Generating Company ("IGC") (an independent power generation company); both IP and IGC were affiliates of Illinova Corporation, which was acquired by Dynegy Inc.

James M. Rajewski has served as Vice President and Controller of MCV since January 1988.

Stephen A. Shulman has served as Chief Financial Officer and Treasurer of MCV since February 1999. From February 1994 to January 1999, he served as Vice President of Finance and Treasurer of MCV.

LeRoy W. Smith has served as Vice President of Energy Supply and Marketing of MCV since October 1998. From July 1988 to September 1998, he served as Vice President of Gas Supply of MCV.

Item 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth certain compensation data with respect to the chief executive officer and four other most highly compensated executive officers of MCV for each of the three years ended December 31, 1999, 1998 and 1997.

                                               Summary Compensation Table
                                               --------------------------

                                                                              Annual Compensation
                                                      ---------------------------------------------------------------------
          Name and                                                                                        All Other
     Principal Position                Year           Salary ($)             Bonus ($)(a)              Compensation($)
------------------------------        -------         ------------        --------------------      ----------------------

James M. Kevra                         1999             241,965                 178,360                     48,942(b)
President and                          1998             226,008                 225,000                     46,519
Chief Executive Officer                1997             221,750                 127,302                     45,942


James A. Mooney                        1999             183,592                  94,352                     39,312(c)
Vice President of                      1998             176,900                 122,559                     38,279
Engineering, Operations                1997             169,139                  63,639                     37,126
and Construction


Gary B. Pasek                          1999             158,683                  80,148                     23,776(d)
Vice President                         1998             152,169                 106,287                     22,794
General Counsel & Secretary            1997             142,380                  51,195                     21,329


LeRoy W. Smith                         1999             158,105                  76,805                     26,210(e)
Vice President of Energy               1998             152,335                 103,173                     25,321
Supply and Marketing                   1997             145,505                  59,813                     24,306


Stephen A. Shulman                     1999             142,673                  70,630                     21,378(f)
Chief Financial Officer                1998             137,100                  95,116                     20,538
and Treasurer                          1997             129,932                  46,303                     19,465

------------------------------

(a)  Represents bonuses accrued under the Senior Management Incentive Plan.

(b) Includes company contributions of $8,000 to the 401(k) Savings Plan, $12,000 to the Defined Contribution Retirement Plan and $28,942 to the Supplemental Retirement Plan.

(c) Includes company contributions of $8,000 to the 401(k) Savings Plan, $12,000 to the Defined Contribution Retirement Plan and $19,312 to the Supplemental Retirement Plan.

(d) Includes company contributions of $7,925 to the 401(k) Savings Plan, $12,075 to the Defined Contribution Retirement Plan and $3,776 to the Supplemental Retirement Plan.

(e) Includes company contributions of $7,867 to the 401(k) Savings Plan, $12,133 to the Defined Contribution Retirement Plan and $6,210 to the Supplemental Retirement Plan.

(f) Includes company contributions of $7,126 to the 401(k) Savings Plan, $12,874 to the Defined Contribution Retirement Plan and $1,378 to the Supplemental Retirement Plan.

                       1999 Long-Term Incentive Plan Table
                       -----------------------------------


                                     Performance or Other Periods          Estimated Future Payout Under
            Name                    Until Maturation or Payout (a)           Non-Stock Price Based Plan
------------------------------     ---------------------------------     -----------------------------------
                                                                                    Maximum ($)
                                                                                    -----------
James M. Kevra                                2-4 years                                75,000
James A. Mooney                               2-4 years                                57,000
Gary B. Pasek                                 2-4 years                                50,000
LeRoy W. Smith                                2-4 years                                49,000
Stephen A. Shulman                            2-4 years                                45,000

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

Mr. Arledge is a member of the Compensation Committee of MCV as well as Chairman, President and Chief Executive Officer and a Director of Coastal and a Director of Coastal Midland, Inc. Coastal Midland, Inc. and affiliates of Coastal have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1999, Coastal affiliates engaged in transactions with MCV which included the sale of natural gas, sale of natural gas transportation, various natural gas marketing services and the purchase of electricity that amounted in aggregate to approximately $31.4 million. A similar level of transactions is expected to occur in 2000. In addition, as of December 31, 1999, Coastal had an outstanding cash withdrawal from the Partnership in the amount of $21.0 million (including accrued interest) in exchange for a letter of credit, pursuant to the Participation Agreement.

Mr. McCormick is Chairman of the Compensation Committee of MCV as well as Chairman of the Board and Director of CMS Energy and Consumers. CMS Energy and its affiliates have the following direct and indirect interests in MCV and the
Facility: CMS Midland Holdings Company has an ownership interest in one of the Owner Trusts, representing indirectly a 35% equity interest in the Facility; CMS Midland has a 49% general partnership interest in MCV; and Consumers has contractual obligations under the PPA to purchase electric capacity and related energy from MCV, has contractual obligations under various backup agreements among MCV, Consumers and Dow to assure a continuous supply of steam and electricity to Dow in the event the SEPA is terminated, has contractual obligations to enter into transmission service agreements with other utilities for MCV's benefit, and has leased undivided interests in the Site to the Owner Trustees (as MCV's assignees) pursuant to the

Ground Lease. In 1999, Consumers purchased electric capacity and related energy from the Facility that aggregated approximately $585.8 million. In addition, CMS Energy affiliates have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1999, CMS Energy affiliates engaged in transactions with MCV which included the sale of natural gas, the sale of natural gas transportation, the sale of natural gas storage and the purchase of natural gas that amounted in aggregate to approximately $36.3 million. A similar level of transactions is expected to occur in 2000.

Mr. Roberts was a member of the Compensation Committee of MCV until January 5, 2000, as well as President and Chief Executive Officer of MCNIC Power Company and a member of the Board of Directors of MCN Investment Corporation. Affiliates of MCN have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 1999, MCN affiliates engaged in transactions with MCV which included the sale of natural gas and the purchase of natural gas that amounted in aggregate to approximately $18.4 million. In addition, as of December 31, 1999, MCN had an outstanding cash withdrawal from the Partnership in the amount of $23.9 million (including accrued interest) in exchange for a letter of credit, pursuant to the Partnership Agreement, which was repaid to MCV on January 4, 2000, due to the sale of MCN's partnership interests.

For further detailed discussions of MCV's contracts and leases with Partners, see "Contracts", "Properties" and "Financial Statements and Supplementary Data -- Note 10 to the Consolidated Financial Statements."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is given with respect to the Partners of MCV, its Management Committee members and all Management Committee members and officers as a group.

Security Ownership of Certain Beneficial Owners


                                                                                Amount and Nature of Beneficial Ownership
                                                                             -------------------------------------------------
                                                                              Approximate Percent       Approximate Percent
 Name and Address of Beneficial Owner              Title of Class            of Voting Rights (a)          of Partnership
                                                                                                              Interest
----------------------------------------    -----------------------------    ----------------------    -----------------------

CMS Midland, Inc.                           General Partnership Interest             49.0%                     49.0%
212 West Michigan Avenue
Jackson, MI 49201

Source Midland Limited Partnership          General Partnership Interest             24.2%                     18.1%
Coastal Tower
Nine Greenway Plaza
Houston, TX  77046

Coastal Midland, Inc.                       General Partnership Interest             14.6%                     10.9%
Coastal Tower
Nine Greenway Plaza
Houston, TX 77046

MEI Limited Partnership (b)                 General Partnership Interest             12.2%                      9.1%
Coastal Tower                               Limited Partnership Interest              --                        0.9%
Nine Greenway Plaza
Houston, TX  77046

The Dow Chemical Company                    Limited Partnership Interest              --                        7.5%
2030 Dow Center
Midland, MI 48674

Micogen Limited Partnership                 Limited Partnership Interest              --                        4.5%
Coastal Tower
Nine Greenway Plaza
Houston, TX 77046

Alanna Corporation                          Limited Partnership Interest              --                      0.00001%
c/o MCV Limited Partnership
100 Progress Place
Midland, MI 48640

                                                                             ----------------------    -----------------------
                                                                                    100.0%                     100.0%


(a) Each partner has sole voting and investment power with respect to its general partnership interest. Limited partners have no voting rights, except to certain specified acts of the Management Committee. MCV is a limited partnership wholly owned by its Partners. Beneficial interests in the partnership are not available to any persons other than the Partners. Accordingly, none of the members of the Management Committee and none of the executive officers of MCV have any beneficial ownership in MCV.

(b) MCN, the previous parent company of SMLP and a previous 50% partner of MEI through SMLP, both partners of MCV, announced on October 5, 1999 that it had signed a definitive merger agreement with DTE Energy Company. Since the pending merger would cause SMLP and MEI to become electric utilities under PURPA, MCN announced that it would sell its interest in the MCV partnerships in order to keep the electric utility ownership in MCV in compliance with PURPA QF ownership requirements. On January 5, 2000,

       MCN sold all of its partnership interest in SMLP and MEI to wholly-owned subsidiaries of Coastal. As a result of this sale, Coastal, through its subsidiaries, has acquired all of the equity and voting interests of SMLP and MEI in MCV. After this transaction, MCV continues to meet ownership requirements of PURPA.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      1.   Financial statements.

           The following consolidated financial statements are as of December 31, 1999 and 1998 or for each of the three years ended December 31, 1999, 1998 and 1997.

                                                                          Page
           Index to Consolidated Financial Statements
            and Supplemental Schedules                                     F-1
           Report of Independent Public Accountants                        F-2
           Consolidated Balance Sheets                                     F-3
           Consolidated Statements of Operations                           F-4
           Consolidated Statements of Partners' Equity                     F-5
           Consolidated Statements of Cash Flows                           F-6
           Notes to Consolidated Financial Statements                      F-7

      2. All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

      3. The Exhibits that are filed or incorporated by reference as part of this report are listed in the Exhibit Index filed herewith.

(b)   Reports on Form 8-K.

      Current report dated January 5, 2000, covering matters reported pursuant to "Item 5, Other Events."

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  Page Reference
                                                                                                  in Annual Report
                                                                                                  on Form 10-K
                                                                                                  ----------------
Report of Independent Public Accountants                                                                F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                                            F-3

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997              F-4

Consolidated Statements of Partners' Equity for the Years Ended December 31, 1999, 1998 and 1997        F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997              F-6

Notes to Consolidated Financial Statements                                                              F-7


                               ARTHUR ANDERSEN LLP






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners and the Management Committee of the Midland Cogeneration Venture Limited Partnership:


We have audited the accompanying consolidated balance sheets of the MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP (a Michigan limited partnership) and subsidiaries (MCV) as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of MCV's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Midland Cogeneration Venture Limited Partnership and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the financial statements, effective January 1, 1997, MCV changed its method of accounting for property taxes.


                                                   Arthur Andersen LLP


     Detroit, Michigan,
     January 19, 2000


                                          MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                                           CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
                                                           (In Thousands)

ASSETS                                                                                      1999                 1998
------                                                                                  --------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                                       $ 236,205            $ 193,116
  Restricted cash and cash equivalents (Notes 2 and 4)                                         5,680                8,913
  Accounts and notes receivable (Notes 6 and 10)                                             118,768              104,315
  Gas inventory (Notes 2 and 6)                                                               13,478               15,144
  Unamortized property taxes (Note 3)                                                         16,809               15,742
  Prepaid expenses and other                                                                   5,968                4,031
                                                                                        --------------       -------------

    Total current assets                                                                     396,908              341,261
                                                                                        --------------       -------------

PROPERTY, PLANT AND EQUIPMENT (Notes 2 and 6):
  Property, plant and equipment                                                            2,421,677            2,392,829
  Pipeline                                                                                    21,222               21,222
                                                                                        --------------       -------------

    Total property, plant and equipment                                                    2,442,899            2,414,051

  Accumulated depreciation                                                                  (711,019)            (640,659)
                                                                                        --------------       -------------

    Net property, plant and equipment                                                      1,731,880            1,773,392
                                                                                        --------------       -------------

OTHER ASSETS:
  Restricted investment securities held-to-maturity (Notes 2 and 4)                          139,803              143,444
  Deferred financing costs, net of accumulated amortization of $11,425 and $10,416,
    respectively (Notes 2 and 6)                                                               7,152                8,161
  Prepaid gas costs, materials and supplies (Note 2)                                          23,469               20,248
                                                                                        --------------       -------------

    Total other assets                                                                       170,424              171,853
                                                                                        --------------       -------------
TOTAL ASSETS                                                                             $ 2,299,212          $ 2,286,506
                                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities (Notes 5 and 10)                                 $ 59,970             $ 60,718
  Interest payable (Note 6)                                                                   76,119               78,959
  Current portion of long-term debt (Note 6)                                                 139,095               64,331
                                                                                        --------------       -------------

    Total current liabilities                                                                275,184              204,008
                                                                                        --------------       -------------

NON-CURRENT LIABILITIES:
  Long-term debt (Note 6)                                                                  1,584,865            1,723,960
  Other                                                                                        1,546                  990
                                                                                        --------------       -------------

    Total non-current liabilities                                                          1,586,411            1,724,950
                                                                                        --------------       -------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 6, 7 and 8)

TOTAL LIABILITIES                                                                          1,861,595            1,928,958
                                                                                        --------------       -------------

PARTNERS' EQUITY (Note 10)                                                                   437,617              357,548
                                                                                        --------------       -------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                                   $ 2,299,212          $ 2,286,506
                                                                                        ==============       =============



                                          MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                               CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                                                           (In Thousands)


                                                                            1999                1998                1997
                                                                         ------------        ------------        ------------
OPERATING REVENUES (Notes 2, 7, 8 and 10):
  Capacity                                                                  $407,429            $407,518          $ 405,488
  Electric                                                                   196,301             192,258             218,219
  Steam and other                                                             13,622              27,278              27,874
                                                                         ------------        ------------        ------------

    Total operating revenues                                                 617,352             627,054             651,581
                                                                         ------------        ------------        ------------

OPERATING EXPENSES:
  Fuel costs                                                                 244,350             244,670             266,417
  Depreciation                                                                95,350              97,239             104,755
  Operations                                                                  14,699              14,880              16,080
  Maintenance                                                                 12,076              12,596              13,403
  Property and single business taxes                                          25,744              25,687              26,044
  Administrative, selling and general                                          9,249               9,521               8,383
                                                                         ------------        ------------        ------------

    Total operating expenses                                                 401,468             404,593             435,082
                                                                         ------------        ------------        ------------

OPERATING INCOME                                                             215,884             222,461             216,499
                                                                         ------------        ------------        ------------

OTHER INCOME (EXPENSE):
  Interest and other income                                                   19,913              21,092              19,645
  Interest expense                                                          (155,728)           (163,226)           (173,940)
                                                                         ------------        ------------        ------------

    Total other income (expense), net                                       (135,815)           (142,134)           (154,295)
                                                                         ------------        ------------        ------------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           80,069              80,327              62,204

Cumulative effect on prior years (to December 31, 1996) of change in
  method of accounting for property taxes (Note 3)                                --                  --              15,533
                                                                         ------------        ------------        ------------

NET INCOME                                                                  $ 80,069            $ 80,327            $ 77,737
                                                                         ============        ============        ============




                                          MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
                                                           (In Thousands)


                                                                                     General        Limited
                                                                                     Partners       Partners          Total
                                                                                    -----------    ------------    -------------
BALANCE, DECEMBER 31, 1996                                                           $ 162,312        $ 37,172       $ 199,484

Net income                                                                              67,680          10,057          77,737
                                                                                    -----------    ------------    -------------

BALANCE, DECEMBER 31, 1997                                                             229,992          47,229         277,221

Net income                                                                              69,935          10,392          80,327
                                                                                    -----------    ------------    -------------

BALANCE, DECEMBER 31, 1998                                                             299,927          57,621         357,548

Net income                                                                              69,711          10,358          80,069
                                                                                    -----------    ------------    -------------

BALANCE, DECEMBER 31, 1999                                                           $ 369,638        $ 67,979       $ 437,617
                                                                                    ===========    ============    =============



                                          MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                                                           (In Thousands)

                                                                                        1999            1998              1997
                                                                                   ------------    ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $ 80,069        $ 80,327           77,737

  Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation and amortization                                                         96,359          98,297          105,882
  Cumulative effect of change in accounting principle                                       --              --          (15,533)
  Increase in accounts and notes receivable                                            (14,453)        (10,641)         (19,863)
  (Increase) decrease in gas inventory                                                   1,666          (2,234)             629
  (Increase) decrease in unamortized property taxes                                     (1,067)            355             (564)
  (Increase) decrease in prepaid expenses and other                                     (1,937)            547             (500)
  (Increase) decrease in prepaid gas costs, materials and supplies                      (3,221)            418          (14,816)
  Increase (decrease) in accounts payable, accrued and other liabilities                  (748)          1,776           (8,597)
  Decrease in interest payable                                                          (2,840)         (6,224)          (3,469)
  Increase in other non-current liabilities                                                556             306              229
                                                                                   ------------    ------------     --------------
    Net cash provided by operating activities                                          154,384         162,927          121,135
                                                                                   ------------    ------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant modifications and purchases of plant and equipment                             (53,838)        (49,928)         (36,186)
                                                                                   ------------    ------------     --------------
    Net cash used in investing activities                                              (53,838)        (49,928)         (36,186)
                                                                                   ------------    ------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of financing obligation                                                    (64,331)       (140,950)         (78,574)
  Purchase of restricted investment securities held-to-maturity                       (332,453)       (414,541)        (138,898)
  Maturity of restricted investment securities held-to-maturity                        336,094         409,995               --
  Decrease in restricted non-current cash and cash equivalents                              --              --          143,049
                                                                                   ------------    ------------     --------------
    Net cash used in financing activities                                              (60,690)       (145,496)         (74,423)
                                                                                   ------------    ------------     --------------

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND
 RESTRICTED CASH - CURRENT                                                              39,856         (32,497)          10,526

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT,
 AT BEGINNING OF PERIOD                                                                202,029         234,526          224,000
                                                                                   ------------    ------------     --------------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT,
 AT END OF PERIOD                                                                    $ 241,885       $ 202,029        $ 234,526
                                                                                   ============    ============     ==============

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

     The Facility was originally designed to provide approximately 1,370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. Subsequent improvements to the Facility have increased net electrical generating capacity to approximately 1,500 MW. MCV has entered into three principal energy sales agreements. MCV has contracted to supply up to 1,240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company ("Consumers") under the Power Purchase Agreement ("PPA"), for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). From time to time, MCV enters into other short-term sales agreements for the sale of excess capacity and/or energy available above MCV's internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' honoring its obligations under the PPA with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

     The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the Michigan Public Service Commission ("MPSC") does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the "regulatory-out" provision). Until September 15, 2007, however, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kilowatt hour for the available Contract Capacity notwithstanding the "regulatory-out" provision. Consumers and MCV are required to support and defend the terms of the PPA.

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. During 1999, the Facility achieved a Thermal Percentage of 18.0% and a PURPA Efficiency Percentage of 47.0%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2000 and beyond.

     MCN Energy Group Inc. ("MCN"), the parent company of Source Midland Limited Partnership ("SMLP") and a 50% partner of MEI Limited Partnership ("MEI") through SMLP, both partners of MCV, announced on October 5, 1999 that it had signed a definitive merger agreement with DTE Energy Company. Since the pending merger would cause SMLP and MEI to become electric utilities under PURPA, MCN announced that it

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     would sell its interest in the MCV partnerships in order to keep the electric utility ownership in MCV in compliance with PURPA QF ownership requirements. On January 5, 2000, MCN sold all of its partnership interest in SMLP and MEI to wholly-owned subsidiaries of The Coastal Corporation ("Coastal"). As a result of this sale, Coastal, through its subsidiaries, has acquired all of the equity and voting interests of SMLP and MEI in MCV. After this transaction, MCV continues to meet the ownership requirements of PURPA.

     The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. Commencing in 1998, and each year thereafter, MCV must provide at Consumers request, continuing annual assurances of such capability for each succeeding five-year period. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. In November 1999, Consumers requested information for the continuing fuel assurance requirements covering the period 2000-2004. Consumers has reviewed MCV's fuel supply information for the period 2000 through 2004 and has provided MCV with a letter stating that MCV has satisfied the fuel assurance requirement for that period. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted.

     At both the state and federal level, efforts continue to restructure the electric industry. One significant issue to MCV is the issue of stranded assets or transition cost recovery by utilities for PPA charges. At the state level, the MPSC entered a series of orders from June 5, 1997 through February 11, 1998 (collectively the "Restructuring Orders"), now final at the MPSC level, mandating that utilities "wheel" third-party power to the utilities' customers, thus permitting customers to choose their power provider. MCV, as well as others, filed an appeal in the Michigan Court of Appeals. In June 1999, the Michigan Supreme Court issued an opinion in the appeal of an order in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While the Michigan Supreme Court Order was not directed at the Restructuring Orders, the MPSC has effectively applied it to them by entering an order on August 17, 1999, making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. On September 1, 1999, Consumers filed a statement with the MPSC stating that it intends to voluntarily implement the Restructuring Orders.

     At the federal level, MCV filed a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. On July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent that they prohibit any utility from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. The order further provides that the MPSC's prior orders approving the avoided cost rates for MCV take precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies or precludes Consumers' recovery of the avoided costs set for MCV, including but not limited to interpreting or enforcing the Restructuring Orders to preclude them from recovering all or any portion of the avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order and the Commission's August 17, 1999 order are being appealed.

     To date, these restructuring efforts have not negatively impacted MCV's cash flow, but if the MPSC's Restructuring Orders are construed so as to deny stranded cost recovery of above-market PPA costs, and if such order is not reversed on appeal, MCV's cash flows may be negatively impacted in the period after 2007.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )


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

     Inventory

     MCV's inventory of natural gas is stated at the lower of cost or market, and valued using the last-in, first-out ("LIFO") method. Inventory includes the costs of purchased gas, variable transportation and storage. The amount of reserve to reduce inventories from first-in, first-out ("FIFO") basis to the LIFO basis at December 31, 1999 and 1998, was $3.3 million and $2.7 million, respectively. Inventory cost, determined on a FIFO basis, approximates current replacement cost.

     Materials and Supplies

     Materials and supplies are stated at the lower of cost or market using the weighted average cost method.

     Deferred Financing Costs

     Financing costs incurred with the issuance of debt are deferred and amortized using the interest method over the life of the related financing obligation. Deferred financing costs of approximately $1.0 million were amortized in 1999 and $1.1 million were amortized in each of the years 1998 and 1997.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )


     Effective January 1, 1998, MCV prospectively revised its useful lives of the gas turbine generators ("GTGs") and certain related capital spares, to more closely reflect the economic useful lives of these assets. These assets are serviced and maintained by ABB Alstom Power Inc., formerly ABB Power Generation ("ABB Power") under the amended service agreement, which will extend through the sixth series of major GTG inspections, with expected coverage through 2008. The effect of this change in accounting estimate resulted in a decrease to operating expenses of approximately $9.0 million for the year ending December 31, 1998.

     Federal Income Tax

     MCV is not subject to Federal income tax. Partnership earnings are taxed directly to each individual partner.

     Statement of Cash Flows

     All liquid investments purchased with a maturity of three months or less at time of purchase are considered to be current cash equivalents.

     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of December 31, 1999 have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 6 makes it impractical to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting such financing obligation.

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

     To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV periodically enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. On December 29, 1999, MCV closed out its forward purchase contracts involving Swiss francs in the notional amount of $11.0 million, resulting in a deferred loss of approximately $.6 million, recorded in prepaid expenses and other. On December 29, 1998, MCV closed out its forward purchase contracts involving Swiss francs in the notional amount of $10.0 million, resulting in a deferred gain of approximately $1.0 million, recorded in current liabilities.

     Natural Gas Options and Futures

     To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas options and futures contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )


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

     Cash is deposited with the broker in a margin account, at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $1.6 million and $.5 million as of December 31, 1999 and December 31, 1998, respectively. MCV's deferred gains and losses on futures and options contracts, recorded in current liabilities, will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of December 31, 1999, MCV had net open futures and options contracts of 1.9 Bcf with a deferred loss of $.2 million. As of December 31, 1998, MCV had net open futures and options contracts of 1.7 Bcf with a deferred gain of $.9 million. In addition, MCV recorded approximately $.6 million in net deferred gains on contracts closed prior to December 31, 1999, related to 2000 purchase and sales commitments, and had approximately $.2 million in net deferred gains on contracts closed prior to December 31, 1998, related to 1999 sales commitments.

     Interest Rate Swap Hedges

     To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts.

     Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in prepaid expenses and other, was approximately $.3 million and $.2 million, as of December 31, 1999 and December 31, 1998, respectively. As of December 31, 1999, MCV had three separate interest rate swap hedges with a notional amount totaling $65 million, with various periods of performance ranging between April 1, 1998 through December 1, 2002. The difference between the amounts received and paid under the interest rate swap transactions is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement. For the year ended December 31, 1999, MCV recorded a net loss under the interest rate swap hedges of approximately $42,000, while for the year ended December 31, 1998, MCV had a net loss under the December 1997 interest rate swap hedge of approximately $61,000.

     New Accounting Standard

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. This statement established guidance on accounting for the costs incurred related to internal-use software. MCV has implemented this statement in 1999. Application of this standard has not had a material impact on MCV's financial position, liquidity or results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )


     Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. MCV expects to adopt the new statement effective January 1, 2001. MCV is continuing to study the impact of SFAS No. 133 and has not yet quantified the effects of adoption on MCV's financial statements.



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


(4) RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-MATURITY

     Current and non-current restricted cash and cash equivalents consist of the following at December 31 (in thousands):

     Current:                                                                1999                  1998
     -------                                                             --------------        --------------

     Funds restricted for plant modifications                            $       5,680          $      8,913
                                                                         ==============        ==============

     Non-current:
     Funds restricted for rental payments pursuant
       to the Overall Lease Transaction                                  $     138,258          $    142,453

     Funds restricted for management non-qualified
       plans                                                                     1,545                   991
                                                                         --------------        --------------

     Total                                                               $     139,803          $    143,444
                                                                         ==============        ==============

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )


(5)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at December 31 (in thousands):

                                                                             1999                  1998
                                                                         --------------        --------------
     Accounts payable
        Related parties                                                  $      13,016         $      17,231
        Trade creditors                                                         30,394                27,457
     Property and single business taxes                                         12,973                11,822
     Other                                                                       3,587                 4,208
                                                                         --------------        --------------

     Total                                                               $      59,970         $      60,718
                                                                         ==============        ==============



(6)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (in thousands):

                                                                             1999                  1998
                                                                         --------------        --------------

     Financing obligation, maturing through
     2015, effective interest rate of approximately
     8.7%, payable in semi-annual installments
     of principal and interest, secured by
     property, plant and equipment                                        $  1,723,960          $  1,788,291


     Less current portion                                                     (139,095)              (64,331)
                                                                         --------------        --------------

     Total long-term debt                                                 $  1,584,865          $  1,723,960
                                                                         ==============        ==============

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



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

     Revolving Credit Agreement

     MCV has also entered into a revolving credit agreement with the Bank of Montreal ("Working Capital Lender") which expires August 31, 2001. Under the terms of the existing agreement, MCV can borrow up to the $50 million commitment, in the form of revolving credit loans or letters of credit secured by MCV's natural gas inventory and earned receivables. Outstanding borrowings under this agreement are limited to 90% of earned accounts receivable. At December 31, 1999, the borrowing base calculated under this agreement was $46.4 million. During 1999, MCV did not utilize the Working Capital Facility, except for letters of credit associated with normal business practice. At December 31, 1999, MCV had letters of credit outstanding of $17.2 million related to gas purchase transactions.

     Intercreditor Agreement

     MCV has also entered into an Intercreditor Agreement with the Owner Trustee, Working Capital Lender, First Trust Michigan as Collateral Agent ("Collateral Agent") and the Senior and Subordinated Indenture Trustees. Under the terms of this agreement, MCV is required to deposit all revenues derived from the operation of the Facility with the Collateral Agent for purposes of paying operating expenses and rent. In addition, these funds are required to pay construction modification costs and to secure future rent payments. As of December 31, 1999, MCV has deposited $138.3 million into the reserve account and $5.7 million into the construction repair account. The reserve account is to be maintained at not less than $40 million nor more than $137 million (or debt portion of next succeeding basic rent payment, whichever is greater). Excess funds in the reserve account are periodically transferred to MCV. This agreement also contains provisions governing the distribution of revenues and rents due under the Overall Lease Transaction, and establishes the priority of payment among the Owner Trusts, creditors of the Owner Trusts, creditors of MCV and the Partnership.

     Summary

     Interest and fees incurred related to long-term debt arrangements during 1999, 1998 and 1997 were $154.7 million, $162.1 million and $172.8 million, respectively.

     Interest and fees paid during 1999, 1998 and 1997 were $157.5 million, $168.3 million and $176.2 million, respectively.

     Minimum payments due under these long-term debt arrangements over the next five years are (in thousands):

                                                         Principal        Interest           Total
                                                        -------------   -------------     ------------

                    2000                                $   139,095     $   149,554       $   288,649
                    2001                                    155,210         136,999           292,209
                    2002                                    185,791         123,379           309,170

                                          MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                            (Continued)



                    2003                                    103,109         110,866          213,975
                    2004                                    146,275         101,617          247,892
                                                        -------------   -------------     ------------

                                                        $  729,480        $ 622,415        $1,351,895
                                                        =============   =============     ============

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

     Gas Supply Agreements

     MCV has entered into gas purchase agreements with various producers for the supply of natural gas. The current contracted volume totals 237,462 MMBtu per day as of January 1, 2000. As of January 1, 2000, gas contracts with U.S. suppliers provide for the purchase of 156,500 MMBtu per day while gas contracts with Canadian suppliers provide for the purchase of 81,962 MMBtu per day. Some of these contracts require MCV to pay for a minimum amount of natural gas per year, whether or not taken. The estimated minimum commitments under these contracts for gas for the years 2000 through 2004 are $126.4 million, $121.8 million, $132.5 million, $147.9 million and $163.0 million, respectively. A portion of these payments may be utilized in future years to offset the cost of quantities of natural gas taken above the minimum amounts.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Gas Transportation Agreements

     MCV has entered into firm natural gas transportation agreements with various pipeline companies. These agreements require MCV to pay certain reservation charges in order to reserve the transportation capacity. MCV incurred reservation charges in 1999, 1998 and 1997, of $35.3 million, $35.9 million and $34.4 million, respectively. The estimated minimum reservation charges required under these agreements for each of the years 2000 through 2004 are $36.0 million, $35.8 million, $35.4 million, $35.2 million and $35.3 million, respectively. These projections are based on current commitments.

     Gas Turbine Service Agreement

     MCV entered into a service agreement, as amended, with ABB Power which commenced on January 1, 1990 and will expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009. Under the terms of this agreement, ABB Power sold MCV an initial inventory of spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. Upon termination of the Service Agreement (except for nonperformance by ABB Power), MCV must pay a cancellation payment of $1.0 million in 2000 and $.5 million in any year thereafter escalated in 1988 dollars. MCV and ABB Power amended the Service Agreement, effective December 31, 1993, to include the supply of hot gas path parts. Under the amended Service Agreement, ABB Power will provide hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections. In January 1998, MCV and ABB Power amended the length of the amended Service Agreement to extend through the sixth series of major GTG inspections, which are expected to be completed by year end 2008, for a lump sum fixed price covering the entire term of the amended Service Agreement of $266.5 million (in 1993 dollars, which is adjusted based on exchange rates and Swiss inflation indices), payable on the basis of operating hours as they occur over the same period. MCV has made payments totaling approximately $118.8 million under this amended Service Agreement through December 31, 1999.

     In addition to the January 1998 amendment to the term of the amended Service Agreement, MCV contracted to purchase from ABB Power 11NM GTG upgrade packages for eleven of the gas turbine generators for $41.6 million. The purchase of these upgrades was made after successfully testing one upgrade package at the Facility in 1997. All eleven upgrade packages have been installed in 1998 and 1999. The upgrade packages on all twelve gas turbines have added to available capacity and significantly improved the efficiency of the Facility. Maintenance and spare parts for the upgrade packages are covered by the amended Service Agreement. As part of this amended Service Agreement, MCV has purchased a spare GTG rotor to facilitate maintenance activities and improve reliability.

     Steam Turbine Service Agreement

     MCV entered into a nine year Steam Turbine Maintenance Agreement with General Electric Company effective January 1, 1995, which is designed to improve unit reliability, increase availability and minimize unanticipated maintenance costs. In addition, this contract includes performance incentives and penalties which are based on the length of each scheduled outage and the number of forced outages during a calendar year. MCV is making monthly payments over the life of the contract, which will total $13.0 million (in 1995 dollars).

     Site Lease

     In December 1987, MCV leased the land on which the Facility is located from Consumers ("Site Lease"). MCV and Consumers amended and restated the Site Lease to reflect the creation of five separate undivided interests in the Site Lease as of June 1, 1990. Pursuant to the Overall Lease Transaction, MCV assigned these

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

(8)  CONTINGENCIES

     PPA - Settlement of PPA Issues

     MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all of the previously disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC decisions which may affect those issues or payments. MCV recognized a one-time net $6.4 million increase in electric revenues in the first quarter of 1999 based upon the resolution of these issues. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

     PPA  Sale and Assignment

     On March 10, 1999, Consumers announced that it signed a contract with PECO Energy Company ("PECO") whereby Consumers will sell 1240 MW of capacity and associated energy to PECO from the MCV PPA beginning January 1, 2002 and ending in September 2007. The agreement calls for Consumers to sell PECO between 100 MW to 150 MW through 2001. The announcement also states the contract with PECO is subject to satisfactory regulatory approvals. On April 30, 1999, the MPSC entered an order, which was subsequently amended and clarified, which conditionally permitted the transaction to go forward. Consumers has asked the MPSC for further clarification, but the MPSC has not yet ruled on Consumers' latest request. At this time, MCV Management cannot predict whether Consumers will accept the MPSC's orders. MCV does not expect the sale of Consumers' rights to capacity and associated energy under the PPA to materially affect its financial position or results of operations.


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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     The following table reconciles the change in the plans' benefit obligation and change in plan assets as reflected on the balance sheet as of December 31 (in thousands):

                                                                          1999               1998
                                                                      --------------     -------------
                  CHANGE IN BENEFIT OBLIGATION
                  Benefit obligation at beginning of year             $   1,682.0          $ 1,413.1
                  Service cost                                              214.4              200.9
                  Interest cost                                             128.0              119.5
                  Actuarial gain                                           (277.8)             (51.5)
                  Benefits paid during year                                  (7.3)             --
                                                                      --------------     -------------
                  Benefit obligation at end of year                       1,739.3            1,682.0
                                                                      --------------     -------------

                  CHANGE IN PLAN ASSETS
                  Fair value of plan assets at beginning of year          1,724.1            1,400.0
                  Actual return on plan assets                              186.2              148.0
                  Employer contribution                                     164.9              176.1
                  Benefits paid during year                                  (7.3)              --
                                                                      --------------     -------------
                  Fair value of plan assets at end of year                2,067.9            1,724.1
                                                                      --------------     -------------

                  Unfunded (funded) status                                 (328.6)             (42.1)
                  Unrecognized net gain                                     561.0              252.9
                                                                      --------------     -------------
                  Accrued (prepaid) benefit cost                      $     232.4         $    210.8
                                                                      ==============     =============

     Net periodic postretirement health care cost for years ending December 31, included the following components (in thousands):

                                                                            1999              1998              1997
                                                                        -------------    ---------------    -------------
               COMPONENTS OF NET PERIODIC BENEFIT COST
               Service cost                                             $    214.4       $    200.9         $    146.8
               Interest cost                                                 128.0            119.5               92.7
               Expected return on plan assets                               (146.5)          (119.0)             (97.0)
               Amortization of unrecognized net (gain) or loss                (9.4)            (4.2)              (6.8)
                                                                        -------------    ---------------    -------------

               Net periodic benefit cost                                $    186.5       $    197.2           $  135.7
                                                                        =============    ===============    =============

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                               1-Percentage-        1-Percentage
                                                                               Point Increase      Point Decrease
                                                                               ----------------    -----------------
                  Effect on total of service and interest cost components       $       29.3       $         51.8
                  Effect on postretirement benefit obligation                   $      161.9       $        410.0

     Assumptions used in accounting for the Post-Retirement Health Care Plan were as follows:

                                                                              1999          1998           1997
                                                                            ----------    ----------    -----------
                  Discount rate                                                7.75%           6.75%        7.00%
                  Long-term rate of return on plan assets                      8.50%           8.50%        8.50%
                  Inflation benefit amount

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued )


                      1997 through 2001                                        4.00%           0.00%        0.00%
                      2002 and later years                                     4.00%           4.00%        4.00%

     Retirement and Savings Plans

     MCV sponsors a defined contribution retirement plan covering all employees. Under the terms of the plan, MCV makes contributions to the plan of either five or ten percent of an employee's eligible annual compensation dependent upon the employee's age. MCV also sponsors a 401(k) savings plan for employees. Contributions and costs for this plan are based on matching an employee's savings up to a maximum level. In 1999, 1998, and 1997, MCV contributed $1.1 million, $1.0 million and $1.0 million, respectively, under these plans.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



(10)   PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

       The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at December 31, 1999, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of December 31, 1999 and 1998, and for each of the twelve month periods ended December 31, (in thousands).


 Equity Partner, Type of Partner and   Equity
       Nature of Related Party         Interest   Interest Related Party Transactions and Agreements     1999       1998       1997
------------------------------------------------------------------------------------------------------------------------------------

CMS Midland, Inc.                      $214,432   49.0%   Power purchase agreements                  $585,838    $583,662   $608,640
  General Partner; wholly-owned                           Purchases under gas transportation
  subsidiary of Consumers Energy                          agreements                                   20,158       9,678      9,713
  Company (formerly Consumers                             Purchases under spot gas agreements             991         520      6,490
  Power Company)                                          Purchases under gas supply agreements        10,187       9,855      9,543
                                                          Gas storage agreement                         2,563       2,563      2,563
                                                          Land lease/easement agreements                  600         600        600
                                                          Accounts receivable                          48,697      48,652     53,513
                                                          Accounts payable                              7,845      13,682      9,276
                                                          Gas sales under spot gas agreements           1,805       1,148      1,674

The Dow Chemical Company                 45,808    7.5    Steam and electric power agreement           26,897      42,141     42,937
  Limited Partner                                         Steam purchase agreement - Dow Corning        3,329       3,256      3,167
                                                              Corp (affiliate)
                                                          Purchases under demineralized water           6,375       6,280      7,336
                                                              supply agreement
                                                          Accounts receivable                           2,772       2,246      1,896
                                                          Accounts payable                                649         580        678
                                                          Standby and backup fees                         656         743        792

Source Midland Limited Partnership       73,907   18.1    SMLP - Under Ownership of MCNIC Power Co
  ("SMLP") General Partner; wholly-                       ----------------------------------------
  owned limited partnership of MCN                        Purchases under spot gas agreements           4,590       6,810        578
  Energy Group Inc. (1) (6)                               Purchases under gas supply agreements        13,814      13,230      8,364
                                                          Accounts receivable                             901          --      1,125
                                                          Accounts payable                              1,921       1,178        588
                                                          Partner cash withdrawal (incl. Accrued       23,855      18,341     11,922
                                                          interest) (2)
                                                          Gas sales under spot gas agreements           7,262         169      1,845

                                                          SMLP - Under Ownership of Pan Energy Corp
                                                          -----------------------------------------
                                                          Purchases under gas transportation               --          --      4,648
                                                          agreements
                                                          Purchases under spot gas agreements              --          --        911
                                                          Gas sales under spot gas agreements              --          --         50
                                                          Accounts Payable                                 --          --         --

Coastal Midland, Inc. ("Coastal          44,344   10.9    Purchases under gas transportation           13,581      13,547     13,593
Midland")                                                     agreements
  General Partner; wholly-owned                           Purchases under spot gas agreement            6,892      10,382      9,920
  subsidiary of The Coastal                               Purchases under gas supply agreement          4,528       4,339      4,188
  Corporation                                             Gas agency agreement                          1,898       1,604      1,497
                                                          Deferred reservation charges under gas        5,910       4,925      3,940
                                                              purchase agreement
                                                          Accounts receivable                             738          16      2,271
                                                          Accounts payable                              2,602       1,791      4,569
                                                          Gas sales under spot gas agreements           3,473       5,253      5,486
                                                          Partner cash withdrawal (incl. Accrued       21,049      16,157      7,343
                                                          interest) (2)

MEI Limited Partnership ("MEI") (3)(6)                    MEI - Under Ownership of Coastal and SMLP
                                                          -----------------------------------------
  A General and Limited Partner;                          See related party activity listed under
  50% interest owned by Coastal                               Coastal Midland, Inc.
  Midland, Inc. and 50% interest                             and Source Midland Limited Partnership
  owned by SMLP
                                                          MEI - Under Ownership of ASEA Brown Boveri, Inc.
                                                          ------------------------------------------------
      General Partnership Interest       36,955    9.1    Gas turbine maint. and spare parts               --      23,377     29,900
                                                            agreement
      Limited Partnership Interest        3,694     .9    Accounts payable                                 --          --         88
                                                          Partner cash withdrawal (including               --          --         --
                                                            accrued interest) (2)




 Equity Partner, Type of Partner and   Equity
       Nature of Related Party         Interest   Interest Related Party Transactions and Agreements     1999       1998       1997
------------------------------------------------------------------------------------------------------------------------------------

                                          MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                             (Continued)



Micogen Limited Partnership              18,476    4.5    MLP - Under Ownership of The Coastal
                                                          ------------------------------------
 ("MLP") Limited Partner; owned                               Corporation
  by subsidiaries of The Coastal                              -----------
  Corporation (4)                                         See related party activity listed under
                                                          Coastal Midland Inc.

                                                          MLP - Under Ownership of Fluor
                                                          ------------------------------
                                                              Corporation
                                                              -----------
                                                          Partner cash withdrawal (including               --          --      3,142
                                                              accrued interest) (2)

C-E Midland Energy, Inc. ("C-E") (5)         --   --      C-E  - Under Ownership of ASEA Brown
                                                          ------------------------------------
 Interest in MCV acquired by MEI                              Boveri, Inc.
  Limited Partnership                                         -----------
                                                          Service Agreement                                --       1,252      2,195


Alanna Corporation                        1 (7)   .00001  Note receivable                                   1           1          1
  Limited Partner; wholly-owned
  Subsidiary of Alanna Holdings
  Corporation


Footnotes to Partners' Equity and Related Party Transactions

(1) On May 16, 1997, MCNIC Power Company acquired all of the partnership interests in Source Midland Limited Partnership ("SMLP") from PanEnergy Corp. The SMLP amounts listed Under Ownership of MCNIC Power Company are as of December 31, 1998 and for the twelve month period ended December 31, 1998; and as of December 31, 1997 and for the period May 16, 1997 to December 31, 1997. The SMLP amounts listed Under Ownership of PanEnergy Corp. are for the period January 1, 1997 to May 15, 1997; and for the twelve month period ended December 31, 1996, and as of December 31, 1996.
(2) Letters of credit have been issued and recorded as notes receivables from various equity partners, pursuant to the Participation Agreement. In the case of SMLP, the amount includes their share of the cash available to MEI Limited Partnership ("MEI"). In the case of Coastal Midland, Inc. ("Coastal Midland"), the amount includes their share of cash available of MEI and Micogen Limited Partnership ("MLP").
(3) On June 16, 1998, Coastal Midland and SMLP, each acquired a 50% interest in MEI. All MEI related party activity under the ownership of Coastal Midland and SMLP is shown under the equity partners, Coastal Midland and SMLP. All MEI related party activity under the ownership of ASEA Brown Boveri, Inc. is for the period January 1, 1998 to June 16, 1998, and as of December 31, 1997 and 1996 and for the twelve month periods ended December 31, 1997 and 1996.
(4) On April 30, 1998 Coastal and an affiliate of The Coastal Corporation acquired all of the partnership interests in MLP from Fluor Corporation ("Fluor"). All MLP related party activity under the ownership of The Coastal Corporation is shown under the equity partner, Coastal Midland, which is also wholly-owned by The Coastal Corporation.
(5) C-E Midland Energy, Inc.'s ("C-E") limited partnership interest was acquired by MEI, which was subsequently acquired by Coastal and SMLP. All C-E related party activity under the ownership of ASEA Brown Boveri, Inc. is for the period January 1, 1998 to June 16, 1998, and for the twelve month periods ended December 31, 1997 and 1996.
(6) On January 5, 2000, Coastal, through its subsidiaries, acquired all of the partnership interests in Source Midland and MEI from MCN Energy Group Inc.
(7) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

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

                                           MIDLAND COGENERATION VENTURE
                                                LIMITED PARTNERSHIP



Date:  March 24, 2000                      By  /s/ James M. Kevra
                                           ----------------------------------
                                                   James M. Kevra
                                           President and Chief Executive Officer

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



Signature                                      Title                                        Date
---------                                      -----                                        ----



/s/ James M. Kevra                             President and Chief Executive Officer        March 24, 2000
---------------------------------------        (Principal Executive Officer)
James M. Kevra



 /s/ Stephen A. Shulman                        Chief Financial Officer and Treasurer        March 24, 2000
---------------------------------------        (Principal Financial Officer)
Stephen A. Shulman



/s/ James M. Rajewski                          Vice President and Controller                March 24, 2000
---------------------------------------        (Principal Accounting Officer)
James M. Rajewski


/s/ William T. McCormick                       Chairman, Management Committee               March 24, 2000
---------------------------------------
William T. McCormick, Jr.



/s/ David A. Arledge                           Member, Management Committee                 March 24, 2000
---------------------------------------
David A. Arledge


                                  EXHIBIT INDEX

Exhibit
Number                             Description
------        ---------------------------------------------------------------------------------------------------------------------
 3.1       -  Restated Certificate of Limited Partnership dated June 13, 1988 ((a), Exhibit 3.1)).

 3.2       -  Amended and Restated Limited Partnership Agreement of MCV dated as of June 13, 1988 ((a) (Exhibit 3.2)).

 3.2 (a)   -  Amendment No. 1 dated as of May 26, 1989 to Amended and Restated Limited Partnership Agreement ((a) (Exhibit
              3.3)).

 3.2 (b)   -  Amendment No. 2 dated as of November 28, 1989 to Amended and Restated Limited Partnership Agreement ((a),
              Exhibit 3.4)).

 3.2 (c)   -  Amendment No. 3 dated as of June 1, 1990 to Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit (2)(b) to CMS Energy Corporation's Form 10-K dated March 21, 1990, File No. 1-9513).

 3.3       -  Memorandum of Agreement, dated March 2, 1990, relating to Amended and Restated Partnership Agreement ((a),
              (Exhibit 3.6)).

 4.1       -  Senior Trust Indenture, Leasehold Mortgage and Security Agreement dated as of June 1, 1990 between Shawmut
              Bank and United States Trust Company of New York ((a), Exhibit 4.1)).

 4.1 (a)   -  Senior Trust Indenture Supplement No. 1 dated as of June 1, 1990 ((a), (Exhibit 4.2)).

 4.2       -  Subordinated Trust Indenture, Leasehold Mortgage and Security Agreement dated as of June 1, 1990 between
              Shawmut Bank and Meridian Trust Company ("Subordinated Trust Indenture") ((a), (Exhibit 4.5)).

 4.2 (a)   -  Subordinated Trust Indenture Supplement No. 1 dated as of June 1, 1990 ((a), (Exhibit 4.6)).

 4.2 (b)   -  Subordinated Trust Indenture Supplement No. 2 dated as of July 1, 1990 ((a), (Exhibit 4.7)).

 4.3       -  Collateral Trust Indenture dated as of June 1, 1990 among Midland Funding Corporation I, MCV and United
              States Trust Company of New York (incorporated by reference to Exhibit No. (28)(b) to CMS Energy
              Corporation's Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

 4.3 (a)   -  Collateral Trust Indenture Supplement No. 1 dated June 1, 1990 ((a), (Exhibit 4.4)).

 4.4       -  Collateral Trust Indenture dated as of June 1, 1990 among Midland Funding Corporation II, MCV and Meridian
              Trust Company (incorporated by reference to Exhibit No. (28)(d) to CMS Energy Corporation's Form 10-Q for the
              quarter ended June 30, 1990, File No. 1-9513).

 4.4 (a)   -  Collateral Trust Indenture Supplement No. 1 dated June 1, 1990 ((a), (Exhibit 4.9)).

 4.5       -  Amended and Restated Trust Agreement dated as of March 1, 1990 between Shawmut Bank and Owner Participant
              ((a), (Exhibit 4.10)).

 4.6       -  Lease Agreement, dated as of March 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 4.11)).

 4.6 (a)   -  Amended and Restated Lease Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit
              4.12)).

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------        ----------------------------------------------------------------------------------------------------------
 4.6 (b)   -  Amendment No. 1 dated as of January 1, 1992 to Amended and Restated Lease Agreement ((d), (Exhibit 4.17)).

 4.6 (c)   -  Second Amended and Restated Agreement of Lease [Part A] dated as of June 1, 1990 among Consumers, MCV, CMS
              Midland, Inc. and MEC Development Corporation ((a), (Exhibit 4.14)).

 4.7       -  Amended and Restated Participation Agreement dated as of June 1, 1990 among MCV, Owner Participant, Shawmut
              Bank, United States Trust Company, Meridian Trust Company, Midland Funding Corporation I, Midland Funding
              Corporation II, MDC and Institutional Senior Bond Purchasers ((a), (Exhibit 4.13)).

 4.8       -  Ground Lease Assignment and Assumption Agreement dated as of June 1, 1990 among Shawmut Bank and MCV ((a),
              (Exhibit 4.15)).

 4.9       -  Collateral Agency and Intercreditor Agreement dated as of June 1, 1990 between Shawmut Bank, MCV, United
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

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------        ---------------------------------------------------------------------------------------------------------
10.8       -  Power Purchase Agreement, dated as of July 17, 1986, between MCV and Consumers Power Company ("PPA") ((a),
              (Exhibit 10.4)).

10.8 (a)   -  Amendment No. 1 to PPA dated September 10, 1987 ((a), (Exhibit 10.5)).

10.8 (b)   -  Amendment No. 2 to PPA dated March 18, 1988 ((a), (Exhibit 10.6)).

10.8 (c)   -  Amendment No. 3 to PPA dated August 28, 1989 ((a), (Exhibit 10.7)).

10.8 (d)   -  Amendment No. 4A to PPA dated May 25, 1989 ((a), (Exhibit 10.8)).

10.9       -  Settlement Agreement dated April 5, 1999, between MCV and Consumers Energy Company ((j), (Exhibit 10.1)).

10.10      -  Special Facilities/Interconnection Agreement dated as of July 8, 1988 between MCV and Consumers Power Company
              ((a), (Exhibit 10.25)).

10.11      -  Residual Open Access Interconnection Service Purchase Agreement between Consumers Power Company and MCV, dated December 5, 1991 ((c), (Exhibit 10.83)).

10.12      -  Agreement with respect to the transmission of power dated as of June 9, 1988, between Consumers Power Company and MCV ((a), (Exhibit 10.69)).

10.13      -  MCV Backup Agreement dated June 9, 1988 between MCV and Consumers Power Company with respect to Alternative
              Generating Equipment ((a), (Exhibit 10.27)).

10.14      -  Interconnection Option between MCV, Consumers Power Company, Michigan Gas Storage Company and The Dow
              Chemical Company dated April 27, 1988 ((a), (Exhibit 10.14)).

10.15      -  Summer Peaking Call Option Agreement dated April 5, 1999, between MCV and Consumers Energy Company ((j),
              (Exhibit 10.2)).

10.16      -  Steam and Electric Power Agreement between The Dow Chemical Company and MCV dated January 27, 1987 (the
              "SEPA") ((a), (Exhibit 10.10)).

10.16 (a)  -  First Amendment to SEPA ((a), (Exhibit 10.11)).

10.16 (b)  -  Exhibit "A" to SEPA ((a), (Exhibit 10.13)).

10.16 (c)  -  Fourth Amendment to SEPA ((a), (Exhibit 10.15)).

10.16 (d)  -  Fifth Amendment to SEPA ((a), (Exhibit 10.16)).

10.16 (e)  -  Sixth Amendment to SEPA, dated November 20, 1989 ((f), (Exhibit 10.14(e)).

10.16 (f)  -  Seventh Amendment to SEPA, dated November 22, 1994 ((f), (Exhibit 10.14(f)).

10.17      -  Demineralized Water Supply Agreement dated as of January 27, 1987 between MCV and The Dow Chemical Company
              ((a), (Exhibit 10.31)).

10.18      -  Package Boiler Sale and Support Agreement between The Dow Chemical Company, Consumers Power Company and MCV
              dated as of January 27, 1987 ((a), (Exhibit 10.32)).

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------        -------------------------------------------------------------------------------------------------------------
10.19      -  Equipment Lease dated as of January 27, 1987 between The Dow Chemical Company and MCV (the "Equipment  Lease")
              ((a), (Exhibit 10.71)).



10.19 (a)  -  First Amendment to Equipment Lease effective March 1, 1988 and dated as of May 4, 1988 ((a), (Exhibit 10.72)).

10.19 (b)  -  Second Amendment to Equipment Lease effective December 1, 1989 and dated November 20, 1989 ((a), (Exhibit
              10.73)).

10.20      -  Equipment Lease Easement dated as of January 27, 1988 between The Dow Chemical Company and MCV (( a),  (Exhibit
              10.74)).

10.20 (a)  -  First Amendment to Equipment Lease Easement effective  March 1, 1988 and dated May 4, 1988 ((a), (Exhibit
              10.75)).

10.20 (b)  -  Second Amendment to Equipment Lease Easement effective December 1, 1989 and dated November 20, 1989 ((a),
              (Exhibit 10.76)).

10.21      -  Service Agreement dated as of June 9, 1988 between MCV and ABB Alstom Power, Inc. (Previously ABB Energy
              Services, Inc.) ((a), (Exhibit  10.22)).

10.21 (a)  -  Hot Gas Path Parts Addendum to the Service Agreement dated March 22, 1994 ((e), (Exhibit 10.99)).

10.21 (b)  -  Amendment No. 1 to the Service Agreement dated April 1, 1995 ((g), (Exhibit 10.20(b))).

10.21 (c)  -  Amendment No. 2 to the Service Agreement dated January 15, 1998 ((h), (Exhibit 10.19 (c))).

10.22      -  Operating Agreement, dated as of June 1, 1990, between MCV and Shawmut Bank, as Owner Trustee ((a), (Exhibit
              10.23)).

10.23      -  Lessee Mortgage and Security Agreement, dated as of June 1, 1990, between Shawmut Bank, as Owner Trustee, and
              MCV ((a), (Exhibit 10.24)).

10.24      -  Cogeneration Agreements Assignment, dated as of June 1, 1990, between Shawmut Bank, Owner Trustee, and MCV
              ((a), (Exhibit 10.26)).

10.25      -  Support Facilities License and Easement Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a),
              (Exhibit 10.29)).

10.26      -  Facility Agreements and Governmental Actions Assignment Agreement dated as of June 1, 1990 between MCV and
              Shawmut Bank ((a), (Exhibit 10.30)).

10.27      -  Development Agreement, dated as of June 1, 1990 between MCV, Shawmut Bank, as Owner Trustee, and MCV2 ((a),
              (Exhibit 10.33)).

10.28      -  Amended and Restated Consent and Agreement, dated as of June 1, 1990, between The Dow Chemical Company,
              Shawmut Bank, as Owner Trustee, Meridian Trust Company and United States Trust Company, MCV and Consumers
              Power Company ((a), (Exhibit 10.34)).

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------        -------------------------------------------------------------------------------------------------------------
10.29      -  Consent and Agreement, dated as of June 1, 1990, between Consumers Power Company, MCV, Shawmut Bank, as Owner
              Trustee, Meridian Trust Company and United States Trust Company ((a), (Exhibit 10.35)).

10.30      -  Natural Gas Purchase Agreement, dated as of May 1, 1989 between Northern Michigan Gas Exploration Company
              ("Nomeco"), CMS Energy Corporation and MCV ((a), (Exhibit  10.39)).


10.30 (a)  -  Amendment dated March 1, 1992 to the Natural Gas Purchase Agreement dated as of May  1, 1989 between Nomeco,
              CMS Energy Corporation and MCV ((e), (Exhibit 10.95)).

10.30 (b)  -  Amendment dated May 11, 1994 to the Natural Gas Purchase Agreement dated as of May 1, 1989 between Nomeco,
              CMS Energy and MCV,((f), (Exhibit 10.29(b)).

10.31      -  Natural Gas Purchase Agreement, dated as of May 13, 1988 between ANR Production Company and MCV ((a),
              (Exhibit 10.41)).

10.32      -  Natural Gas Purchase Contract dated August 18, 1994, between Coastal Gas Marketing and MCV ((f), (Exhibit
              10.32)).

10.33      -  Natural Gas Purchase Agreement, dated May 1, 1989 between CoEnergy Trading Company (previously  Northern
              Michigan Gas Exploration Company before being assigned to CoEnergy Trading Company on March 14, 1995) and MCV
              ((a), (Exhibit 10.40)).

10.34      -  Natural Gas Purchase Agreement, dated February 1, 1992 between CoEnergy Trading Company (previously  Nomeco
              Oil and Gas Company before being assigned to CoEnergy Trading Company on July 22, 1994) and MCV ((d),
              (Exhibit 10.84)).

10.35      -  Natural Gas Purchase Agreement, dated as of June 2, 1997 between MCV and CMS Marketing, Services and Trading
              Company ((h), (Exhibit 10.33)).

10.36      -  Gas Sales Agreement, dated July 1, 1999, between MCV and CMS Marketing Services and Trading Company ((k),
              (Exhibit 10.0)).

10.37      -  Gas Sales Agreement, dated November 15, 1998, between MCV and Engage Energy US, L.P.

10.38      -  Gas Sales Agreement, dated September 20, 1999, between MCV and Engage Energy US, L.P.

10.39      -  Transportation Service  Agreement, dated as of May 25, 1988 between Great Lakes Gas Transmission  Company and
              MCV and letter agreements dated May 25, 1988 and May 26, 1988 ((a), (Exhibit 10.60)).

10.40      -  Transportation Agreement (#17800) dated November 24, 1993 between  ANR Pipeline Company and MCV ((f),
              (Exhibit 10.35)).

10.41      -  Transportation Agreement (#17850) dated November 24, 1993 between ANR Pipeline Company and MCV ((f), (Exhibit
              10.36)).

10.42      -  Gas Transportation Agreement (Firm Service), dated as of March 2, 1988, between Michigan Gas Storage and MCV and amendment thereto dated September 21, 1988 ((a), (Exhibit 10.64)).

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------        -------------------------------------------------------------------------------------------------------------
10.43      -  Transportation Agreement (Firm Contract  #011456), dated as of May 1, 1993 between Panhandle Eastern Pipeline
              Company and MCV, as amended ((e), (Exhibit 10.90)).

10.44      -  Transportation  Agreement (Firm Contract  #011457), dated as of May 1, 1993 between Panhandle Eastern Pipeline
              Company and MCV, as amended ((e), (Exhibit 10.91)).

10.45      -  Transportation  Agreement (Firm Contract  #011458), dated as of May 1, 1993 between Panhandle Eastern Pipeline
              Company and MCV, as amended ((e), (Exhibit 10.92)).



10.46      -  Firm  Transportation  Service Form of Transportation Agreement (#013296), dated November 1, 1993 between
              Trunkline Gas Company and MCV ((e), (Exhibit 10.93)).

10.47      -  Gas Exchange Agreement (Firm Service), dated as of March 2, 1988, between Consumers Power Company and MCV, as amended September 21, 1988 ((a), (Exhibit 10.63)).

10.48      -  Gas Storage Agreement (Firm Service) between MCV and Consumers Power Company dated March 2, 1988 ((a),
              (Exhibit 10.68)).

10.49      -  The Gas Supply Option dated as of January 27,  1987,  between The Dow Chemical Company and MCV ((a), (Exhibit
              10.67)).

10.50      -  MCV Senior Management Incentive Plan ((i), (Exhibit 10.42)), (*).

10.51      -  MCV Supplemental Retirement Plan dated July 6, 1992 ((d), (Exhibit 10.87)), (*).

10.52      -  MCV Supplemental Benefit Plan dated January 1, 1989 ((d), (Exhibit 10.88)), (*).

10.53      -  MCV Excess - Benefit Plan dated July 1, 1989 ((d), (Exhibit 10.89)), (*).

10.54      -  MCV Long-Term Incentive Plan ((i), )Exhibit 10.46)). (*)

21         -  Subsidiaries of Registrant -- MCV subsidiaries  are in the aggregate not  significant  subsidiaries as defined in Rule 1-02 (v) of Regulation S-X.

27         -  Financial Data Schedule for year Ended 1999.

99.01      -  Unaudited - MCV Selected Proforma Operating Cash Flow Data for the years ended 1999 and 1998.

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

                                 EXHIBIT INDEX

Exhibit
Number                                   Description
------         -------------------------------------------------------------------------------------------------------------


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

 (i)            Incorporated by reference to MCV's Annual Report on Form 10-K for the year ended December 31, 1998 as the bracketed numbered exhibits.

 (j)            Incorporated by reference to MCV's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 as the bracketed numbered exhibits.

 (k)            Incorporated by reference to MCV's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 as the bracketed numbered exhibits.

 (*)            Exhibits represent Management Contracts and Compensatory Plans and
                Arrangements.

                                      E-7