Form 10-Q
period 2000-03-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2000-05-08
CIK 869905

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    ------------------


Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MICHIGAN                                                38-2726166
------------------------------                               -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


 100 PROGRESS PLACE, MIDLAND, MICHIGAN                                 48640
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code                (517) 839-6000
                                                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                                                      March 31,
                                                                                         2000             December 31,
ASSETS                                                                               (Unaudited)              1999
                                                                                    ------------       --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                        $    170,624       $      236,205
   Restricted cash and cash equivalents                                                    5,680                5,680
   Accounts and notes receivable                                                         120,869              118,768
   Gas inventory                                                                           5,195               13,478
   Unamortized property taxes                                                             36,500               16,809
   Prepaid expenses and other                                                              4,307                5,968
                                                                                    ------------       --------------
     Total current assets                                                                343,175              396,908
                                                                                    ------------       --------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                       2,422,786            2,421,677
   Pipeline                                                                               21,222               21,222
                                                                                    ------------       --------------
     Total property, plant and equipment                                               2,444,008            2,442,899

   Accumulated depreciation                                                             (729,269)            (711,019)
                                                                                    ------------       --------------
     Net property, plant and equipment                                                 1,714,739            1,731,880
                                                                                    ------------       --------------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                                     139,200              139,803
   Deferred financing costs, net of accumulated amortization of
        $11,663 and $11,425, respectively                                                  6,914                7,152
   Prepaid gas costs, materials and supplies                                              23,927               23,469
                                                                                    ------------       --------------
     Total other assets                                                                  170,041              170,424
                                                                                    ------------       --------------

TOTAL ASSETS                                                                        $  2,227,955       $    2,299,212
                                                                                    ============       ==============

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                         $     76,458       $       59,970
   Interest payable                                                                       36,321               76,119
   Current portion of long-term debt                                                     145,237              139,095
                                                                                    ------------       --------------
     Total current liabilities                                                           258,016              275,184
                                                                                    ------------       --------------

NON-CURRENT LIABILITIES:
   Long-term debt                                                                      1,517,937            1,584,865
   Other                                                                                   1,683                1,546
                                                                                    ------------       --------------
     Total non-current liabilities                                                     1,519,620            1,586,411
                                                                                    ------------       --------------

CONTINGENCIES (Note 6)

TOTAL LIABILITIES                                                                      1,777,636            1,861,595
                                                                                    ------------       --------------

PARTNERS' EQUITY                                                                         450,319              437,617
                                                                                    ------------       --------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                              $  2,227,955       $    2,299,212
                                                                                    ============       ==============



   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)





                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------      --------------
OPERATING REVENUES:
   Capacity                                                                     $       100,823      $       98,493
   Electric                                                                              50,928              55,394
   Steam and other                                                                        4,323               4,236
                                                                                ---------------      --------------

     Total operating revenues                                                           156,074             158,123
                                                                                ---------------      --------------

OPERATING EXPENSES:
   Fuel costs                                                                            70,688              59,795
   Depreciation                                                                          24,505              23,607
   Operations                                                                             4,062               3,712
   Maintenance                                                                            3,399               3,280
   Property and single business taxes                                                     6,474               6,418
   Administrative, selling and general                                                    2,786               2,818
                                                                                ---------------      --------------

     Total operating expenses                                                           111,914              99,630
                                                                                ---------------      --------------

OPERATING INCOME                                                                         44,160              58,493
                                                                                ---------------      --------------

OTHER INCOME (EXPENSE):
   Interest and other income                                                              5,148               4,430
   Interest expense                                                                     (36,606)            (39,100)
                                                                                ---------------      --------------

     Total other income (expense), net                                                  (31,458)            (34,670)
                                                                                ---------------      --------------

NET INCOME                                                                      $        12,702      $       23,823
                                                                                ================     ==============





   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)




                                                                                                   Three Months Ended
                                                                                                     March 31, 2000
                                                                                       -------------------------------------------
                                                                                        General        Limited
                                                                                        Partners       Partners          Total
                                                                                       -----------    -----------     ------------
BALANCE, BEGINNING OF PERIOD                                                           $  369,638      $  67,979      $    437,617


Net income                                                                                 11,058          1,644            12,702


                                                                                       ----------      ---------      ------------

BALANCE, END OF PERIOD                                                                 $  380,696      $  69,623      $    450,319
                                                                                       ==========      =========      ============



   The accompanying condensed notes are an integral part of this statement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    -------------------------------------
                                                                                         2000                  1999
                                                                                    ---------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $        12,702     $          23,823

   Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization                                                             24,743                23,860
   (Increase) decrease in accounts receivable                                                (2,101)               10,529
   Decrease in gas inventory                                                                  8,283                 6,906
   Increase in unamortized property taxes                                                   (19,691)              (20,050)
   Decrease (increase) in prepaid expenses and other                                          1,661                (3,480)
   (Increase) decrease in prepaid gas costs, materials and supplies                            (458)                1,035
   Increase (decrease) in accounts payable and accrued liabilities                           16,488                (1,010)
   Decrease in interest payable                                                             (39,798)              (40,197)
   Increase in other non-current liabilities                                                    137                    91
                                                                                    ---------------     -----------------

     Net cash provided by operating activities                                                1,966                 1,507
                                                                                    ---------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant and equipment                                  (7,364)              (13,435)
                                                                                    ---------------     -----------------

     Net cash used in investing activities                                                   (7,364)              (13,435)
                                                                                    ---------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                        (60,786)              (13,294)
   Maturity of restricted investment securities held-to-maturity                            125,985               162,644
   Purchase of restricted investment securities held-to-maturity                           (125,382)             (158,118)
                                                                                    ---------------     -----------------

     Net cash used in financing activities                                                  (60,183)               (8,768)
                                                                                    ---------------     -----------------

NET DECEASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT
                                                                                            (65,581)              (20,696)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING
   OF PERIOD                                                                                241,885               202,029

                                                                                    ---------------     -----------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF
   PERIOD                                                                           $       176,304     $         181,333
                                                                                    ===============     =================



   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes as contained in the Annual Report on Form 10-K for the year ended December 31, 1999 of Midland Cogeneration Venture Limited Partnership ("MCV") which includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Prior period amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of MCV and its wholly-owned subsidiaries. All material transactions and balances among entities which comprise MCV have been eliminated in the consolidated financial statements.


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

     The Facility was originally designed to provide approximately 1,370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. Subsequent improvements to the Facility have increased net electrical generating capacity to approximately 1,500 MW MCV has entered into three principal energy sales agreements. MCV has contracted to supply up to 1,240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company ("Consumers") under the Power Purchase Agreement ("PPA"), for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). From time to time, MCV enters into other short-term sales agreements for the sale of excess capacity and/or energy available above MCV's internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' honoring its obligations under the PPA with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

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

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the three months ended March 31, 2000, the Facility achieved a Thermal Percentage of 19.1% and a PURPA Efficiency Percentage of 46.9%. The

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2000 and beyond.

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

     At the federal level, MCV filed a complaint in the U.S. District Court for the Western District of Michigan challenging the Restructuring Orders. On July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. The order further provides that the MPSC's prior orders approving the avoided cost rates for MCV take precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies or precludes Consumers' recovery of the avoided costs set for MCV, including but not limited to interpreting or enforcing the Restructuring Orders to preclude them from recovering all or any portion of the avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order and the Commission's August 17, 1999 order are being appealed.

     To date, these restructuring efforts have not negatively impacted MCV's cash flow, but if the MPSC's Restructuring Orders are construed so as to deny cost recovery of above-market PPA costs, and if such order is not reversed on appeal, MCV's cash flows may be negatively impacted in the period after 2007. MCV continues to monitor and participate in these matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV Management cannot, at this time, predict the impact or outcome of these matters.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(2)  SIGNIFICANT ACCOUNTING POLICIES

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of March 31, 2000 and December 31, 1999, have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

     Forward Foreign Exchange Contracts

     An amended service agreement was entered into between MCV and ABB Alstom Power ("ABB Power") (the "amended Service Agreement"), under which ABB Power provides hot gas path parts for MCV's twelve gas turbines through the sixth series of major gas turbine generator ("GTG") inspections, which are expected to be completed by year-end 2008. The payments due to ABB Power under this amended Service Agreement are adjusted annually based on the ratio of the U.S. dollar to Swiss franc currency exchange rate. MCV maintains a foreign currency hedging program to be used only with respect to MCV payments subject to foreign currency exposure under the amended Service Agreement.

     To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV periodically enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting Standards ("SFAS") 52, "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. As of March 31, 2000, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million, with a deferred $50,000 gain recorded in current liabilities. As of December 31, 1999, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $11.0 million, with a deferred $.6 million loss, recorded in prepaid expenses and other.

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

     Cash is deposited with the broker in a margin account, at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $.8 million and $1.6 million as of March 31, 2000 and December 31, 1999, respectively. MCV's deferred gains and losses on futures and options contracts, recorded in current liabilities, will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of March 31, 2000, MCV had net open futures and options contracts of 6.1 Bcf with a deferred gain of $2.1 million. As of December 31, 1999, MCV had net open futures and options contracts of 1.9 Bcf with a deferred loss of $.2 million. In addition, MCV recorded approximately $2.5 million in net deferred gains on contracts closed prior to March 31, 2000, related to 2000 purchase and sales commitments, and had approximately $.6 million in net deferred gains on contracts closed prior to December 31, 1999, related to 2000 purchase and sales commitments.

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

     Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in prepaid expenses and other, was approximately $.5 million and $.3 million, as of March 31, 2000 and December 31, 1999, respectively. As of March 31, 2000, MCV had two separate interest rate swap hedges with a notional amount totaling of $45 million, with various periods of performance ranging between April 1, 1998 through December 1, 2002. The difference between the amounts received and paid under interest rate swap transactions is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement. As of March 31, 2000, MCV recorded an immaterial net gain under the interest rate swap hedges, while for the year ended December 31, 1999, MCV recorded an immaterial net loss under the interest rate swap hedges.

     New Accounting Standard

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is currently being amended to address a limited number of issues. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. MCV expects to adopt the new statement effective January 1, 2001. MCV is continuing to study the impact of SFAS No. 133 and has not yet quantified the effects of adoption on MCV's financial statements.


(3)  RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES
     HELD-TO-MATURITY

     Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):

                                                                                    March 31,           December 31,
                                                                                       2000                 1999
                                                                                  --------------      ----------------
     Current:
     Funds restricted for plant modifications                                     $        5,680      $          5,680
                                                                                  ==============      ================

     Non-current:
     Funds restricted for rental payments pursuant to the Overall
       Lease Transaction                                                          $      137,511      $        138,258

     Funds restricted for management non-qualified plans                                   1,689                 1,545
                                                                                  --------------      ----------------

     Total                                                                        $      139,200      $        139,803
                                                                                  ==============      ================


                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(4)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                                                    March 31,             December 31,
                                                                                       2000                   1999
                                                                                  --------------         --------------
     Accounts payable
      Related parties                                                             $        9,528         $       13,016
      Trade creditors                                                                     34,074                 30,394
     Property and single business taxes                                                   26,696                 12,973
     Other                                                                                 6,160                  3,587
                                                                                  --------------         --------------

     Total                                                                        $       76,458         $       59,970
                                                                                  ==============         ==============


(5)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):                  March 31,             December 31,
                                                                                       2000                   1999
                                                                                  ---------------        ---------------
     Financing obligation, maturing through 2015, effective interest rate of approximately 8.7%, payable in semi-annual installments of principal
     and interest, secured by property, plant and equipment                       $    1,663,174         $    1,723,960

     Less current portion                                                               (145,237)              (139,095)
                                                                                  --------------         --------------

     Total long-term debt                                                         $    1,517,937         $    1,584,865
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

     Interest and fees incurred related to long-term debt arrangements during the three months ended March 31, 2000 and March 31, 1999 were $36.4 million and $38.8 million, respectively. Interest and fees paid for the three months ended March 31, 2000 and March 31, 1999 were $76.1 million and $79.0 million, respectively.

(6)  CONTINGENCIES

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


(7)  PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at March 31, 2000, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of March 31, 2000 and March 31, 1999, and for each of the three month periods ended March 31 (in thousands).


    Equity Partner, Type of Partner     Equity
      and Nature of Related Party       Interest   Interest   Party Transactions and Agreements                   2000       1999
------------------------------------------------------------------------------------------------------------------------------------

CMS Midland, Inc.                       $220,656    49.0%     Power purchase agreements                         $147,164    $149,112
 General Partner; wholly-owned                                Purchases under gas transportation agreements        5,721       2,394
 subsidiary of Consumers Energy                               Purchases under spot gas agreements                     34         207
 Company (formerly Consumers                                  Purchases under gas supply agreements                3,504       1,073
 Power Company)                                               Gas storage agreement                                  641         641
                                                              Land lease/easement agreements                         150         150
                                                              Accounts receivable                                 51,938      46,192
                                                              Accounts payable                                     5,242       3,109
                                                              Sales under spot gas agreements                      1,443         297

The Dow Chemical Company                  46,761     7.5      Steam and electric power agreement                   7,607       8,290
 Limited Partner                                              Steam purchase agreement - Dow Corning Corp
                                                                  (affiliate)                                      1,135       1,099
                                                              Purchases under demineralized water supply
                                                                  agreement                                        1,903       1,710
                                                              Accounts receivable                                  2,726       2,341
                                                              Accounts payable                                       662         609
                                                              Standby and backup fees                                167         164

Source Midland Limited Partnership        76,209    18.1      SMLP - Under Ownership of MCN Energy Group Inc.
 ("SMLP") General Partner; owned by                           Purchases under gas supply agreements                   --       2,528
 subsidiaries of The Coastal                                  Accounts payable                                        --         951
 Corporation (2)                                              Partner cash withdrawal (including accrued
                                                                interest) (1)                                         --      18,583

                                                              SMLP - UnderOwnership of Coastal
                                                              See related party activity listed under Coastal
                                                                Midland, Inc.

Coastal Midland, Inc. ("Coastal")         45,725    10.9      Purchase under gas transportation agreements         3,320       3,403
 General Partner; wholly-owned                                Purchases under spot gas agreement                   3,287         574
 subsidiary of The Coastal Corporation                        Purchases under gas supply agreement                 1,566         513
                                                              Gas agency agreement                                   536         338
                                                              Deferred reservation charges under gas
                                                                purchase agreement                                 6,895       5,910
                                                              Accounts receivable                                    856          --
                                                              Accounts payable                                     3,624       2,491
                                                              Sales under spot gas agreements                      2,401           9
                                                              Partner cash withdrawal (including accrued
                                                                interest) (1)                                     45,436      16,371

MEI Limited Partnership ("MEI") (2)                           MEI - Under Ownership of Coastal and SMLP
 A General and Limited Partner; owned by                      See related party activity listed under Coastal
 subsidiaries of  The Coastal Corporation                       Midland, Inc. and Source Midland Limited
                                                                Partnership
   General Partnership Interest           38,106     9.1
   Limited Partnership Interest            3,810      .9


Micogen Limited Partnership               19,051     4.5      See related party activity listed under
 ("MLP") Limited Partner, owned                                 Coastal Midland, Inc.
 by subsidiaries of The Coastal
 Corporation


Alanna Corporation                         1 (3)  .00001      Note receivable                                          1           1
 Limited Partner; wholly-owned
 Subsidiary of Alanna Holdings
 Corporation


               MIDLAND COGENERATIOIN VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     Footnotes to Partners' Equity and Related Party Transactions

     (1) Letters of credit have been issued and recorded as notes receivables from various equity partners, pursuant to the Participation Agreement. In the case of SMLP, the amount includes their share of the cash available to MEI Limited Partnership ("MEI"). In the case of Coastal Midland, Inc. ("Coastal"), the amount includes their share of cash available to both MEI and Micogen Limited Partnership ("MLP").
     (2) On January 5, 2000, wholly-owned subsidiaries of The Coastal Corporation acquired all of the partnership interests in SMLP and the remaining 50% interest in MEI from MCN Energy Group Inc. ("MCN"). All SMLP related party activity under the ownership of MCN is for the period ended March 31, 1999 and as of March 31, 1999.
     (3) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

       Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1999 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                           -----------------------------------------
                                                                                 2000                     1999
                                                                           -----------------         ---------------
Operating Revenues                                                           $       156,074         $       158,123

Capacity Revenue                                                             $       100,823         $        98,493
   PPA Contract Capacity (MW)                                                          1,240                   1,240
   Billed PPA Availability (1)                                                          98.5%                   98.5%

Electric Revenue                                                                      50,928         $        55,394
   PPA Delivery as a Percentage of Contract Capacity                                    88.2%                   79.3%
   PPA, SEPA and Other Electric Deliveries (MWh)                                   2,450,850               2,289,402
   Average PPA Variable Energy Rate ($/MWh)                                  $         15.70         $         16.37
   Average PPA Fixed Energy Rate ($/MWh)                                     $          3.50         $          3.60

Steam Revenue                                                                $         4,323         $         4,236
   Steam Deliveries (Mlbs)                                                         1,723,100               1,757,860


(1) As part of the settlement agreement which became effective January 1, 1999 between MCV and Consumers, among other things, MCV agreed not to bill Consumers for PPA availability greater than 98.5% in each calendar year.

Comparison of the Three Months ended March 31, 2000 and 1999

Overview

For the first quarter of 2000, MCV recorded net income of $12.7 million as compared to net income of $23.8 million for the first quarter of 1999. The earnings decrease for the first quarter of 2000 compared to 1999 is primarily due to the first quarter 1999 recognition of a one-time net $6.4 million increase in operating revenues due to a settlement agreement between MCV and Consumers, effective January 1, 1999 ("Settlement Agreement"). Also contributing to this earnings decrease was increased fuel costs, lower energy rates under the PPA and higher depreciation. This earnings decrease was partially offset by lower interest expense on MCV's financing obligation and increased capacity revenue.

Operating Revenues

For the first quarter of 2000, MCV's operating revenues decreased $2.0 million from the first quarter of 1999. This decrease is due primarily to the first quarter 1999 recognition of a one-time net $6.4 million increase in operating revenues due to the Settlement Agreement between MCV and Consumers, which resolves (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all of the previously disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA. Also contributing to the earnings decrease was lower energy rates under the PPA with Consumers. This decrease was partially offset by an increase in the electric dispatch and higher capacity revenue under the PPA with Consumers.

Operating Expenses

For the first quarter of 2000, MCV's operating expenses were $111.9 million, which includes $70.7 million of fuel costs. During this period, MCV purchased approximately 20.2 billion cubic feet ("bcf") of natural gas, and a net 2.6 bcf was drawn from gas in storage and used for transportation fuel. During this same period, MCV consumed 23.2 bcf, of which .4 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first quarter of 2000 was $2.64 per million British thermal units ("MMBtu"). For the first quarter of 1999, MCV's operating expenses were $99.6 million, which includes $59.8 million of fuel costs. During this period, MCV purchased approximately 18.8 bcf of natural gas, and a net 1.6 bcf was drawn from gas in storage and used for transportation fuel. During this same period, MCV consumed 20.9 bcf, of which .5 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first quarter of 1999 was $2.40 per MMBtu. Fuel costs for the first quarter of 2000 compared to 1999 increased by $10.9 million. This fuel cost increase was due to higher natural gas prices in the short-term market and an increase in the electric dispatch by Consumers under the PPA.

For the first quarter of 2000, operating expenses other than fuel costs increased $1.4 million from the first quarter of 1999, primarily resulting from higher depreciation expense associated with equipment upgrades installed over the past two years. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income in the first quarter of 2000 compared to 1999 reflects higher interest rates on MCV's investments. The decrease in interest expense in the first quarter of 2000 from the first quarter of 1999 is due to a lower principal balance on MCV's financing obligation.

Market Risk Sensitivity

Market risks relating to MCV's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described below. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based upon quoted market prices. The information presented below should be read in conjunction with Note 2, " Significant Accounting Policies" and Note 5, "Long-Term Debt" to the Condensed Notes to Unaudited Consolidated Financial Statements of MCV.

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

In addition, to manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of March 31, 2000 have original maturity dates of less than one year.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at March 31, 2000:


                                                                Expected Maturity Date
                           --------------------------------------------------------------------------------------------------
                              2000        2001        2002        2003        2004     Thereafter     Total      Fair Value
                              ----        ----        ----        ----        ----     ----------     -----      ----------
Debt:
Long-Term Debt Fixed
Rate                         $288.6      $292.2      $309.2      $214.0      $247.9      $1,542.6     $2,894.5       N/A
    (in millions)
Avg. Interest Rate              8.7%        8.7%        8.7%        8.7%        8.7%          8.7%         8.7%

Interest Rate Swaps:
Variable to Fixed            $ 25.0                                                                                 $ .1
    (in millions)
Avg. Pay Rate                  6.82%
Avg. Receive Rate              6.32%
Floating to Floating                                 $ 20.0                                                         $ .5
    (in millions)
Avg. Pay Rate                                          7.00%
Avg. Receive Rate                                      8.34%

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

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from two to seven months. The table presents the carrying amounts and fair values at March 31, 2000:

                                                                Expected Maturity in 2000               Fair Value
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy                                     489                               --
Contract Volumes (10,000 MMBtu) Short/Sold                                   (15)                              --
Weighted Average Price Long (per 10,000 MMBtu)                            $2.526                           $2.953
Weighted Average Price Short (per 10,000 MMBtu)                           $2.908                           $2.945
Contract Amount ($US in Millions)                                         $ 11.9                           $ 14.0

Option Contracts:
Contract Volumes (10,000 MMBtu) Short/Sold                                   131                               --
Weighted Average Price Short (per 10,000 MMBtu)                           $0.167                           $0.134
Contract Amount ($US in Millions)                                         $   .2                           $   .2

Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with ABB Power. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts which are entered into have maturity dates of less than one year. As of March 31, 2000, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million, with a deferred $50,000 gain.

Liquidity and Financial Resources

During the three months ended March 31, 2000 and 1999, net cash generated by MCV's operations was $2.0 million and $1.5 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next fifteen years. In January 2000 and 1999, MCV paid the basic rent requirements of $136.9 million and $92.3 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At March 31, 2000, the borrowing base was $47.3 million. The Working Capital Facility term currently extends to August 31, 2001. MCV did not utilize the Working Capital Facility during the first three months of 2000, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of March 31, 2000, there was $315.5 million (which includes $63.9 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Operating Outlook. During the first quarter of 2000, approximately 70% of PPA revenues were capacity payments which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a Settlement Agreement between MCV and Consumers, which was effective January 1, 1999. Actual PPA availability was 99.1% for the first quarter of 2000, 99.7% in 1999 and 99.4% in 1998.
Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through March 2000, the unit energy charge (fixed and variable) paid to MCV has declined by 16.5%, while the average unit variable cost of delivered fuel for the period 1990 - 1999, has risen by 13.8%. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel (contract prices generally escalate at a fixed price, a fixed price with an escalator, an index based on Consumers' energy charges under the PPA, or a combination thereof).

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

On July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. The order further provides that the MPSC's prior orders approving the avoided cost rates for MCV take precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies or precludes Consumers' recovery of the avoided costs set for MCV, including but not limited to interpreting or enforcing the Restructuring Orders to preclude them from recovering all or any portion of the avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order and the Commission's August 17, 1999 order are being appealed. The Michigan legislature has also begun the process to consider electric industry restructuring and deregulation. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these administrative, judicial and legislative proceedings.

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

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1999, MCV achieved an Efficiency Percentage of 47.0% and a Thermal Percentage of 18.0%. During the first three months of 2000, MCV achieved an Efficiency Percentage of 46.9% and a Thermal Percentage of 19.1%.

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

                           PART II. OTHER INFORMATION


                            Item 1. Legal Proceedings


The discussion below is limited to an update of events or developments that have occurred in various judicial and administrative proceedings. A complete summary of all outstanding issues is fully described in MCV's Form 10-K for the year ended December 31, 1999.

Property Tax Appeal

MCV has filed property tax appeals contesting the assessed value of MCV's property for the years 1997 and 1998 and the taxable value for 1999, which are pending before the Michigan Tax Tribunal. MCV will likely appeal its 2000 property taxes. MCV Management cannot predict the outcome of these proceedings.

                    Item 6. Exhibits and Reports on Form 8-K


a.)  List of Exhibits

              (27)Financial Data Schedule

b.)  Reports on Form 8-K

     Current report dated January 5, 2000, covering matters reported pursuant to
     Item 5, "Other Events."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             MIDLAND COGENERATION VENTURE
                                                 LIMITED PARTNERSHIP
                                             ----------------------------
                                                      (Registrant)




Dated:  May 8, 2000                    /s/ James M. Kevra
        -----------                    -----------------------------------------
                                                       James M. Kevra
                                           President and Chief Executive Officer




Dated:  May 8, 2000                    /s/ James M. Rajewski
        -----------                    -----------------------------------------
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