Form 10-Q
period 2000-06-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2000-08-09
CIK 869905

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended June 30, 2000


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                         to
                               -----------------------   ----------------------


Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MICHIGAN                                   38-2726166
------------------------------------        ------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)


       100 PROGRESS PLACE, MIDLAND, MICHIGAN                      48640
---------------------------------------------------       ----------------------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code        (517) 839-6000
                                                        ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                                                                 June 30,
                                                                                                   2000               December 31,
                                                                                               (Unaudited)                1999
                                                                                             ---------------         --------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                                                     $   222,775            $   236,205
   Restricted cash and cash equivalents                                                                5,699                  5,680
   Accounts and notes receivable                                                                     126,683                118,768
   Gas inventory                                                                                      16,423                 13,478
   Unamortized property taxes                                                                         30,037                 16,809
   Prepaid expenses and other                                                                          4,576                  5,968
                                                                                                 ------------           ------------
     Total current assets                                                                            406,193                396,908
                                                                                                 ------------           ------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                                   2,424,266              2,421,677
   Pipeline                                                                                           21,222                 21,222
                                                                                                 ------------           ------------
     Total property, plant and equipment                                                           2,445,488              2,442,899

   Accumulated depreciation                                                                         (748,353)              (711,019)
                                                                                                 ------------           ------------
     Net property, plant and equipment                                                             1,697,135              1,731,880
                                                                                                 ------------           ------------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                                                 140,008                139,803
   Deferred financing costs, net of accumulated amortization of
        $11,905 and $11,425, respectively                                                             12,232                  7,152
   Prepaid gas costs, materials and supplies                                                          23,484                 23,469
                                                                                                 ------------           ------------
     Total other assets                                                                              175,724                170,424
                                                                                                 ------------           ------------

TOTAL ASSETS                                                                                     $ 2,279,052            $ 2,299,212
                                                                                                 ============           ============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                                      $    81,941            $    59,970
   Interest payable                                                                                   64,030                 76,119
   Current portion of long-term debt                                                                 145,237                139,095
                                                                                                 ------------           ------------
     Total current liabilities                                                                       291,208                275,184
                                                                                                 ------------           ------------

NON-CURRENT LIABILITIES:
   Long-term debt                                                                                  1,517,937              1,584,865
   Other                                                                                               1,714                  1,546
                                                                                                 ------------           ------------
     Total non-current liabilities                                                                 1,519,651              1,586,411
                                                                                                 ------------           ------------

CONTINGENCIES (Note 6)

TOTAL LIABILITIES                                                                                  1,810,859              1,861,595
                                                                                                 ------------           ------------

PARTNERS' EQUITY                                                                                     468,193                437,617
                                                                                                 ------------           ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                                           $ 2,279,052            $ 2,299,212
                                                                                                 ============           ============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)



                                                       Three Months Ended                        Six Months Ended
                                                            June 30,                                 June 30,
                                               -----------------------------------     --------------------------------------
                                                   2000                1999                 2000                  1999
                                               --------------     ----------------     ----------------     -----------------
OPERATING REVENUES:
   Capacity                                    $     102,269      $      101,974       $      203,092       $       200,467
   Electric                                           50,279              47,065              101,207               102,459
   Steam                                               3,401               3,060                7,724                 7,296
                                               --------------     ---------------      ---------------      ----------------

     Total operating revenues                        155,949             152,099              312,023               310,222
                                               --------------     ---------------      ---------------      ----------------

OPERATING EXPENSES:
   Fuel costs                                         64,119              58,150              134,807               117,945
   Depreciation                                       24,384              23,892               48,889                47,499
   Operations                                          3,750               3,642                7,812                 7,354
   Maintenance                                         3,280               2,965                6,679                 6,245
   Property and single business taxes                  6,467               6,469               12,941                12,887
   Administrative, selling and general                 2,069               2,221                4,855                 5,039
                                               --------------     ---------------      ---------------      ----------------

     Total operating expenses                        104,069              97,339              215,983               196,969
                                               --------------     ---------------      ---------------      ----------------

OPERATING INCOME                                      51,880              54,760               96,040               113,253
                                               --------------     ---------------      ---------------      ----------------

OTHER INCOME (EXPENSE):
   Interest and other income                           6,237               4,905               11,385                 9,335
   Interest expense                                  (40,243)            (39,816)             (76,849)              (78,916)
                                               --------------     ---------------      ---------------      ----------------

     Total other income (expense), net               (34,006)            (34,911)             (65,464)              (69,581)
                                               --------------     ---------------      ---------------      ----------------

NET INCOME                                     $      17,874      $       19,849       $       30,576       $        43,672
                                               ==============     ===============      ===============      ================


    The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)


                                                                                               Six Months Ended
                                                                                                June 30, 2000
                                                                                -----------------------------------------------
                                                                                   General          Limited
                                                                                  Partners         Partners           Total
                                                                                -------------    ------------     -------------

BALANCE, BEGINNING OF PERIOD                                                    $   369,638      $    67,979      $   437,617


Net income                                                                           26,620            3,956           30,576


                                                                                -------------    ------------     -------------

BALANCE, END OF PERIOD                                                          $   396,258      $    71,935      $   468,193
                                                                                =============    ============     =============


    The accompanying condensed notes are an integral part of this statement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                    --------------------------------------
                                                                                          2000                  1999
                                                                                    ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $        30,576      $         43,672

   Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization                                                             49,369                48,011
   Increase in accounts receivable                                                           (7,915)                 (644)
   Increase in gas inventory                                                                 (2,945)               (1,046)
   Increase in unamortized property taxes                                                   (13,228)              (13,710)
   Decrease in prepaid expenses and other                                                     1,392                   366
   Increase in prepaid gas costs, materials and supplies                                        (15)               (3,562)
   Increase in accounts payable and accrued liabilities                                      21,971                 4,585
   Decrease in interest payable                                                             (12,089)                 (587)
   Increase in other non-current liabilities                                                    168                   114
                                                                                    ----------------     -----------------

     Net cash provided by operating activities                                               67,284                77,199
                                                                                    ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant and equipment                                 (14,144)              (28,943)
                                                                                    ----------------     -----------------

     Net cash used in investing activities                                                  (14,144)              (28,943)
                                                                                    ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                        (60,786)              (13,294)
   Debt refinancing costs                                                                    (5,560)                    -
   Maturity of restricted investment securities held-to-maturity                            161,369               215,217
   Purchase of restricted investment securities held-to-maturity                           (161,574)             (211,645)
                                                                                    ----------------     -----------------

     Net cash used in financing activities                                                  (66,551)               (9,722)
                                                                                    ----------------     -----------------

NET INCREASE (DECEASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH
   - CURRENT                                                                                (13,411)               38,534

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING
   OF PERIOD                                                                                241,885               202,029

                                                                                    ----------------     -----------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF
   PERIOD                                                                           $       228,474      $        240,563
                                                                                    ================     =================


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

     For the six months ended June 30, 2000, the Facility achieved a Thermal Percentage of 17.7% and a PURPA Efficiency Percentage of 47.0%. The loss of QF status could, among other things, cause the Facility to lose its

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2000 and beyond.

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

     At both the state and federal level, efforts continue to restructure the electric industry. One significant issue to MCV is the issue of stranded assets or transition cost recovery by utilities for PPA charges. At the state level, the MPSC entered a series of orders from June 5, 1997 through February 11, 1998 (collectively the "Restructuring Orders"), mandating that utilities "wheel" third-party power to the utilities' customers, thus permitting customers to choose their power provider. MCV, as well as others, filed an appeal in the Michigan Court of Appeals to protect against denial of recovery by Consumers of PPA charges. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow such recovery by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 1999, the Michigan Supreme Court issued an opinion in the appeal of an order in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While the Michigan Supreme Court Order was not directed at the Restructuring Orders, the MPSC has effectively applied it to them by entering an order on August 17, 1999, making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. On September 1, 1999, Consumers filed a statement with the MPSC stating that it intends to voluntarily implement the Restructuring Orders. In June 2000, the state of Michigan enacted legislation which, among other things, essentially codified the Restructuring Orders being voluntarily implemented by Consumers. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QF's (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded (transition) costs including PPA charges.

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

     MCV continues to monitor and participate in these industry restructuring matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV Management cannot, at this time, predict the impact or outcome of these matters.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(2)  SIGNIFICANT ACCOUNTING POLICIES

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of June 30, 2000 and December 31, 1999, have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

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

     To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV periodically enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting Standards ("SFAS") 52, "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. As of June 30, 2000, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with a deferred $.4 million gain recorded in current liabilities. As of December 31, 1999, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $11.0 million, with a deferred $.6 million loss, recorded in prepaid expenses and other.

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

     Cash is deposited with the broker in a margin account, at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $.5 million and $1.6 million as of June 30, 2000 and December 31, 1999, respectively. MCV's deferred gains and losses on futures and options contracts, recorded in current liabilities, will be offset by the corresponding underlying physical transaction and then included in operating expenses as part of fuel cost in the same period the natural gas is burned to operate the Facility. As of June 30, 2000, MCV had net open futures and options contracts of 7.8 Bcf with a deferred gain of $4.2 million. As of December 31, 1999, MCV had net open futures and options contracts of 1.9 Bcf with a deferred loss of $.2 million. In addition, MCV recorded approximately $1.5 million in net deferred gains on contracts closed prior to June 30, 2000, related to 2000 and 2001 purchase and sales commitments, and had approximately $.6 million in net deferred gains on contracts closed prior to December 31, 1999, related to 2000 purchase and sales commitments.

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

     Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in prepaid expenses and other, was approximately $.7 million and $.3 million, as of June 30, 2000 and December 31, 1999, respectively. As of June 30, 2000, MCV had two separate interest rate swap hedges with a notional amount totaling of $45 million, with various periods of performance ranging between April 1, 1998 through December 1, 2002. The difference between the amounts received and paid under interest rate swap transactions is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement. As of June 30, 2000, MCV recorded a net loss under the interest rate swap hedges of approximately $66,200, while for the year ended December 31, 1999, MCV recorded a net loss under the interest rate swap hedges of approximately $42,000.

     New Accounting Standard

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended in June 2000 by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133." This amendment addresses a limited number of issues causing implementation difficulties for entities applying Statement
     133. In addition, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. MCV expects to adopt the new statement effective January 1, 2001. MCV is continuing to study the impact of SFAS No. 133 and has not yet quantified the effects of adoption on MCV's financial statements.


(4)  RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES
     HELD-TO-MATURITY

     Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):

                                                                                    June 30,           December 31,
                                                                                      2000                 1999
                                                                                  --------------      ----------------
     Current:
     -------
     Funds restricted for plant modifications                                     $        5,699      $          5,680
                                                                                  ==============      ================

     Non-current:
     -----------
     Funds restricted for rental payments pursuant to the Overall
       Lease Transaction                                                          $      138,287      $        138,258


     Funds restricted for management non-qualified plans                                   1,721                 1,545
                                                                                  --------------      ----------------

     Total                                                                        $      140,008      $        139,803
                                                                                  ==============      ================

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(4)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                                                     June 30,             December 31,
                                                                                       2000                   1999
                                                                                  ---------------        ---------------
     Accounts payable
      Related parties                                                             $        9,698         $       13,016
      Trade creditors                                                                     37,862                 30,394
     Property and single business taxes                                                   26,652                 12,973
     Other                                                                                 7,729                  3,587
                                                                                  ---------------        ---------------

     Total                                                                        $       81,941         $       59,970
                                                                                  ===============        ===============


(5)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):

                                                                                     June 30,             December 31,
                                                                                       2000                   1999
                                                                                  ---------------        ---------------
     Financing obligation, maturing through 2015, effective interest rate of approximately 8.3%, payable in semi-annual installments of principal
     and interest, secured by property, plant and equipment                       $    1,663,174         $    1,723,960

     Less current portion                                                               (145,237)              (139,095)
                                                                                  ---------------        ---------------

     Total long-term debt                                                         $    1,517,937         $    1,584,865
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

     On June 15, 2000, MCV closed on the sale of $200 million of tax-exempt bonds, the proceeds of which were used on July 24, 2000 to refund a like amount of previously issued bonds. The refinancing of this portion of the outstanding debt has lowered MCV's effective interest rate on its long-term debt arrangement from approximately 8.7% to 8.3%, which is still scheduled to mature in year 2015.

     Interest and fees incurred related to long-term debt arrangements during the six months ended June 30, 2000 and June 30, 1999 were $73.5 million and $78.5 million, respectively. In addition, MCV expensed approximately $2.8 million of costs associated with MCV's refinancing of its tax-exempt bonds in June 2000. Interest and fees paid for the six months ended June 30, 2000 and June 30, 1999 were $76.2 million and $79.1 million, respectively.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(7)  PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at June 30, 2000, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of June 30, 2000 and June 30, 1999, and for each of the six month periods ended June 30 (in thousands).

  Equity Partner, Type of Partner    Equity
    and Nature of Related Party     Interest   Interest   Party Transactions and Agreements                      2000        1999
------------------------------------------------------------------------------------------------------------------------------------
CMS Midland, Inc.                   $229,414     49.0%    Power purchase agreements                            $294,542    $293,967
 General Partner; wholly-owned                            Purchases under gas transportation agreements          11,668       8,438
 subsidiary of Consumers Energy                           Purchases under spot gas agreements                     2,155         207
 Company (formerly Consumers                              Purchases under gas supply agreements                   5,756       3,454
 Power Company)                                           Gas storage agreement                                   1,282       1,282
                                                          Land lease/easement agreements                            300         300
                                                          Accounts receivable                                    47,465      46,309
                                                          Accounts payable                                        6,449       7,036
                                                          Sales under spot gas agreements                         3,586         408

The Dow Chemical Company              48,101      7.5     Steam and electric power agreement                     14,706      13,717
 Limited Partner                                          Steam purchase agreement - Dow Corning Corp             1,936       1,817
                                                           (affiliate)
                                                          Purchases under demineralized water supply              3,611       3,217
                                                           agreement
                                                          Accounts receivable                                     2,904       2,336
                                                          Accounts payable                                          571         511
                                                          Standby and backup fees                                   335         326

Source Midland Limited Partnership    79,449     18.1     SMLP - Under Ownership of MCN Energy Group Inc.
 ("SMLP") General Partner; owned by                       Purchases under spot gas supply agreements               --         2,116
 subsidiaries of The Coastal                              Purchases under gas supply agreements                    --         6,012
 Corporation (2)                                          Accounts receivable                                      --           777
                                                          Accounts payable                                         --         1,641
                                                          Sales under spot gas agreements                          --         2,478
                                                          Partner cash withdrawal (including accrued               --        23,294
                                                          interest) (1)

                                                          SMLP - Under Ownership of Coastal
                                                          See related party activity listed under Coastal
                                                           Midland, Inc.

Coastal Midland, Inc. ("Coastal")     47,669     10.9     Purchase under gas transportation agreements            6,690       6,813
 General Partner; wholly-owned                            Purchases under spot gas agreement                      4,520       2,501
 subsidiary of The Coastal                                Purchases under gas supply agreement                    2,082       1,485
 Corporation                                              Gas agency agreement                                    1,010         801
                                                          Deferred reservation charges under gas                  6,895       5,910
                                                           purchase agreement
                                                          Accounts payable                                        2,678       3,820
                                                          Accounts receivable                                      --           740
                                                          Sales under spot gas agreements                         2,471          31
                                                          Partner cash withdrawal (including accrued             46,170      20,552
                                                           interest) (1)


MEI Limited Partnership ("MEI") (2)                       MEI - Under Ownership of Coastal and SMLP
A General and Limited Partner;                            See related party activity listed under
 owned by subsidiaries of                                  Coastal Midland, Inc.
 The Coastal Corporation                                   and Source Midland Limited Partnership
     General Partnership Interest     39,726      9.1
     Limited Partnership Interest      3,972       .9

Micogen Limited Partnership           19,861      4.5     See related party activity listed under
 ("MLP") Limited Partner, owned                            Coastal Midland, Inc.
 by subsidiaries of The Coastal
 Corporation


Alanna Corporation                      1 (3)  .00001     Note receivable                                             1           1
 Limited Partner; wholly-owned
 subsidiary of Alanna Holdings
 Corporation

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Footnotes to Partners' Equity and Related Party Transactions

     (1) Letters of credit have been issued and recorded as notes receivables from various equity partners, pursuant to the Participation Agreement. In the case of SMLP, the amount includes their share of the cash available to MEI Limited Partnership ("MEI"). In the case of Coastal Midland, Inc. ("Coastal"), the amount includes their share of cash available to both MEI and Micogen Limited Partnership ("MLP").
     (2) On January 5, 2000, wholly-owned subsidiaries of The Coastal Corporation acquired all of the partnership interests in SMLP and the remaining 50% interest in MEI from MCN Energy Group Inc. ("MCN"). All SMLP related party activity under the ownership of MCN is for the period ended June 30, 1999 and as of June 30, 1999.
     (3) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

       Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1999 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                           -----------------------------     --------------------------------
                                                               2000             1999             2000               1999
                                                           -------------    ------------     ------------      --------------
Operating Revenues                                         $    155,949     $   152,099      $   312,023       $     310,222

Capacity Revenue                                           $    102,269     $   101,974      $   203,092       $     200,467
   PPA Contract Capacity (MW)                                     1,240           1,240            1,240               1,240
   Billed PPA Availability (1)                                    98.5%           98.5%            98.5%               98.5%

Electric Revenue                                           $     50,279     $   47,065       $   101,207       $     102,459
   PPA Delivery as a Percentage of Contract Capacity              84.6%           78.4%            86.4%               78.9%
   PPA, SEPA and Other Electric Deliveries (MWh)              2,465,709       2,285,755        5,027,280           4,577,024
   Average PPA Variable Energy Rate ($/MWh)                $      15.71     $     16.07      $     15.70       $       16.22
   Average PPA Fixed Energy Rate ($/MWh)                   $       3.60     $      3.50      $      3.55       $        3.55

Steam Revenue                                              $      3,401     $     3,060      $     7,724       $       7,296
   Steam Deliveries (Mlbs)                                    1,358,820       1,314,420        3,081,920           3,072,280

(1) As part of the settlement agreement which became effective January 1, 1999 between MCV and Consumers, among other things, MCV agreed not to bill Consumers for PPA availability greater than 98.5% in each calendar year.

Comparison of the Three Months ended June 30, 2000 and 1999

Overview

For the second quarter of 2000, MCV recorded net income of $17.9 million as compared to net income of $19.8 million for the second quarter of 1999. The earnings decrease for the second quarter of 2000 compared to 1999 is primarily due to increased fuel costs and expenses arising from MCV's refinancing of its tax-exempt bonds in June 2000. This earnings decrease was partially offset by lower interest expense on MCV's financing obligation.

Operating Revenues

For the second quarter of 2000, MCV's operating revenues increased $3.9 million from the second quarter of 1999. This increase is due primarily to an increase in the electric dispatch, partially offset by lower energy rates under the PPA.

Operating Expenses

For the second quarter of 2000, MCV's operating expenses were $104.0 million, which includes $64.1 million of fuel costs. During this period, MCV purchased approximately 24.8 billion cubic feet ("Bcf") of natural gas, and a net 3.3 Bcf was injected into storage and used for transportation fuel. During this same period, MCV consumed 21.9 Bcf, of which .4 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the second quarter of 2000 was $2.65 per million British thermal units ("MMBtu"). For the second quarter of 1999, MCV's operating expenses were $97.3 million, which includes $58.1 million of fuel costs. During this period, MCV purchased approximately 23.3 Bcf of natural gas, and a net 3.7 Bcf was injected into storage and used for transportation fuel. During this same period, MCV consumed 20.0 Bcf, of which .4 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the second quarter of 1999 was $2.40 per MMBtu. Fuel costs for the second quarter of 2000 compared to 1999 increased by $6.0 million. This fuel cost increase was due to higher natural gas prices and an increase in the electric dispatch by Consumers under the PPA.

For the second quarter of 2000, operating expenses other than fuel costs increased $.7 million from the second quarter of 1999, primarily resulting from higher depreciation expense associated with equipment upgrades installed over the past two years. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income in the second quarter of 2000 compared to 1999 reflects higher interest rates on MCV's investments. The increase in interest expense in the second quarter of 2000 from the second quarter of 1999 is due to the expenses associated with MCV's refinancing of its tax-exempt bonds in June 2000, partially offset by a lower principal balance on MCV's financing obligation.

Comparison of the Six Months ended June 30, 2000 and 1999

Overview

For the first six months of 2000, MCV recorded net income of $30.6 million as compared to net income of $43.7 million for the first six months of 1999. The earnings decrease for the first six months of 2000 compared to 1999 is largely due to two one-time events, the 1999 recognition of a net $6.4 million increase in operating revenues due to a settlement agreement between MCV and Consumers, effective January 1, 1999 ("Settlement Agreement") as well as expenses arising from MCV's refinancing of its tax-exempt bonds in June 2000. Also contributing to this earnings decrease were increased fuel costs due to higher natural gas prices and lower energy rates under the PPA. This earnings decrease was partially offset by lower interest expense on MCV's financing obligation, increased capacity revenue under the PPA and increased interest income on MCV's investments.

Operating Revenues

For the first six months of 2000, MCV's operating revenues increased $1.8 million from the first six months of 1999. This increase is due primarily to an increase in the electric dispatch and higher capacity revenue under the PPA with Consumers. This increase is partially offset by the first quarter 1999 recognition of a one-time net $6.4 million increase in operating revenues due to the Settlement Agreement between MCV and Consumers, which resolves (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all of the previously disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA. Also decreasing earnings was lower energy rates under the PPA with Consumers.

Operating Expenses

For the first six months of 2000, MCV's operating expenses were $216.0 million, which includes $134.8 million of fuel costs. During this period, MCV purchased approximately 45.0 Bcf of natural gas, and a net .7 Bcf was drawn from gas in storage and used for transportation fuel. During this same period, MCV consumed
45.1 Bcf, of which .8 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first six months of 2000 was $2.64 per MMBtu. For the first six months of 1999, MCV's operating expenses were $197.0 million, which includes $117.9 million of fuel costs. During this period, MCV purchased approximately 42.2 Bcf of natural gas, and a net 2.1 Bcf was placed in storage and used for transportation fuel. During this same period, MCV consumed 41.0 Bcf, of which .9 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first six months of 1999 was $2.40 per MMBtu. Fuel costs for the first six months of 2000 compared to 1999 increased by $16.9 million. This fuel cost increase was due to higher natural gas prices in both the MCV's long-term gas agreements and in the short-term market and an increase in the electric dispatch by Consumers under the PPA.

For the first six months of 2000, operating expenses other than fuel costs increased $2.1 million from the first six months of 1999, primarily resulting from higher depreciation expense associated with equipment upgrades installed over the past two years. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income in the first six months of 2000 compared to 1999 reflects higher interest rates on MCV's investments. The decrease in interest expense in the first six months of 2000 from the first six months of 1999 is due to a lower principal balance on MCV's financing obligation, partially offset by the expenses arising form MCV's refinancing of its tax-exempt bonds in June 2000.

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

Interest Rate Risks. In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements ("Overall Lease Transaction") with a lessor group, related to substantially all of MCV's fixed assets. In accordance with SFAS No. 98, "Accounting For Leases," the sale and leaseback transaction has been accounted for as a financing arrangement. Under the terms of the Overall Lease Transaction, MCV sold undivided interests in all of the fixed assets of the Facility for approximately $2.3 billion, to the Owner Trusts established for the benefit of the Owner Participants. The financing arrangement, entered into for a term of 25 years, maturing in 2015, had an effective interest rate of approximately 8.7%, payable in semi-annual installments of principal and interest. On June 15, 2000, MCV closed on the sale of $200 million of tax-exempt bonds, the proceeds of which were used on July 24, 2000 to refund a like amount of previously issued bonds. The refinancing of this portion of the outstanding debt has lowered MCV's effective interest rate on its long-term debt arrangement from approximately 8.7% to 8.3%, which is still scheduled to mature in year 2015. Lower interest rates on the recently issued tax-exempt bonds should result in MCV incurring lower interest payments of approximately $5.1 million annually through July 2007, with somewhat smaller savings through the bonds' final maturity in July 2009. Due to the unique nature of the negotiated financing obligation it is impractical to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting this financing obligation.

In addition, to manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of June 30, 2000 have original maturity dates of less than one year.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at June 30, 2000:

                                                                Expected Maturity Date
                           --------------------------------------------------------------------------------------------------
                                                                                                                 Change in
                              2000        2001        2002        2003        2004     Thereafter     Total      Fair Value
                              ----        ----        ----        ----        ----     ----------     -----      ----------
Debt:
----
Long-Term Debt Fixed
Rate                         $151.7      $287.1      $304.1      $208.9      $242.8      $1,521.3     $2,715.9      N/A
    (in millions)
Avg. Interest Rate             8.3%        8.3%        8.3%        8.3%        8.3%          8.3%         8.3%
Interest Rate Swaps:
-------------------
Variable to Fixed             $25.0                                                                                $ (.1)
    (in millions)
Avg. Pay Rate                 7.13%
Avg. Receive Rate             6.32%
Floating to Floating                                  $20.0                                                        $ (.6)
    (in millions)
Avg. Pay Rate                                         7.11%
Avg. Receive Rate                                     8.12%

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

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from one to seven months. The table presents the carrying amounts and fair values at June 30, 2000:

Futures Contracts:                                              Expected Maturity in 2000               Fair Value
-----------------                                               -------------------------               ----------
Contract Volumes (10,000 MMBtu) Long/Buy                                   726                               --
Contract Volumes (10,000 MMBtu) Short/Sold                                (25)                               --
Weighted Average Price Long (per 10,000 MMBtu)                            $3.803                           $4.372
Weighted Average Price Short (per 10,000 MMBtu)                           $4.446                           $4.476
Contract Amount ($US in Millions)                                         $26.5                            $30.6

Option Contracts:                                                          78                                --
-----------------
Contract Volumes (10,000 MMBtu) Short/Sold                                $.118                            $.030
Weighted Average Price Short (per 10,000 MMBtu)                           $.1                              $.02
Contract Amount ($US in Millions)

Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with ABB Power. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts which are entered into have maturity dates of less than one year. As of June 30, 2000, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with a deferred $.4 million gain.

Liquidity and Financial Resources

During the six months ended June 30, 2000 and 1999, net cash generated by MCV's operations was $67.3 million and $77.2 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next fifteen years. In January 2000 and 1999, MCV paid the basic rent requirements of $136.9 million and $92.3 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At June 30, 2000, the borrowing base was $45.1 million. The Working Capital Facility term currently extends to August 31, 2001. MCV did not utilize the Working Capital Facility during the first six months of 2000, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of June 30, 2000, there was $310.9 million (which includes $64.6 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

Outlook

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. The following discussion of the outlook for MCV contains certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 (the "Act"), including without limitation, discussion as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed reflecting MCV's current expectations of the manner in which the various factors discussed therein may affect its business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Accordingly, this "Safe Harbor" Statement contains additional information about such factors relating to the forward-looking statements. There is no assurance that MCV's expectations will be realized or that unexpected events will not have an adverse impact on MCV's business.

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

Operating Outlook. During the first six months of 2000, approximately 70% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a Settlement Agreement between MCV and Consumers, which was effective January 1, 1999. Actual PPA availability was 99.5% for the first six months of 2000, 99.7% in 1999 and 99.4% in 1998. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

Natural Gas. The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. While MCV continues to pursue the acquisition of a portion of its expected fuel supply requirements in future years, MCV recognizes that its existing long term gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of its existing fixed price gas contracts or for gas that may be required by the Facility in excess of the gas that MCV has under contract.

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through June 2000, the unit energy charge (fixed and variable) paid to MCV has declined by 15.6%, while the average unit variable cost of delivered fuel for the period 1990 - 1999, has risen by 13.8%. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel (contract prices generally escalate at a fixed price, a fixed price with an escalator, an index based on Consumers' energy charges under the PPA, or a combination thereof).

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

Michigan Electric Industry Restructuring Proceedings. The MPSC issued orders on June 5, 1997, October 29, 1997, January 14, 1998 and February 11, 1998 (collectively the "Restructuring Orders"). While the Restructuring Orders were not entirely clear, they provided for a transition to a competitive regime whereby electric retail customers would be able to choose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandated that utilities "wheel" third-party power to the utilities' customers. An issue involved in this restructuring which could significantly impact MCV is stranded cost recovery. The Restructuring

Orders allow recovery by utilities (including Consumers) of stranded costs, which include capacity charges from QFs, including MCV, previously approved by the MPSC, incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) is limited to customers who chose an alternative power supplier and are only paid for the period 1998 through 2007 (MCV's PPA expires in 2025). Customers who chose to remain power supply customers of Consumers will continue to pay capacity charges as part of rates charged by Consumers, subject to MPSC rate regulation. The Restructuring Orders do not otherwise specifically address the recovery of PPA capacity charges after 2007.

In the restructuring cases before the MPSC, MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA from all customers. MCV, as well as others, filed appeals in state and federal courts challenging the Restructuring Orders. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow such recovery by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 1999, the Michigan Supreme Court issued an opinion in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While the Michigan Supreme Court Order was not directed at the Restructuring Orders, the MPSC has effectively applied it to them by entering an order on August 17, 1999, making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. On September 1, 1999, Consumers filed a statement with the MPSC stating that it intends to voluntarily implement the Restructuring Orders. In May 2000, the state of Michigan enacted legislation which, among other things, essentially codified the Restructuring Orders being voluntarily implemented by Consumers. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QF's (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded (transition) costs including PPA charges.

On July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid o MCV under PURPA pursuant to the PPA. The order further provides that the MPSC's prior orders approving the avoided cost rates for MCV take precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies or precludes Consumers' recovery of the avoided costs set for MCV, including but not limited to interpreting or enforcing the Restructuring Orders to preclude them from recovering all or any portion of the avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order and the Commission's August 17, 1999 order are being appealed. MCV continues to monitor and participate in these industry restructuring matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV Management cannot, at this time, predict the impact or outcome of these matters.

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

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1999, MCV achieved an Efficiency Percentage of 47.0% and a Thermal Percentage of 18.0%. During the first six months of 2000, MCV achieved an Efficiency Percentage of 47.0% and a Thermal Percentage of 17.7%.

The loss of QF status could, among other things, cause the Facility to lose its right under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements, including the FPA (under which FERC has authority to establish rates for electricity, which may be different than existing contractual rates). If the Facility were to lose its QF status, the Partners of MCV, the Owner Participants, the Owner Trustee and their respective parent companies could become subject to regulation under the 1935 Act (under which, among other things, the Securities and Exchange Commission has authority to order divestiture of assets under certain circumstances). The loss of QF status would not, however, entitle Consumers to terminate the PPA. Under the PPA, Consumers is obligated to continue purchasing power from MCV at FERC-approved rates (provided that the FERC-approved rates do not exceed the existing contractual rates) and MCV, not Consumers, is entitled to terminate the PPA ( which MCV has covenanted not to do under the Participation Agreements). There can be no assurance that FERC-approved rates would be the same as the rates currently in effect under the PPA. If the FERC-approved rates are materially less than the rates under the PPA, MCV may not have sufficient revenue to make rent payments under the Overall Lease Transaction. The loss of QF status would constitute an Event of Default under the Lease (and a corresponding Event of Default under the Indenture) unless, among other requirements, FERC approves (or accepts for filing) rates under the PPA or other contracts of MCV for the sale of electricity sufficient to meet certain target coverage ratios (as defined in the Overall Lease Transaction).

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

Property Tax Appeal

MCV has filed property tax appeals contesting the assessed value of MCV's property for the years 1997 and 1998 and the taxable value for 1999 and 2000, which are pending before the Michigan Tax Tribunal. MCV Management cannot predict the outcome of these proceedings.

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




Dated:  August 9, 2000                     /s/ James M. Kevra
        -----------------                  -------------------------------------
                                                        James M. Kevra
                                           President and Chief Executive Officer




Dated:  August 9, 2000                     /s/ James M. Rajewski
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

    27                        Financial Data Schedule