Form 10-Q
period 2000-09-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2000-11-08
CIK 869905

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    --------------------


Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               MICHIGAN                                38-2726166
--------------------------------------        ------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


       100 PROGRESS PLACE, MIDLAND, MICHIGAN                      48640
---------------------------------------------------       ----------------------
      (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code          (517) 839-6000
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
                                 (In Thousands)

                                                                                    September 30,
                                                                                         2000             December 31,
ASSETS                                                                               (Unaudited)              1999
------                                                                              -------------        -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                        $    141,028         $    236,205
   Restricted cash and cash equivalents                                                      724                5,680
   Accounts and notes receivable                                                         139,162              118,768
   Gas inventory                                                                          16,372               13,478
   Unamortized property taxes                                                             23,167               16,809
   Prepaid expenses and other                                                              3,986                5,968
                                                                                    -------------        -------------
     Total current assets                                                                324,439              396,908
                                                                                    -------------        -------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                       2,428,457            2,421,677
   Pipeline                                                                               21,222               21,222
                                                                                    -------------        -------------
     Total property, plant and equipment                                               2,449,679            2,442,899

   Accumulated depreciation                                                             (766,105)            (711,019)
                                                                                    -------------        -------------
     Net property, plant and equipment                                                 1,683,574            1,731,880
                                                                                    -------------        -------------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                                     142,911              139,803
   Deferred financing costs, net of accumulated amortization of
        $12,353 and $11,425, respectively                                                 12,612                7,152
   Prepaid gas costs, materials and supplies                                              23,134               23,469
                                                                                    -------------        -------------
     Total other assets                                                                  178,657              170,424
                                                                                    -------------        -------------

TOTAL ASSETS                                                                        $  2,186,670         $  2,299,212
                                                                                    =============        =============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                         $     74,179         $     59,970
   Interest payable                                                                       33,607               76,119
   Current portion of long-term debt                                                     155,632              139,095
                                                                                    -------------        -------------
     Total current liabilities                                                           263,418              275,184
                                                                                    -------------        -------------

NON-CURRENT LIABILITIES:
   Long-term debt                                                                      1,429,233            1,584,865
   Other                                                                                   1,702                1,546
                                                                                    -------------        -------------
     Total non-current liabilities                                                     1,430,935            1,586,411
                                                                                    -------------        -------------

CONTINGENCIES (Note 6)

TOTAL LIABILITIES                                                                      1,694,353            1,861,595
                                                                                    -------------        -------------

PARTNERS' EQUITY                                                                         492,317              437,617
                                                                                    -------------        -------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                              $  2,186,670         $  2,299,212
                                                                                    =============        =============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)



                                                       Three Months Ended                        Nine Months Ended
                                                         September 30,                             September 30,
                                               -----------------------------------     --------------------------------------
                                                   2000                1999                 2000                  1999
                                               --------------     ----------------     ----------------     -----------------
OPERATING REVENUES:
   Capacity                                    $     106,093      $      105,110       $      309,185       $       305,577
   Electric                                           38,505              47,444              139,712               149,903
   Steam                                               3,451               2,714               11,175                10,010
                                               --------------     ----------------     ----------------     ----------------

     Total operating revenues                        148,049             155,268              460,072               465,490
                                               --------------     ----------------     ----------------     ----------------

OPERATING EXPENSES:
   Fuel costs                                         57,662              61,405              192,469               179,350
   Depreciation                                       22,465              23,771               71,354                71,270
   Operations                                          3,585               3,465               11,397                10,819
   Maintenance                                         3,368               3,033               10,047                 9,278
   Property and single business taxes                  6,176               6,529               19,117                19,416
   Administrative, selling and general                 2,249               2,253                7,104                 7,292
                                               --------------     ----------------     ----------------     ----------------

     Total operating expenses                         95,505             100,456              311,488               297,425
                                               --------------     ----------------     ----------------     ----------------

OPERATING INCOME                                      52,544              54,812              148,584               168,065
                                               --------------     ----------------     ----------------     ----------------

OTHER INCOME (EXPENSE):
   Interest and other income                           7,295               5,094               18,680                14,429
   Interest expense                                  (35,715)            (38,042)            (112,564)             (116,958)
                                               --------------     ----------------     ----------------     ----------------

     Total other income (expense), net               (28,420)            (32,948)             (93,884)             (102,529)
                                               --------------     ----------------     ----------------     ----------------

NET INCOME                                     $      24,124       $      21,864       $       54,700       $        65,536
                                               ==============     ================     ================     ================

   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)




                                                                                              Nine Months Ended
                                                                                              September 30, 2000
                                                                                -----------------------------------------------
                                                                                  General          Limited
                                                                                  Partners         Partners           Total
                                                                                -------------    ------------     -------------
BALANCE, BEGINNING OF PERIOD                                                    $   369,638      $    67,979      $    437,617


Net income                                                                           47,623            7,077            54,700

                                                                                -------------    ------------     -------------

BALANCE, END OF PERIOD                                                          $   417,261      $    75,056      $    492,317
                                                                                =============    ============     =============





    The accompanying condensed notes are an integral part of this statement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    --------------------------------------
                                                                                         2000                  1999
                                                                                    ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $        54,700      $         65,536

   Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization                                                             72,282                72,028
   Increase in accounts receivable                                                          (20,394)               (6,127)
   Increase in gas inventory                                                                 (2,894)               (1,934)
   Increase in unamortized property taxes                                                    (6,358)               (7,346)
   Decrease (increase) in prepaid expenses and other                                          1,982                (1,202)
   Decrease (increase) in prepaid gas costs, materials and supplies                             335                (3,610)
   Increase (decrease) in accounts payable and accrued liabilities                           14,209               (10,442)
   Decrease in interest payable                                                             (42,512)              (41,311)
   Increase in other non-current liabilities                                                    156                   473
                                                                                    ----------------     -----------------

     Net cash provided by operating activities                                               71,506                66,065
                                                                                    ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant and equipment                                 (23,048)              (33,644)
                                                                                    ----------------     -----------------

     Net cash used in investing activities                                                  (23,048)              (33,644)
                                                                                    ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                       (139,095)              (64,331)
   Debt refinancing costs                                                                    (6,388)                    -
   Maturity of restricted investment securities held-to-maturity                            248,338               300,202
   Purchase of restricted investment securities held-to-maturity                           (251,446)             (296,595)
                                                                                    ----------------     -----------------

     Net cash used in financing activities                                                 (148,591)              (60,724)
                                                                                    ----------------     -----------------

NET DECEASE IN CASH, CASH EQUIVALENTS
   AND RESTRICTED CASH - CURRENT                                                           (100,133)              (28,303)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -
     CURRENT, AT BEGINNING OF PERIOD                                                        241,885               202,029

                                                                                    ----------------     -----------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH -
    CURRENT, AT END OF PERIOD                                                       $       141,752      $        173,726
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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     For the nine months ended September 30, 2000, the Facility achieved a Thermal Percentage of 18.2% and a PURPA Efficiency Percentage of 46.9%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2000 and beyond.

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

     At both the state and federal level, efforts continue to restructure the electric industry. One significant issue to MCV is the issue of stranded assets or transition cost recovery by utilities for PPA charges. At the state level, the MPSC entered a series of orders from June, 1997 through February, 1998 (collectively the "Restructuring Orders"), mandating that utilities "wheel" third-party power to the utilities' customers, thus permitting customers to choose their power provider. MCV, as well as others, filed an appeal in the Michigan Court of Appeals to protect against denial of recovery by Consumers of PPA charges. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow such recovery by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 1999, the Michigan Supreme Court issued an opinion in the appeal of an order in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While the Michigan Supreme Court Order was not directed at the Restructuring Orders, the MPSC has effectively applied it to them by entering an order on August 17, 1999, making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. In September 1999, Consumers filed a statement with the MPSC stating that it intends to begin voluntarily implementing the Restructuring Orders. In June 2000, the state of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QF's (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded (transition) costs including PPA charges.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(2)  SIGNIFICANT ACCOUNTING POLICIES

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of September 30, 2000 and December 31, 1999, have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

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

     To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV periodically enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts qualify as hedges under Statement of Financial Accounting Standards ("SFAS") 52, "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. As of September 30, 2000, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with a deferred $.3 million loss recorded in prepaid expenses and other. As of December 31, 1999, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $11.0 million, with a deferred $.6 million loss, recorded in prepaid expenses and other.

     Natural Gas Options and Futures

     To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas options and futures contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized only to secure anticipated natural gas requirements necessary for projected electric sales and to hedge sales of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements. The natural gas futures contracts qualify as hedges under SFAS 80, "Accounting for Futures Contracts," since the contracts cover probable future transactions.

     Cash is deposited with the broker in a margin account, at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $(1.1) million and $1.6 million as of September 30, 2000 and December 31, 1999, respectively. MCV's deferred gains and losses on futures and options contracts, recorded in current liabilities, will be offset by the corresponding underlying transaction and then included in operating expenses in the same period the natural gas is needed to produce electricity burned to operate the Facility. As of September 30, 2000, MCV had net open futures and options contracts of 8.8 Bcf with a deferred gain of $7.3 million. As of December 31, 1999, MCV had net open futures and options contracts of 1.9 Bcf with a deferred loss of $.2 million. In addition, MCV recorded approximately $.8 million in net deferred gains on contracts closed prior to September 30, 2000, related to 2000 and 2001 purchase and sales commitments, and had approximately $.6 million in net deferred gains on contracts closed prior to December 31, 1999, related to 2000 purchase and sales commitments.

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

     Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in prepaid expenses and other, was approximately $.7 million and $.3 million, as of September 30, 2000 and December 31, 1999, respectively. As of September 30, 2000, MCV had two separate interest rate swap hedges with a notional amount totaling of $45 million, with various periods of performance ranging between April 1, 1998 through December 1, 2002. The difference between the amounts received and paid under interest rate swap transactions is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement. As of September 30, 2000, MCV recorded a net loss under the interest rate swap hedges of approximately $108,000, while for the year ended December 31, 1999, MCV recorded a net loss under the interest rate swap hedges of approximately $42,000.

     New Accounting Standard

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended in June 2000 by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income. The amendment addresses a limited number of issues causing implementation difficulties for entities applying SFAS No.
     133. In addition, in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. MCV will adopt the new statement effective January 1, 2001. MCV is currently addressing several outstanding accounting issues related to MCV's current hedging activity and derivatives and has not yet quantified the effects of adoption on MCV's financial statements.

     Change in Estimate

     Effective July 1, 2000, MCV made two accounting estimate changes. First, MCV prospectively revised the remaining estimated useful lives of certain components of the gas turbines and certain related capital spare parts to more closely reflect the expected economic useful lives based upon current operating performance. Secondly, MCV prospectively revised its amortization of the payments for the hot gas path parts under the amended Service Agreement so as to better match the cost of replacement parts used in the gas turbines with the expected completion date under the amended Service Agreement. The effect of these changes in accounting estimate resulted in an increase in net income of $1.8 million for the third quarter and year to date periods of 2000.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(3)  RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES
     HELD-TO-MATURITY

     Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):

                                                                                 September 30,         December 31,
                                                                                      2000                 1999
                                                                                -----------------     ----------------
     Current:
     -------
     Funds restricted for plant modifications                                   $           724       $        5,680
                                                                                =================     ================

     Non-current:
     -----------
     Funds restricted for rental payments pursuant to the Overall
       Lease Transaction                                                        $       141,079       $      138,258

     Funds restricted for management non-qualified plans                                  1,832                1,545
                                                                                -----------------     ----------------

     Total                                                                      $       142,911       $      139,803
                                                                                =================     ================


(4)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                                                 September 30,            December 31,
                                                                                      2000                    1999
                                                                                -----------------        ---------------
     Accounts payable
      Related parties                                                           $        12,942          $       13,016
      Trade creditors                                                                    37,899                  30,394
     Property and single business taxes                                                  12,746                  12,973
     Other                                                                               10,592                   3,587
                                                                                -----------------        ---------------

     Total                                                                      $        74,179          $       59,970
                                                                                =================        ===============



(5)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):

                                                                                  September 30,            December 31,
                                                                                      2000                     1999
                                                                                -----------------        ---------------
     Financing obligation, maturing through 2015, effective interest rate of approximately 8.3%, payable in semi-annual installments of principal
     and interest, secured by property, plant and equipment                     $     1,584,865          $    1,723,960

     Less current portion                                                              (155,632)               (139,095)
                                                                                -----------------        ---------------

     Total long-term debt                                                       $     1,429,233          $    1,584,865
                                                                                =================        ===============

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

     Interest and fees incurred related to long-term debt arrangements during the nine months ended September 30, 2000 and 1999 were $108.6 million and $116.2 million, respectively. In addition, as of September 30, 2000, MCV has expensed approximately $2.9 million of costs associated with MCV's refinancing of its tax-exempt bonds. Interest and fees paid for the nine months ended September 30, 2000 and 1999 were $151.2 million and $157.5 million, respectively.


(6)  CONTINGENCIES

     PPA - Sale and Assignment

     In March 1999, Consumers signed a contract with PECO Energy Company ("PECO") whereby Consumers would have sold 1240 MW of capacity and associated energy to PECO from the MCV PPA until September 2007. The contract with PECO was subject to regulatory treatment satisfactory to Consumers. The MPSC orders issued in this matter did not grant Consumers' the regulatory treatment it requested. Consumers recently gave notice to PECO of its intention to terminate this long-term agreement at the end of 2000 as contemplated under the terms of the agreement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



(7)  PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at September 30, 2000, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of September 30, 2000 and 1999, and for each of the nine month periods ended September 30 (in thousands).


Equity Partner, Type of Partner          Equity
  and Nature of Related Party            Interest   Interest   Related Party Transactions and Agreements          2000       1999
------------------------------------------------------------------------------------------------------------------------------------
CMS Midland, Inc.                        $241,235     49.0%    Power purchase agreements                        $428,185   $441,621
 General Partner; wholly-owned                                 Purchases under gas transportation
 subsidiary of Consumers Energy                                 agreements                                        17,533     14,251
 Company (formerly Consumers                                   Purchases under spot gas agreements                 3,516        207
 Power Company)                                                Purchases under gas supply agreements               9,137      6,765
                                                               Gas storage agreement                               1,922      1,922
                                                               Land lease/easement agreements                        450        450
                                                               Accounts receivable                                44,596     46,212
                                                               Accounts payable                                    9,044      6,719
                                                               Sales under spot gas agreements                     6,085        430

The Dow Chemical Company                   49,911      7.5     Steam and electric power agreement                 22,909     20,165
 Limited Partner                                               Steam purchase agreement - Dow Corning
                                                                Corp (affiliate)                                   2,626      2,415
                                                               Purchases under demineralized water
                                                                supply agreement                                   5,033      4,688
                                                               Accounts receivable                                 2,795      1,948
                                                               Accounts payable                                      502        519
                                                               Standby and backup fees                               502        489

Source Midland Limited Partnership         83,821     18.1     SMLP - Under Ownership of MCN Energy Group Inc.
 ("SMLP") General Partner; owned by                            -----------------------------------------------
 subsidiaries of The Coastal                                   Purchases under spot gas supply agreements            --       3,466
 Corporation (2)                                               Purchases under gas supply agreements                 --      10,035
                                                               Accounts receivable                                   --       2,058
                                                               Accounts payable                                      --       1,323
                                                               Sales under spot gas agreements                       --       5,950
                                                               Partner cash withdrawal (including accrued
                                                                interest) (1)                                        --      23,601

                                                               SMLP - Under Ownership of Coastal
                                                               ---------------------------------
                                                               See related party activity listed under
                                                                Coastal Midland, Inc.

Coastal Midland, Inc. ("Coastal")          50,293     10.9     Purchase under gas transportation agreements       10,206     10,203
 General Partner; wholly-owned                                 Purchases under spot gas agreement                  4,520      3,623
 subsidiary of The Coastal Corporation                         Purchases under gas supply agreement                3,664      3,008
                                                               Gas agency agreement                                1,682      1,337
                                                               Deferred reservation charges under gas
                                                                purchase agreement                                 6,895      5,910
                                                               Accounts receivable                                 2,985        --
                                                               Accounts payable                                    3,396      3,207
                                                               Sales under spot gas agreements                     5,490        749
                                                               Partner cash withdrawal (including accrued
                                                                interest) (1)                                     50,144     20,823


MEI Limited Partnership ("MEI") (2)                             MEI - Under Ownership of Coastal and SMLP
 A General and Limited Partner;                                 -----------------------------------------
 owned by subsidiaries of                                       See related party activity listed under
 The Coastal Corporation                                         Coastal Midland, Inc. and Source Midland
     General Partnership Interest          41,912      9.1       Limited Partnership
      Limited Partnership Interest          4,190       .9

Micogen Limited Partnership                20,954      4.5      See related party activity listed under
 ("MLP") Limited Partner, owned                                  Coastal Midland, Inc.
 by subsidiaries of The Coastal
 Corporation


Alanna Corporation                          1 (3)   .00001      Note receivable                                        1          1
 Limited Partner; wholly-owned
 subsidiary of Alanna Holdings
 Corporation

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Footnotes to Partners' Equity and Related Party Transactions

     (1) Letters of credit have been issued and recorded as notes receivables from various equity partners, pursuant to the Participation Agreement. In the case of SMLP, the amount includes their share of the cash available to MEI Limited Partnership ("MEI"). In the case of Coastal Midland, Inc. ("Coastal"), the amount includes their share of cash available to both MEI and Micogen Limited Partnership ("MLP").
     (2) On January 5, 2000, wholly-owned subsidiaries of The Coastal Corporation acquired all of the partnership interests in SMLP and the remaining 50% interest in MEI from MCN Energy Group Inc. ("MCN"). All SMLP related party activity under the ownership of MCN is for the period ended September 30, 1999 and as of September 30, 1999.
     (3) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

       Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 1999 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

                                                                           Three Months Ended                 Nine Months Ended
                                                                              September 30,                     September 30,
                                                                      ----------------------------      ----------------------------
                                                                         2000             1999             2000             1999
                                                                      -----------      -----------      -----------      -----------
Operating Revenues                                                    $  148,049       $  155,268       $  460,072       $  465,490

Capacity Revenue                                                      $  106,093       $  105,110       $  309,185       $  305,577
   PPA Contract Capacity (MW)                                              1,240            1,240            1,240            1,240
   Billed PPA Availability (1)                                              98.5%            98.5%            98.5%            98.5%

Electric Revenue                                                      $   38,505       $   47,444       $  139,712       $  149,903
   PPA Delivery as a Percentage of Contract Capacity                        56.3%            74.9%            76.3%            77.5%
   PPA, SEPA and Other Electric Deliveries (MWh)                       1,738,464        2,289,643        6,765,745        6,866,662
   Average PPA Variable Energy Rate ($/MWh)                           $    15.66       $    15.85       $    15.69       $    16.10
   Average PPA Fixed Energy Rate ($/MWh)                              $     3.59       $     3.50       $     3.56       $     3.53

Steam Revenue                                                         $    3,451       $    2,714       $   11,175       $   10,010
   Steam Deliveries (Mlbs)                                             1,245,330        1,216,600        4,327,250        4,288,880

(1) As part of the settlement agreement which became effective January 1, 1999 between MCV and Consumers, among other things, MCV agreed not to bill Consumers for PPA availability greater than 98.5% in each calendar year.


Comparison of the Three Months ended September 30, 2000 and 1999

Overview

For the third quarter of 2000, MCV recorded net income of $24.1 million as compared to net income of $21.9 million for the third quarter of 1999. The earnings increase for the third quarter of 2000 compared to 1999 is primarily due to lower fuel costs resulting from a lower dispatch, lower interest expense on MCV's financing obligation and increased interest income on MCV's investments. This earnings increase was partially offset by a decrease in revenues due to a lower electric dispatch.

Operating Revenues

For the third quarter of 2000, MCV's operating revenues decreased $7.2 million from the third quarter of 1999. This decrease is due primarily to a lower electric dispatch under the PPA and other electric sales, partially offset by increased rates under the SEPA with Dow.

Operating Expenses

For the third quarter of 2000, MCV's operating expenses were $95.5 million, which includes $57.7 million of fuel costs. During this period, MCV purchased approximately 18.1 billion cubic feet ("Bcf") of natural gas, and a net 2.2 Bcf was injected into storage and used for transportation fuel. During this same period, MCV consumed 15.9 Bcf. The average commodity cost of fuel for the third quarter of 2000 was $2.92 per million British thermal units ("MMBtu"), which includes the effects of the disposition of excess gas supplies not required for generation. For the third quarter of 1999, MCV's operating expenses were $100.5 million, which includes $61.4 million of fuel costs. During this period, MCV purchased approximately 20.5 Bcf of natural gas, and a net .8 Bcf was injected into storage and used for transportation fuel. During this same period, MCV consumed 20.2 Bcf, of which .5 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the third quarter of 1999 was $2.57 per MMBtu. Fuel costs for the third quarter of 2000 compared to 1999 decreased by $3.7 million. This fuel cost decrease was due to a lower electric dispatch by Consumers under the PPA, partially offset by higher natural gas prices.

For the third quarter of 2000, operating expenses other than fuel costs decreased $1.3 million from the third quarter of 1999, primarily due to lower depreciation expense resulting from a revision to the useful lives of the gas turbine generator equipment and changes to the amortization of payments under the amended Service Agreement. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income in the third quarter of 2000 compared to 1999 reflects higher interest rates on MCV's investments. The decrease in interest expense in the third quarter of 2000 from the third quarter of 1999 is due to a lower principal balance on MCV's financing obligation.

Comparison of the Nine Months ended September 30, 2000 and 1999

Overview

For the first nine months of 2000, MCV recorded net income of $54.7 million as compared to net income of $65.5 million for the first nine months of 1999. The earnings decrease for the first nine months of 2000 compared to 1999 was due primarily to increased fuel costs resulting from higher natural gas prices. Also contributing to the decrease were two one-time events, the 1999 recognition of a net $6.4 million increase in operating revenues due to a settlement agreement between MCV and Consumers, effective January 1, 1999 ("Settlement Agreement") as well as expenses arising from MCV's refinancing of its tax-exempt bonds in June 2000. In addition, MCV experienced slightly lower energy rates payable under the PPA. This earnings decrease was partially offset by lower interest expense on MCV's financing obligation, higher capacity revenue and increased interest income on MCV's investments.

Operating Revenues

For the first nine months of 2000, MCV's operating revenues decreased $5.4 million from the nine months of 1999. This decrease is due primarily to the first quarter 1999 recognition of a one-time net $6.4 million increase in operating revenues due to the Settlement Agreement between MCV and Consumers, which resolved (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all of the previously disputed issues under the PPA and included definitive obligations for Consumers to make energy payments calculated in accordance with the PPA. Also decreasing earnings was lower energy rates under the PPA with Consumers and a slightly lower electric dispatch. This decrease was partially offset by increased electric and steam rates under the SEPA with Dow and higher capacity revenues from Consumers under the PPA and third parties.

Operating Expenses

For the first nine months of 2000, MCV's operating expenses were $311.5 million, which includes $192.5 million of fuel costs. During this period, MCV purchased approximately 63.1 Bcf of natural gas, and a net 2.9 Bcf was injected into storage and used for transportation fuel. During this same period, MCV consumed
61.0 Bcf, of which .8 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first nine months of 2000 was $2.72 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the first nine months of 1999, MCV's operating expenses were $297.4 million, which includes $179.4 million of fuel costs. During this period, MCV purchased approximately 62.6 Bcf of natural gas, and a net 2.8 Bcf was placed in storage and used for transportation fuel. During this same period, MCV consumed 61.2 Bcf, of which 1.4 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first nine months of 1999 was $2.46 per MMBtu. Fuel costs for the first nine months of 2000 compared to 1999 increased by $13.1 million. This fuel cost increase was due to higher natural gas prices in both the MCV's long-term gas agreements and in the short-term market and a slight increase in gas usage.

For the first nine months of 2000, operating expenses other than fuel costs increased $1.0 million from the first nine months of 1999, primarily resulting from higher depreciation expense associated with equipment upgrades installed over the past two years, partially offset by a change resulting from a revision to the useful lives of the gas turbine generator equipment and changes to the amortization of payments under the amended Service Agreement. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The increase in interest and other income in the first nine months of 2000 compared to 1999 reflects higher interest rates on MCV's investments. The decrease in interest expense in the first nine months of 2000 from the first nine months of 1999 is due to a lower principal balance on MCV's financing obligation, partially offset by the expenses arising form MCV's refinancing of its tax-exempt bonds in June 2000 and due to refinancing a portion of MCV's outstanding debt.

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

In addition, to manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of September 30, 2000 have original maturity dates of less than one year.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at September 30, 2000:


                                                                Expected Maturity Date
                           --------------------------------------------------------------------------------------------------
                                                                                                                 Change in
                              2000        2001        2002        2003        2004     Thereafter      Total     Fair Value
                              ----        ----        ----        ----        ----     ----------      -----     ----------
Debt:
----
Long-Term Debt
Fixed Rate                   $151.7      $287.1      $304.1      $208.9      $242.8      $1,521.3     $2,715.9      N/A
    (in millions)
Avg. Interest Rate             8.3%        8.3%        8.3%        8.3%        8.3%          8.3%         8.3%
Interest Rate Swaps:
-------------------
Variable to Fixed             $25.0                                                                                $ (.1)
    (in millions)
Avg. Pay Rate                 6.88%
Avg. Receive Rate             6.32%
Floating to Floating                                  $20.0                                                        $ (.4)
    (in millions)
Avg. Pay Rate                                         6.58%
Avg. Receive Rate                                     6.52%

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

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from one to eleven months. The table presents the carrying amounts and fair values at September 30, 2000:

                                                                Expected Maturity in 2000               Fair Value
                                                                -------------------------               ----------
Futures Contracts:
-----------------
Contract Volumes (10,000 MMBtu) Long/Buy                                   813                                 --
Contract Volumes (10,000 MMBtu) Short/Sold                                (68)                                 --
Weighted Average Price Long (per 10,000 MMBtu)                            $3.730                           $4.642
Weighted Average Price Short (per 10,000 MMBtu)                           $5.048                           $5.281
Contract Amount ($US in Millions)                                         $26.9                            $34.1

Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with ABB Power. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts which are entered into have maturity dates of less than one year. As of September 30, 2000, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with a deferred $.3 million loss.

Liquidity and Financial Resources

During the nine months ended September 30, 2000 and 1999, net cash generated by MCV's operations was $71.5 million and $66.1 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next fifteen years. During 2000 and 1999, MCV paid the basic rent requirements of $288.6 million and $221.7 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At September 30, 2000, the borrowing base was $37.6 million. The Working Capital Facility term currently extends to August 31, 2001. MCV did not utilize the Working Capital Facility during the first nine months of 2000, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of September 30, 2000, there was $286.2 million (which includes $45.2 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Operating Outlook. During the first nine months of 2000, approximately 70% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a Settlement Agreement between MCV and Consumers, which was effective January 1, 1999. Actual PPA availability was 99.6% for the first nine months of 2000, 99.7% in 1999 and 99.4% in 1998. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through September 2000, the unit energy charge (fixed and variable) paid to MCV has declined by 15.6%, while the average unit variable cost of delivered fuel for the period 1990 - 1999, has risen by 13.8%. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel (contract prices generally escalate at a fixed price, a fixed price with an escalator, an index based on Consumers' energy charges under the PPA, or a combination thereof). MCV continues to purchase the majority of its natural gas requirements under long-term fixed-price contracts, with a smaller portion of gas purchased on the spot market. MCV has maintained a hedging program to mitigate risk associated with volatile prices in the spot market and has entered into gas purchase and hedging arrangements with respect to most of its expected gas needs for the fourth quarter of 2000 and the year 2001 for requirements not provided for under its long-term contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices for the fourth quarter of 2000 and the year 2001, although high gas prices for an extended period of time could adversely affect operating results.

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

PPA - Sale and Assignment. In March 1999, Consumers signed a contract with PECO Energy Company ("PECO") whereby Consumers would have sold 1240 MW of capacity and associated energy to PECO from the MCV PPA until September 2007. The contract with PECO was subject to regulatory treatment satisfactory to Consumers. The MPSC orders issued in this matter did not grant Consumers' the regulatory treatment it requested. Consumers recently gave notice to PECO of its intention to terminate this long-term agreement at the end of 2000 as contemplated under the terms of the agreement.

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

In the restructuring cases before the MPSC, MCV has advocated, among other things, full recovery of PPA charges (capacity and energy) for the life of the PPA from all customers. MCV, as well as others, filed appeals in state and federal courts challenging the Restructuring Orders. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow such recovery by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 1999, the Michigan Supreme Court issued an opinion in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While the Michigan Supreme Court Order was not directed at the Restructuring Orders, the MPSC has effectively applied it to them by entering an order on August 17, 1999, making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. In September 1999, Consumers filed a statement with the MPSC stating that it intends to begin voluntarily implementing the Restructuring Orders. In June 2000, the state of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QF's (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded (transition) costs including PPA charges.

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

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity in some circumstances as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. On December 20, 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. Order No. 2000 is intended to increase competition and remedy continuing problems with wholesale transmission access and reliability. Order No. 2000 does not directly impact MCV since MCV does not own transmission lines, but could indirectly impact MCV in selling electricity in the wholesale market. Order No. 2000 is subject to appeal. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

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

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 1999, MCV achieved an Efficiency Percentage of 47.0% and a Thermal Percentage of 18.0%. During the first nine months of 2000, MCV achieved an Efficiency Percentage of 46.9% and a Thermal Percentage of 18.2%.

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




                                               MIDLAND COGENERATION VENTURE
                                                     LIMITED PARTNERSHIP
                                               ----------------------------
                                                         (Registrant)




Dated:  November 8, 2000                   /s/ James M. Kevra
        ----------------                   -------------------------------------
                                                     James M. Kevra
                                           President and Chief Executive Officer




Dated:  November 8, 2000                   /s/ James M. Rajewski
        ----------------                   -------------------------------------
                                                      James M. Rajewski
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule