Form 10-K405
period 2000-12-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2001-03-26
CIK 869905

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               ------------------   ----------------

Commission file number (Under the Securities Act of 1933)    33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                      38-2726166
----------------------------------------              ----------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

 100 PROGRESS PLACE, MIDLAND, MICHIGAN                         48640
----------------------------------------              ----------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (517) 839-6000
                                                      ----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I                                                                                                      Page
------                                                                                                      ----
Item 1.           Business...................................................................................1
                  A.  General................................................................................1
                  B.  The Partners...........................................................................1
                  C.  The Facility...........................................................................2
                  D.  Major Issues Facing MCV................................................................2
                  E.  Contracts..............................................................................3
                  F.  Employees.............................................................................11
                  G.  Regulation............................................................................11
                  H.  Environmental Matters.................................................................15
                  I.  Overall Lease Transaction.............................................................16

Item 2.           Properties................................................................................19

Item 3.           Legal Proceedings.........................................................................20

Item 4.           Submission of Matters to a Vote of Security Holders.......................................20


PART II
-------

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.....................21

Item 6.           Selected Financial Data...................................................................21

Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations...........................................................................21

Item 8.           Financial Statements and Supplementary Data...............................................29

Item 9.           Changes In and Disagreements with Accountants on Accounting and Financial
                    Reporting Matters.......................................................................29

PART III
--------

Item 10.          Directors and Executive Officers of the Registrant........................................30

Item 11.          Executive Compensation....................................................................32

Item 12.          Security Ownership of Certain Beneficial Owners and Management............................35

Item 13.          Certain Relationships and Related Transactions............................................35


PART IV
-------

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................36

                                     PART I

Item 1.       BUSINESS

A.    General

      In January 1987, Midland Cogeneration Venture Limited Partnership ("MCV") was formed as a limited partnership to convert a portion of an uncompleted Consumers Energy Company ("Consumers"), nuclear power plant into a natural gas-fired, combined-cycle, cogeneration facility located in Midland County, Michigan (the "Facility"). The Facility commenced commercial operation (the "Commercial Operation Date") in 1990 and is capable of generating approximately 1,500 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. The Facility is dependent upon natural gas for its fuel supply.

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

B.    The Partners

      The current general partners of MCV are CMS Midland, Inc. ("CMS Midland"), a wholly-owned subsidiary of Consumers, El Paso Midland, Inc., formerly known as Coastal Midland, Inc. ("El Paso Midland"), Source Midland Limited Partnership ("SMLP") and MEI Limited Partnership ("MEI"), which is a general and limited partner, all of which are wholly-owned subsidiaries of El Paso Corporation ("El Paso"). MCV's other limited partners are Dow, Micogen Limited Partnership ("Micogen"), owned by subsidiaries of El Paso, and Alanna Corporation ("Alanna"), a wholly-owned subsidiary of Alanna Holdings Corporation ("Alanna Holding"). The capital stock of Alanna Holding is owned by Dow, CMS Energy Corporation ("CMS Energy"), an affiliate of Consumers and Coastal Natural Gas Company, an affiliate of El Paso. On January 29, 2001, El Paso announced that it had completed its merger with The Coastal Corporation ("Coastal"). Coastal is the parent company of El Paso Midland, SMLP, Micogen and, through SMLP, MEI. After the merger, Coastal became a wholly-owned subsidiary of El Paso and has changed its name to El Paso CGP Company. The general partners and limited partners of MCV are referred to herein as the "Partners." The ownership interests of the Partners are shown in "Security Ownership of Certain Beneficial Owners and Management."

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

      MCV is considering adding new generating equipment at its site. Discussions have been held and are continuing with, among others, power purchasers, manufacturers of generation equipment, equipment procurement and construction contractors, and sources of financing.

D.    Major Issues Facing MCV

      MCV faces several major issues crucial to its future success. These issues, briefly summarized here, are discussed more fully in the sections cross referenced below:

      Electric Industry Restructuring. At both the state and federal level, efforts continue to restructure the electric industry. In 1997 and 1998, the Michigan Public Service Commission ("MPSC") entered a series of orders, now final at the MPSC level, permitting customers to choose their power provider over a four-year phase-in period which started in 1999 ("Restructuring Orders"), (these orders are further described in "Regulation - Michigan Electric Industry Restructuring Proceedings"). In addition, Michigan enacted restructuring legislation in June 2000. Proposed restructuring legislation also exists at the federal level. One significant issue to MCV is the issue of stranded cost recovery by Consumers of above-market PPA costs. Over 90% of MCV's revenues come from sales pursuant to the PPA. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying stranded cost recovery of above-market PPA costs, MCV's cash flows may be negatively impacted, especially in the period after 2007. (See "Regulation - Michigan Electric

      Industry Restructuring Proceedings and Federal Electric Industry Restructuring", Managements Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Outlook - Michigan Electric Industry Restructuring Proceedings and Federal Electric Industry Restructuring", and Notes to Consolidated Financial Statements, Note 1, "The Partnership and Associated Risks".)

      Energy Rate and Cost of Production. Since January 1992, MCV has experienced an overall reduction in the energy charges it is paid for electricity under the PPA, primarily due to declining coal costs at Consumers' generating plants. In addition, MCV's costs associated with production of electricity have continued to rise. These circumstances have negatively affected cash flow. While MCV has the majority of its expected natural gas needs under contract for the next several years, sustained periods of high market gas prices, such as occurred in 2000, could adversely affect MCV's financial health. (See "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges", "Overall Lease Transaction", and MD&A -- Liquidity and Financial Resources" and "Contracts - Gas Supply Agreements".)

E.    Contracts

      MCV's material operating contracts include the PPA, which provides for the sale to Consumers of electric capacity and related energy; the SEPA, which provides for the sale of steam and electricity to Dow; the SPA, which provides for the sale of steam to DCC; gas supply, storage and transportation contracts with a number of companies; an agreement covering gas turbine inspection services and spare parts with Alstom Power Inc., formerly known as ABB Alstom Power Inc. ("Alstom") and an agreement covering steam turbine inspection services and parts with General Electric Company ("GE"). MCV's interests in all the foregoing contracts, except the SPA, have been assigned to the Owner Trustees, which in turn subassigned such contracts to MCV and granted a security interest in such contracts to the Note Trustees. (See "Overall Lease Transaction.") The following is intended to summarize briefly certain provisions of such contracts and is qualified in its entirety by reference thereto.

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

      Under the PPA, MCV must provide assurances that it has adequate gas supplies under contract to generate at least 60% of the maximum annual output of Contract Capacity. Commencing in 1998 and each year thereafter, MCV must provide at Consumers' request continuing annual assurances of such capability for each succeeding five-year period. MCV believes it has adequate gas supplies under contract to satisfy its PPA fuel assurance requirements. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. The portion of such capacity charges is a function of the percentage of unmet fuel needs and an increasing factor based on the number of consecutive months that capacity charges have been withheld. Assuming a 3.77 cents per kWh capacity charge, the maximum capacity charges, which could be withheld and escrowed under this provision, are as follows:

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

      Consumers schedules all deliveries of electricity from the Facility to its system and is obligated to do so in a manner consistent with the safe and prudent operation of the Facility. Consumers currently dispatches the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources, in contrast to the higher dispatch levels experienced in the years 1993-1998. Beginning in July 2000, MCV entered into a series of transactions with Consumers in response to the rapidly escalating cost of natural gas whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate electricity.

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

      Consumers must purchase a specified minimum amount of electrical energy at all times, except during emergencies on its system. MCV determines a minimum level of generation designed to assure that the Facility operates in a stable manner and that MCV meets its obligations to supply steam and electricity to Dow, but MCV cannot specify a minimum generating level, which exceeds 350 MW. Outages, other than forced outages, are to be scheduled to accommodate Consumers' requirements to the extent MCV deems practicable.

      MCV is obligated to have the Facility inspected at least once each year by a consulting engineer selected by it from a list of engineering firms approved by Consumers. The annual inspection includes, at a minimum, all equipment, structures, operating procedures and maintenance practices necessary for the generation and delivery of energy to Consumers. Upon completion of an annual inspection, the consulting engineer must promptly issue a written report. Any recommendations in this report regarding equipment, structure and maintenance practices, which have been approved by MCV's management, must be implemented within a specified period of time. In its April 2000 report, Cummins & Barnard, Inc., the consulting engineer, found no specific issues that MCV should take under advisement or act upon. With regard to the most recent inspection, MCV expects to receive the report by the end of April 2001 and does not anticipate any substantial problems.

       In 1997, Consumers informed MCV of several potential payment issues it would pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues related to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it did not believe that MCV could use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers had also indicated that they would take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs (collectively the "Disputed Issues"). MCV and Consumers have addressed all of the Disputed Issues in an agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all of the Disputed Issues and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA irrespective of any MPSC decision which may affect those issues or payments. On an ongoing basis and for the various time periods specified in the Settlement Agreement, the Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

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

      In any year, MCV is not obligated to deliver more than 691,900 pounds of steam per hour and 60 MW of electricity on an annual average basis except as Dow may increase its entitlement as discussed below. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect). However, Dow's obligation with respect to minimum annual steam purchases is an average of 440,000 pounds per hour (less amounts supplied by certain standby facilities owned by Dow and less 50% of amounts purchased by any other steam customers of MCV) and is binding only for the initial 25-year term of the SEPA. During 2000, MCV sold an average of 552,011 pounds of steam and 61 MW of electricity per hour to Dow.

      Dow may increase its steam or electricity entitlement to 110% of the steam or electricity delivered in the previous 12-month period, plus any steam or electricity required by any addition to or modification of the Dow plant, provided that any increase above an annual average of 1,000,000 pounds of steam per hour or 75 MW of electricity requires MCV's consent. MCV, however, may be required, on an instantaneous basis, to deliver steam at a rate of up to 135% of the maximum annual average hourly quantity of steam or to deliver power at a rate up to 20 MW greater than the applicable annual average. In 1997, Dow increased its electric entitlement to 67.75 MW/hr beginning April 1, 1997; no such increase has since been requested.

      In 1994, MCV and Dow amended the SEPA to provide that Dow would install a steam line to the Dow Corporate Center to deliver MCV-generated steam for heating and air conditioning purposes. In return, MCV agreed to a 30% price discount on steam used at the corporate center for a period of five years for up to 262.8 million pounds of steam per year (an average of 30,000 pounds per hour). This steam price discount was in effect for the five year period ended October 2000.

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

      In order to assure reliable steam for the Dow plant, Dow owns and maintains standby facilities, which are not part of the Facility (the "Standby Facilities"). The SEPA amendment also provided that Dow would retire certain of the Standby Facilities located on the MCV site and would progressively reduce the annual standby fees payable to Dow from $700,000 per year to a level of $350,000 per year in 1998 and thereafter. These fees are subject to adjustment each quarter based on changes in fuel costs, capital equipment costs and wage rates. In addition, the fee charged by Dow for each use of the Standby Facilities, necessitated by MCV's failure to deliver steam under the SEPA, was increased from $100,000 to $150,000.

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

      Dow Facilities and Demineralized Water. Dow owns the electrical transmission lines, which carry electricity from the Facility to the Dow plant. Dow also owns certain steam and demineralized water lines which are used in the operation of the Facility, and which have been leased by Dow to MCV. Dow has contracted to provide MCV sufficient demineralized water to meet the Facility's requirements until 30 months after MCV's obligation to supply steam to Dow ceases.

      Steam Purchase Agreement

      In 1995, MCV entered into the SPA with DCC which provides that MCV construct, own and operate a steam line and appurtenant equipment to serve steam to DCC's Midland Plant. DCC has agreed to purchase steam from MCV for an initial term of fifteen years with automatic year-to-year renewals thereafter. MCV expects to supply steam at the rate of up to 180,000 pounds per hour with a minimum of 90,000 pounds per hour. The steam MCV provides DCC must meet operational and content specifications. The provision of steam to DCC is subject to Dow's first preference to the steam under the SEPA. MCV began supplying steam to DCC in July 1996. The parties have certain termination rights after the declared in service date but may be subject to penalties or damages for such termination.

      Gas Supply Arrangements

      MCV has a portfolio of long term natural gas purchase contracts (contracts that provide for gas purchases for a term of greater than one year), having remaining terms of 1 to 12 years, with U.S. and Canadian suppliers for a maximum supply of natural gas as of January 1, 2001 of 205,563 MMBtu/day. As of January 1, 2001, no single gas contract accounts for more than 16.8% of MCV's portfolio, though, with the merger of El Paso and Coastal, El Paso and its subsidiaries now account for 34.0% of MCV's portfolio. Gas contracts with U.S. suppliers provide for the purchase of 124,500 MMBtu/day as of January 1, 2001, while gas contracts with Canadian suppliers provide for the purchase of 81,063 MMBtu/day. In addition to purchasing natural gas under long term contracts, MCV also purchases gas under short term ("spot") agreements for a term of less than one year. During 2000, MCV's gas purchases were supplied 85% from long term gas contracts and 15% from spot gas contracts.

      To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas futures contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized only to secure anticipated natural gas requirements necessary for projected electric sales and to hedge sales of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements. As of January 1, 2001, MCV had open natural gas futures of
      9.1 bcf to hedge natural gas requirements for future months of 2001, at an average price of $4.00.

                             MCV Gas Under Contract
                        As of the Beginning of Each Year
                       Maximum Daily Quantity (MMBtu/Day)

              YEAR                FIXED PRICE           INDEXED PRICE         FLOATING PRICE           TOTAL
              ----                -----------           -------------         --------------           -----
              2001                    55,000                140,344                10,219              205,563
              2002                    75,000                118,226                10,219              203,445
              2003                    65,000                118,226                     0              183,226
              2004                    65,000                118,226                     0              183,226
              2005                    80,000                 61,695                37,000              178,695
              2006                    80,000                 61,695                42,000              183,695
              2007                    46,000                 16,000                62,000              124,000
              2008                    36,000                  7,500                25,000               68,500
              2009                    36,000                  7,500                25,000               68,500
              2010                    26,000                  7,500                15,000               48,500
              2011                    26,000                  7,500                15,000               48,500
              2012                    26,000                      0                15,000               41,000


      The pricing for the above contracted volumes are defined as follows:

      Fixed Price          Individual contracts utilize either a fixed
                           price through life of contract or a fixed price with fixed escalator.

      Indexed Price        Individual contracts utilize either a fixed
                           price with an escalator tied to the energy index based on Consumers Energy Company's charges under the PPA or an amount based on a combination of a fixed w/ escalator and fixed w/ energy escalator.

      Floating Price       A price tied to the Henry Hub gas contract on
                           the New York Mercantile Exchange for the month gas is purchased.

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

      Most of the U.S. long term gas contracts contain "take-or-pay" provisions obligating MCV to purchase at least a specified percentage (generally 75% to 100%) of the minimum daily quantity ("MDQ") to which MCV is entitled under the contract, unless such failure is due to force majeure, failure of the gas to meet quality standards or, in some cases, failure of the supplier to deliver the quantity nominated by MCV. If, over the course of a contract year, MCV has a take deficiency, it must make a deficiency payment that is based, in most cases, on the product of the take deficiency and either all or some percentage of the contract price. In addition, under some of the U.S. long term gas contracts, the producer may terminate the contract if, for reasons other than force majeure, MCV fails to purchase a specified percentage of the MDQ (generally between 50 and 100%) within a specified period (generally 120 days). Some U.S. long term gas contracts allow a "make-up period" ranging from one to five years to make up the deficiency.

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

      Prices under most of the Canadian long term gas contracts are based on reference prices indexed to Consumers' energy charges under the PPA, subject in some instances to floor prices below which the reference price cannot fall, and are denominated in U.S. dollars. All the Canadian long term gas contracts provide for deliveries at the international border near Emerson, Manitoba.

      In addition to an amount per MMBtu based on the quantity of gas actually delivered (the "Commodity Charge"), under most of the Canadian contracts MCV pays each Canadian supplier a Demand Charge to cover the transportation demand charges incurred by the Canadian suppliers to have transportation capacity for the MDQ available to the U.S.-Canada border. To the extent that MCV takes less than 100% of the MDQ from its Canadian long term gas contracts, gas costs per unit taken by MCV increase because Demand Charges are being paid for the quantity of gas not being taken. Two contracts provide discounts to the Commodity Charge where monthly takes are in excess of 85% of MDQ.

      The Canadian long term gas contracts establish specific minimum annual takes (generally 75%). Generally, MCV is required to make deficiency payments to the Canadian suppliers equal to all or some percentage of the Commodity Charge multiplied by any deficiency. MCV has make-up rights in some circumstances under some of the Canadian long term gas contracts.

      Under most of the Canadian contracts, if a Canadian supplier under delivers to MCV in any month, subject to certain force majeure provisions, the contract price is reduced by a proportionate share of the Canadian and U.S. transporters' Demand Charges. Further, if a Canadian supplier fails, for reasons other than force majeure, to deliver 90% of quantities requested up to the MDQ over any 120 consecutive day period then, in most cases following a cure period, MCV can reduce the MDQ or, under certain circumstances, terminate the agreement. If the MDQ is reduced, MCV can request the Canadian supplier to assign to it, to the extent permitted, the quantity of firm transportation capacity on Canadian transporters that corresponds to the reduction in MDQ. One of the Canadian suppliers may terminate its contract if MCV fails to take specified percentages of the MDQ.

      Gas Transportation and Storage Arrangements

      The location of the Facility permits gas to be transported over a number of U.S. interstate pipelines. MCV has signed long-term transportation contracts with four of these pipelines: ANR Pipeline Company ("ANR"); CMS Panhandle Eastern Pipe Line Company ("Panhandle"); CMS Trunkline Gas Company ("Trunkline"); and Great Lakes Gas Transmission Company ("Great Lakes"). ANR and Great Lakes are affiliates of El Paso (previously Coastal). CMS Energy, the parent company of Consumers, owns Panhandle and Trunkline. In addition, certain of the gas suppliers arrange with pipelines for the gathering and transportation of gas from their supply sources to the interconnection points with the major interstate pipelines with which MCV has contracts.

      MCV has also entered into long-term transportation arrangements with two connecting pipelines which link the Facility and its own pipeline to these interstate pipelines: Michigan Gas Storage Company (a subsidiary of Consumers) and Consumers. Michigan gas produced by suppliers is currently transported to Consumers' pipeline system by the supplier under contracts the suppliers have with Michigan Consolidated Gas Company ("MichCon"), on the MichCon pipeline system in northern Michigan.

      The remaining terms of MCV's agreements with the U.S. transporters range from 1 to 24 years. The transportation rates of ANR, Panhandle, Trunkline, Great Lakes and Michigan Gas Storage Company are subject to FERC regulation.

      The suppliers under the Canadian long term gas contracts are themselves responsible for arranging transportation within Canada, and are responsible for paying the transportation rates charged by the Canadian transporters, which are then, in most cases, reimbursed by MCV. All suppliers have been allocated firm transportation capacity on the relevant pipelines. Great Lakes transports Canadian gas from the U.S.-Canada border to Michigan.

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

      Gas Turbine Service Agreement

      Under a service agreement between MCV and Alstom (the "Service Agreement"), Alstom sold MCV spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. The Service Agreement, as amended, commenced on January 1, 1990, and will expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009. Alstom does not assure any level of performance by the GTGs in the Service Agreement but warrants all repairs made by it pursuant to the Service Agreement.

      Under this agreement MCV must pay a monthly inspection fee which is adjusted based upon various wage level indices, is payable on the basis of operating hours as they occur over the same period, and may be increased under certain events of force majeure or change of laws. In addition, MCV pays maintenance and repair fees equal to material and other direct costs, amounts payable to subcontractors, and Alstom's out-of-pocket costs, plus 15% except in the case of fees relating to certain service engineers, supervisors and specialists where the maintenance fee shall be equal to the Alstom rate. Alstom warrants that all repairs performed and all spare parts supplied by it will be free of defects for one year from the date of completion or date of use, respectively.

      The Service Agreement terminates (i) if either Alstom or MCV fails to perform the duties outlined under the Service Agreement, at the option of the other party; or (ii) at MCV's option, if MCV is unable to operate the Facility for 60 consecutive days due to force majeure. Upon cessation of the force majeure, the Service Agreement may be reinstated by either party upon 60 days' notice, together with a remobilization fee. Upon termination of the Service Agreement (except for nonperformance by Alstom), MCV must pay a cancellation payment.

      MCV and Alstom amended the Service Agreement effective December 31, 1993, with respect to supplying hot gas path parts. Under the amended Service Agreement, Alstom will provide hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections. In January 1998, MCV and Alstom amended the length of the amended Service Agreement to extend through the sixth series of major GTG inspections, which are expected to be completed by year-end 2008, for a lump sum fixed price covering the entire term of the amended Service Agreement of $266.5 million (in 1993 dollars, which is adjusted based on exchange rates and Swiss inflation indices), payable on the basis of operating hours as they occur over the same period. The amendment is severable and may be terminated separately from the existing Service Agreement.

      In addition to the January 1998 amendment to the term of the amended Service Agreement, MCV purchased and installed from Alstom 11NM GTG upgrade packages for eleven of the gas turbine generators for $41.6 million. The installation of these upgrades was made after successfully testing one upgrade package at the Facility in 1997. The upgrade packages on all twelve gas turbines have added to available capacity and significantly improved the efficiency of the Facility. Maintenance and spare parts for the upgrade packages are covered by the amended Service Agreement.

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

F.    Employees

      As of February 28, 2001, MCV had 132 employees, including 89 engineering, operating and maintenance personnel. Fifty-three of MCV's employees are members of the Utility Workers Union of America, AFL-CIO Local 564 (the "Union"), and are subject to the terms of a collective bargaining agreement between MCV and the Union. MCV and the Union signed a new agreement effective March 1, 1999. It is a five year contract with a wage reopener in each of the last two years. MCV believes that its relationship with its employees is good.

G.    Regulation

      Introduction

      The Facility is not subject to most state and federal public utility laws and regulations. The following is a discussion of the principal regulatory proceedings and issues which could have an impact on the Facility.

      QF Certification

      In order to be a QF under PURPA and to maintain this status, not more than 50% of the "equity interest" in a facility may be owned by electric utilities or their affiliates. In addition, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input) of at least 45% (the "Efficiency Percentage"). However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the required Thermal and Efficiency Percentages. During 2000, the Facility achieved a Thermal Percentage of 19.1% and an Efficiency Percentage of 47.3%.

      The Facility's QF certification by FERC became effective when portions of the Facility were first synchronized to Consumers' system in June 1989. As a QF, the Facility is exempt from various provisions of the FPA and the 1935 Act and from certain state laws and regulations respecting rate, financial and organizational regulation of public utilities. On January 31 and March 1, 1990, FERC recertified the Facility as a QF in the context of an ownership structure in which MCV owns the Facility and in the context of a leveraged lease transaction in which the Facility is owned by owner trustees on behalf of institutional investors. In 1997, 1998, 2000 and March 2001, MCV filed Notices of Self-Recertification with the FERC to reflect changes in the configuration and equipment of the Facility, and changes in MCV Partnership ownership (which changes did not result in a change in the percentage of utility ownership). (See "MD&A -- Outlook -- Maintaining QF Status".)

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

      MPSC and Other Proceedings. In September 1987, in order to obtain a 17-1/2 year rate protection provided under Michigan law, known as Act 81, MCV requested MPSC approval of the capacity rate provided for in the PPA. During the pendency of this matter, Consumers, MPSC staff and others negotiated a revised settlement proposal, which was submitted to the MPSC for approval ("Revised Settlement Proposal").

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

      On June 23, 1993, Consumers exercised its rights under the PPA to obtain a determination through arbitration proceedings of whether Consumers could exercise the "regulatory out" provision of the PPA in view of Consumers' acceptance of the Settlement Order. In a Final Order issued on February 16, 1995, the arbitrator ruled that Consumers may withhold the fixed energy charges for available but undelivered energy, as well as for energy delivered between the "caps" contained in the Settlement Order and 915 MW, subject to completion of appellate review in all regulatory and judicial proceedings with respect to the Settlement Order and then pending MPSC cases. Those regulatory and judicial proceedings are complete and no changes resulted which would affect the arbitrator's ruling.

      On September 8, 1995, Consumers and the MPSC staff asked the MPSC to create a consolidated proceeding for the purpose of reviewing a settlement agreement ("325 MW Settlement") entered into between the MPSC staff and Consumers. The 325 MW Settlement proposed approving one-hundred percent jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV. Cost recovery approval for the 325 MW of MCV Contract Capacity was in addition to the 915 MW already approved by the MPSC with recovery from Consumers retail customers to begin January 1, 1996. On November 14, 1996, the MPSC approved, with modifications, the 325 MW Settlement effective January 1, 1996 ("325 MW Settlement Order"). The 325 MW Settlement Order is now final.

      PPA - 1998 PSCR Rate Freeze. In January 1998, the MPSC suspended Consumers annual Power Supply Cost Recovery ("PSCR") plan and reconciliation cases (annual proceedings in which the MPSC, among other things, sets Consumer's recovery of MCV energy rates) and set a PSCR "rate freeze" effective January 1, 1998 through 2001. Beginning with the payment of the March 1998 invoice, Consumers, without MCV's consent, began paying MCV fixed energy payments based upon MCV's availability up to 915 MW and on deliveries above 915 MW. MCV took exception to Consumers payments at the lower level. However, under the MCV/Consumers Settlement Agreement, Consumers will pay MCV the fixed energy rates set forth in the PPA based on availability for the first 915 MW and on delivered energy above 915 MW and up to the 1,240 MW of Contract Capacity through September 15, 2007 (See "PPA - Settlement of PPA Issues.").

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

      Michigan Electric Industry Restructuring Proceedings

      On December 20, 1996, the MPSC issued an order on its own motion to consider the restructuring of the electric industry in Michigan and issued orders on June 5, 1997, October 29, 1997, January 14, 1998 and February 11, 1998 (collectively the "Restructuring Orders"). The Restructuring Orders provide for a transition to a competitive regime whereby electric retail customers will be able to choose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandate that utilities "wheel" third-party power to the utilities' customers. An issue involved in restructuring, which could significantly impact MCV, is stranded cost recovery. The Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs, which include capacity charges from QFs, including MCV, previously approved by the MPSC, incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) is limited to customers who chose an alternate power supplier and are only paid for the period 1998 through 2007 (MCV's PPA expires in 2025). Customers who chose to remain power supply customers of Consumers will continue to pay capacity charges as part of rates charged by Consumers, subject to MPSC rate regulation. The Restructuring Orders do not otherwise specifically address the recovery of PPA capacity charges after 2007.

      MCV, as well as others, filed appeals in state and federal courts challenging the Restructuring Orders. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow recovery of

      PPA charges (capacity and energy) by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 2000, the State of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QF's (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permits utilities to securitize certain stranded (transition) costs including PPA charges.

      In MCV's federal court challenge to the Restructuring Orders, on July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent that they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. The order further provides that the MPSC's prior orders approving the avoided cost rates for MCV takes precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies or precludes Consumers' recovery of the avoided costs set for MCV, including but not limited to interpreting or enforcing the Restructuring Orders to preclude them from recovering all or any portion of the avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order and the Commission's August 17, 1999 order are being appealed. While restructuring could have a material impact on MCV, MCV Management cannot, at this time, predict the impact or the outcome of these proceedings.

      Federal Electric Industry Restructuring

      FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity in some circumstances as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. On December 20, 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. Order No. 2000 is intended to increase competition and remedy continuing problems with wholesale transmission access and reliability. Order No. 2000 does not directly impact MCV since MCV does not own transmission lines, but could indirectly impact MCV in selling electricity in the wholesale market. Order No. 2000 and subsequent related orders are pending before the United States Court of Appeals for the D.C. Circuit. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

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

      Air Quality. MCV's Renewable Operating Permit ("ROP") was issued June 4, 1999 with an expiration date of June 4, 2004. This permit details the applicable requirements, which apply to all the emission unit/process groups at MCV and did not apply more stringent limits on the site than was already in the Permit to Install. On two instances in 2000, MCV exceeded the two hour limit for adequate denox steam injection rate. Cause of the exceedances were low denox header pressure and frozen instrumentation along with a faulty denox spray valve. The Michigan Department of Environmental Quality (MDEQ) has taken no action nor is it expected they will.

      In September 1998, the United States Environmental Protection Agency ("EPA") announced three rulemaking actions to address interstate and regional transport of ground level ozone, namely the NOXSIP Call Final Rule ("SIP Call Rule"), Proposed Federal Implementation Plan ("FIP Plan") and Section 126 Petitions. The SIP Call Rule requires 22 states (including Michigan) to submit state implementation plans ("SIPs") which address the regional transport of ground level ozone through reductions in nitrogen oxide ("NOX") emissions from combustion sources, including gas turbines. States were to submit plans to meet certain overall reduction percentages established in the SIP Call Rule by September 30, 1999, with emission reduction measures in place by May 1, 2003 and overall compliance by September 30, 2007. The SIP Call Rule's compliance dates have since been extended by one year. The FIP Plan includes the same NOX reduction requirements and modified time tables contained in the SIP Call Rule. The FIP Plan provides that it would be implemented in any state, which fails to submit an approvable NOX SIP by September 30, 2000 or otherwise fails to require applicable NOX emission reduction requirements to be in place. The Section 126 Petitions deal with petitions filed by northeastern states under Clean Air Act, Section 126, against sources in "upwind" states in the Midwest, including Michigan. Public hearings were held and comments and industry-based appeals have been filed on all three of these rulemaking actions. In May 1999, the United States Court of Appeals for the D.C. Circuit Court remanded EPA's "8-hour" ozone measurement standard, set forth in the SIP Call Rule, as being unconstitutional and it stayed the submission dates required by the SIP Call Rule. On January 18, 2000, the EPA issued its "Finding of Significant Contribution and Rulemaking on
      Section 126 Petitions for the Purposes of Reducing Interstate Ozone Transport" ("EPA Ozone Rulemaking"). In the EPA Ozone Rulemaking, the EPA made findings that a number of large electric generating units ("EGUs") named in the petitions emit in violation of the Clear Air Act prohibition against significantly contributing to nonattainment or maintenance problems in the petitioning States. The EPA Ozone Rulemaking also finalizes the Federal NOX Budget Trading Program as the control remedy for sources affected by the rule. The final rule is effective February 17, 2000 and requires compliance by May 1, 2003. MCV is identified in the EPA Ozone Rulemaking as a large EGU subject to NOX emissions averaging of .15 lb/MMBtu during the ozone season (May through September). If the court challenge to the rule is unsuccessful, MCV nevertheless believes it will be able to meet the standards in the EPA Ozone Rulemaking, which is subject to rehearing and/or further appeal. The State of Michigan is presently engaged in a rulemaking effort which would impose NOX controls which are similar to, or less stringent than, the federal emission limitations EPA seeks to impose. Again, MCV believes it will be able to meet the emission levels sought by the State of Michigan in response to the federal program directives.

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

      While it is possible that MCV or Consumers could incur liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 or MERA for Site conditions from previous Dow activities, MCV does not know of any conditions on the Site that MCV believes require cleanup. In any event, to the extent that such liability could be shown to be due to Dow's activities, MCV or Consumers would seek contribution from Dow for any costs incurred in connection with Dow's activities.

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

      Environmental Indemnity Agreements. CMS Energy has executed environmental indemnity agreements in favor of the Senior Bond Trustee, the Subordinated Bond Trustee, the Tax-Exempt Trustee (all as defined in "Overall Lease Transaction"), MCV and the holders, from time to time, of the Bonds. Pursuant to these indemnity agreements, CMS Energy has agreed to indemnify these parties and certain related parties against all expense, damage and liability incurred by them, which is caused by certain classes of environmental matters to the extent these occurred at the Site before June 15, 1990 (with certain exceptions). These matters include (i) the presence of any environmentally hazardous materials at the Site, (ii) any environmentally hazardous activity at the Site and (iii) any event which is a violation of environmental laws affecting the Site (including amendments and supplements to such laws whenever enacted except, in the case of such enactments after June 15, 1990, to the extent they would require installation or modification of equipment). CMS Energy has entered into a similar environmental indemnity agreement for the benefit of the Owner Trustee (in its individual and trust capacities), the Owner Participants (as defined in "Overall Lease Transaction") and certain related parties. In the agreement in favor of MCV, payments by CMS Energy are subject to a deductible of $20,000 per occurrence and $240,000 in the aggregate. The agreement in favor of MCV terminates when all the Senior Bonds (as defined in "Overall Lease Transaction") have been paid in full and all the holders of the Bonds (as defined in "Overall Lease Transaction") have been paid all amounts owed under the general indemnity in the Participation Agreements, except that such indemnity shall not terminate with respect to certain rights arising prior to such final payment.

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

      Each purchase of an undivided interest in the Facility by an Owner Trustee and the lease of such undivided interest back to MCV constitutes a separate transaction (each, a "Lease Transaction"). The undivided interests are in varying "undivided interest percentages" ranging from approximately 4.4% to 75.5%. Each Lease Transaction was effected through separate, but substantially identical, documents relating to a particular undivided interest, including a Trust Agreement pursuant to which the Owner Participant established the Owner Trust with the Owner Trustee and authorized the Owner Trustee to hold title to its undivided interest on its behalf and lease the same to MCV (each a "Trust Agreement"), a Participation Agreement pursuant to which MCV, the Owner Participant, the Owner Trustee and the various other parties to such Lease Transaction agreed to the terms and conditions thereof (each, a "Participation Agreement"), a Lease Agreement pursuant to which the Owner Trustee leases the undivided interest to MCV (each, a "Lease") and two separate Trust Indentures pursuant to which the Owner Trustee issued Senior Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Senior Note Indenture") and Subordinated Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Subordinated Note Indenture" and, together with the Senior Note Indentures, the "Note Indentures"). The United States Trust Company and First Union National Bank are note trustees under the Senior
      Note Indenture and the Subordinated Note Indenture, respectively (the "Note Trustees"). There is, however, a single Collateral Agency and Intercreditor Agreement (the "Intercreditor Agreement"), executed by the Owner Trustees, MCV, the Note Trustees, the Working Capital Lender (as defined below) and US Bank Trust as collateral Agent (the "Collateral Agent"), which provides for the creation and maintenance of certain reserves, the deposit of all revenues generated by the Facility, the payment of operating expenses, and the distribution of remaining revenues according to the priorities set forth therein to or for the account of the Working Capital Lender, the Note Trustees, the Owner Trustees, MCV and the affiliates of certain Partners. MCV has arranged for a $50 million working capital line (the "Working Capital Facility") with Bank of Montreal (the "Working Capital Lender"), which expires August 31, 2001. As security for its obligation to repay advances made under the Working Capital Facility, MCV has granted to the Working Capital Lender a first priority security interest in certain receivables earned by MCV through the sale of electricity, electric generating capacity, natural gas, or steam to third parties, including Dow, Consumers and DCC (the "Earned Receivables") and in MCV's natural gas inventory (the "Natural Gas Inventory"). Payments due under the Working Capital Facility are direct obligations of MCV and will in general have a priority in payment over payments under the Leases (and thus on the Notes, as defined in this Section "Overall Lease Transaction -- The Lease Funding," and the Bonds).

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

      The Lease obligation is recorded as long-term debt, at the present value of future minimum Lease payments. There was no change to property, plant and equipment, on the Consolidated Balance Sheet, as the transaction was accounted for as a financing arrangement for financial reporting purposes. Certain Lease transaction expenses of MCV are recorded as deferred financing costs and amortized using the interest method over the term of the Lease. On an ongoing basis, the monthly accrual for the semi-annual Lease payments is divided between interest and principal components using the effective interest method.

      On June 15, 2000, MCV closed on the sale of $200 million of tax-exempt bonds, the proceeds of which were used on July 24, 2000 to refund a like amount of previously issued bonds. The refinancing of this portion of the outstanding debt has lowered MCV's effective interest rate on its long-term debt arrangement from approximately 8.7% to 8.3% , which is still scheduled to mature in year 2015.

      The Lease Funding

      Each Owner Trustee has financed the purchase of its undivided interest in the Facility through a combination of equity invested by its related Owner Participant ($556,320,000 in the aggregate) and debt incurred through the issuance of nonrecourse notes by the Owner Trustee under the related Note Indentures, consisting of senior secured notes ($1,200,000,000 in the aggregate) (the "Senior Notes") and subordinated secured notes ($567,180,000 in the aggregate) (the "Subordinated Notes," and together with the Senior Notes, the "Notes"). In order to facilitate the sale of this debt (other than the debt evidenced by the Subordinated Notes pledged to secure the Tax-Exempt Bonds) (as defined below), two funding corporations have been established. Midland Funding Corporation I was established for the purpose of issuing various series of senior bonds (the "Senior Bonds"), each series secured by a pledge of the corresponding series of Senior Notes issued by the five Owner Trustees. Midland Funding Corporation II was established for the purpose of issuing various series of subordinated bonds (the "Subordinated Bonds" and, together with the Senior Bonds, the "Bonds"), each series secured by a pledge of the corresponding series of the Subordinated Notes issued by the five Owner Trustees. These pledged Subordinated Notes are secured pari passu with the Subordinated Notes pledged to secure the Tax-Exempt Bonds issued by the Tax-Exempt Issuer (as defined below). The use of the funding corporations facilitated the sale of debt by permitting the offer and sale of three series of Senior Bonds and two series of Subordinated Bonds, each secured equally and ratably by the corresponding series of Notes issued by each of the five Owner Trusts, thus eliminating the need to offer a greater number of separate series of Notes to the investor. In addition, the use of a corporate obligor facilitates compliance with certain investment laws by certain institutional purchasers of the Senior and Subordinated Bonds. The aggregate principal amount, maturity date, interest rate, redemption provisions and other material terms of each series of the Bonds are identical to those of the Notes pledged as security therefore. As of February 28, 2001, there remains outstanding approximately $273.6 million of Senior Bonds and $567.2 million of Subordinated Bonds.

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

      Pursuant to the Intercreditor Agreement, a reserve account has been created for the benefit of the holders of the Notes, which had been initially funded with $90 million in cash (the "Reserve Account"). The Intercreditor Agreement sets forth circumstances under which amounts in the Reserve Account will be adjusted to equal the greater (for so long as the Senior Bonds are outstanding) or the lesser (after the Senior Bonds have been paid in full) of $137 million or the debt portion of basic rent under the Leases payable on the next succeeding basic rent payment date, and limited circumstances under which no more than $10 million contained therein may be withdrawn therefrom to provide working capital. As of December 31, 2000, MCV had funds of $137.9 million in the Reserve Account. Excess funds in the Reserve Account are periodically transferred to MCV.

Item 2.    PROPERTIES

MCV leases the Facility from the Owner Trustees pursuant to the Leases. For a description of the Facility, see "The Facility." For a description of the financing arrangements in connection with the lease of the Facility to MCV, including a description of the liens on the Facility, see "Overall Lease Transaction."

The Facility is located on the Site, previously the location of Consumers' abandoned Midland Nuclear Generating Plant in Midland County, Michigan. The Site contains approximately 1,200 acres, including an 880-acre cooling pond. By a lease dated as of December 29, 1987, Consumers, as fee simple owner, leased the land on which the Facility is located to MCV, CMS Midland and MDC (the "Original Lease"), which was amended and restated in its entirety in 1988. By five separate instruments, each dated as of June 1, 1990, Consumers and MCV created undivided interests in the amended Original Lease and amended and restated the lease to reflect the creation of such interests (the Original Lease as so amended and restated is referred to as the "Ground Lease"). In connection with the Overall Lease Transaction, MCV assigned to each Owner Trustee an undivided interest in the Ground Lease equal to such Owner Trustee's undivided interest percentage. Each Owner Trustee in turn subleased its undivided interest back to MCV pursuant to separate subleases of the Site.

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

Item 3.    LEGAL PROCEEDINGS

MCV has filed property tax appeals contesting MCV's property taxes for 1997 and 1998 and the taxable value for 1999 and 2000, which are pending before the Michigan Tax Tribunal. MCV expects to appeal its 2001 property taxes. MCV Management cannot predict the outcome of these proceedings.

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

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data of MCV. The selected operating and financial position data as of December 31, 2000, 1999, 1998, 1997 and 1996 and for each of the five years ended December 31, 2000 have been derived from audited financial statements. This information should be read in conjunction with "MD&A" and the financial statements and notes thereto included elsewhere herein.

                                                                            Years Ended December 31,
                                                    -------------------------------------------------------------------------
                                                        2000           1999           1998           1997          1996
                                                    -------------- -------------- -------------- ------------- --------------
                                                                             (Dollars in Thousands)
STATEMENT OF OPERATIONS DATA:
  Operating Revenues                                $   604,547      $ 617,352      $ 627,054      $ 651,581      $ 645,168
  Operating Income                                      212,813        215,884        222,461        216,499        227,883
  Cumulative Effect on Prior Years (to                       --             --             --         15,533             --
   December 31, 1996) of Change in Method of
   Accounting for Property Taxes (1)
  Net Income                                             90,121         80,069         80,327         77,737         65,524

BALANCE SHEET DATA: (2)
  Total Assets                                        2,274,956      2,299,212      2,286,506      2,351,271      2,363,945
  Capitalization
    Partners' Equity                                    527,738        437,617        357,548        277,221        199,484
    Long-Term Debt, Excluding Current Maturities      1,429,233      1,584,865      1,723,960      1,788,291      1,929,241

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

Results of Operations

Overview

For the year ended December 31, 2000, MCV recorded net income of $90.1 million, an increase of $10.0 million as compared to 1999 net income. The earnings increase was primarily due to lower interest expense on MCV's financing obligation, decreased fuel costs resulting from the disposition of natural gas, increased capacity revenue under the PPA and increased interest income on MCV's investments. This increase was partially offset by two one-time events, specifically the 1999 increase in operating revenues arising from a Settlement Agreement between MCV and Consumers effective January 1, 1999, as well as expenses arising from MCV's refinancing of its tax-exempt bonds in June 2000. The earnings increase was also partially offset by slightly lower energy rates under the PPA.

For the year ended December 31, 1999, MCV recorded net income of $80.1 million, a decrease of $.2 million as compared to 1998 net income of $80.3 million. The decrease was primarily due to lower contract payments from

Dow, lower energy rates under the PPA with Consumers and the recording in 1998 of a non-recurring interest refund from Great Lakes. This decrease was partially offset by the Settlement Agreement between MCV and Consumers effective, January 1, 1999, which resolved a number of disputed issues under the PPA between the parties. Also partially offsetting this decrease in earnings was lower interest expense on MCV's financing obligation, additional power sales outside of the PPA, and lower depreciation expense.

Operating Revenues

The following represents significant operating revenue statistics for the years ended December 31 (dollars in thousands except average rates):

                                                                 2000             1999             1998
                                                            ------------     ------------     ------------
Operating Revenues                                          $  604,547       $  617,352       $  627,054

Capacity Revenue                                            $  410,938       $  407,429       $  407,518
   PPA Contract Capacity (MW)                                    1,240            1,240            1,240
   Billed PPA Availability (1)                                    98.5%            98.5%            99.4%

Electric Revenue                                            $  177,989       $  196,301       $  192,258
   PPA Delivery as Percentage of Contract Capacity (2)            72.1%            78.2%            79.3%
   PPA, SEPA and Other Electric Deliveries (MWh)             8,535,548        9,205,083        9,194,474
   Average PPA Variable Energy Rate ($ / MWh)               $    15.68       $    16.00       $    16.76
   Average PPA Fixed Energy Rate ($ / MWh)                  $     3.57       $     3.52       $     3.75

Steam Revenue                                               $   15,620       $   13,622       $   12,008
   Steam Deliveries (Mlbs)                                   5,869,454        5,803,863        5,584,273

Other Revenue                                               $       --       $       --       $   15,270


    (1) As part of the Settlement Agreement (See "Capacity and Energy Payments Under the PPA" and Notes to Consolidated Financial Statements, Note 7, "Contingencies, PPA - Settlement of PPA Issues"), effective January 1, 1999, MCV agreed with Consumers to cap PPA availability at 98.5% in each calendar year for so long as Consumers did not resell the capacity and energy under the PPA in the wholesale market.

    (2) Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. In 2000, MCV estimates that this program resulted in net savings of approximately $9.0 million. MCV anticipates continuing the use of this or similar programs to mitigate the impacts of high market gas prices.

For the year ended December 31, 2000, MCV's operating revenues decreased $12.8 million from 1999. This decrease is due primarily to the first quarter 1999 recognition of a one-time net $6.4 million increase in operating revenues due to the Settlement Agreement between MCV and Consumers, which resolved (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all of the previously disputed issues under the PPA and included definitive obligations for Consumers to make energy payments calculated in accordance with the PPA. Also decreasing revenues was a lower electric dispatch and lower energy rates under the PPA with Consumers. This decrease was partially offset by increased electric and steam rates under the SEPA with Dow and higher capacity revenues from Consumers under the PPA and third parties.

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

Operating Expenses

For the year ended December 31, 2000, MCV's operating expenses were $391.7 million, which includes $232.1 million of fuel costs. During this period, MCV purchased approximately 77.0 Bcf of natural gas, and a net 1.6 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 76.2 Bcf, of which .8 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the year of 2000 was $2.55 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the year ended December 31, 1999, MCV's operating expenses were $401.5 million, which includes $244.4 million of fuel costs. During this period, MCV purchased approximately 82.8 Bcf of natural gas, and a net 2.5 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 82.2 Bcf, of which 1.9 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the year 1999 was $2.50 per MMBtu. Fuel costs for the year 2000 compared to 1999 decreased by $12.3 million. This fuel cost decrease was due primarily to a lower gas usage resulting from the decrease in electric dispatch due in part, to dispatch reduction transactions entered into with Consumers and disposition of natural gas previously hedged or purchased under contract but not required for electricity generation.

For the year ended December 31, 2000, operating expenses other than fuel costs increased $2.5 million from the year 1999, primarily resulting from higher plant maintenance costs and increased property taxes. This increase was partially offset by a change resulting from a revision to the useful lives of the gas turbine generator equipment and changes to the amortization of payments under the amended Service Agreement. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

For the year ended December 31, 1999, MCV's operating expenses decreased $3.1 million from the year 1998, which included a $.3 million decrease in fuel costs. This decrease was primarily due to a lower electric dispatch by Consumers under the PPA, partially offset by a higher 1999 average cost of gas due to increases in the long term natural gas prices.

In 1999, operating expenses other than fuel costs decreased $2.8 million from 1998, primarily resulting from lower depreciation expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

For the year ended December 31, 2000, interest and other income increased $13.1 million compared to 1999, primarily resulting from higher interest rates on MCV's investments and a decrease in interest expense due to a lower principal balance on MCV's financing obligation. This decrease was partially offset by expenses arising from MCV's refinancing of its tax-exempt bonds in June 2000.

The decrease in interest and other income in the year 1999 compared to 1998 reflected the 1998 accrual for the interest income refund from Great Lakes. The decrease in interest expense in 1999 from 1998 is due to a lower principal balance on MCV's financing obligation.

Market Risk Sensitivity

Market risks relating to MCV's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described below. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based upon quoted market prices. The information presented below should be read in conjunction with Note 2, "Significant Accounting Policies" and Note 5, "Long-Term Debt" to the Notes to Consolidated Financial Statements of MCV.

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

In addition, to manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of December 31, 2000 have original maturity dates of less than one year.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at December 31, 2000:

                                                              Expected Maturity Date
                            --------------------------------------------------------------------------------------------
                                                                                                            Change in
                              2001       2002       2003       2004       2005     Thereafter     Total     Fair Value
                              ----       ----       ----       ----       ----     ----------     -----     ----------
Debt:
Long-Term Debt Fixed
Rate                         $287.1     $304.1     $208.9     $242.8    $174.4      $1,346.9     $2,564.2         N/A
    (in millions)
Avg. Interest Rate              8.3%       8.3%       8.3%       8.3%      8.3%          8.3%         8.3%

Interest Rate Swaps:
Variable to Fixed            $ 45.0                                                                                --
    (in millions)
Avg. Pay Rate                  5.58%
Avg. Receive Rate              5.93%

Floating to Floating                    $ 20.0                                                                  $ (.3)
    (in millions)
Avg. Pay Rate                             5.67%
Avg. Receive Rate                         5.12%

Commodity Risk. MCV is a purchaser of natural gas. MCV enters into natural gas futures and option contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized principally to secure anticipated natural gas requirements necessary for projected electric sales and to hedge sales of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements. The natural gas futures and option contracts qualify as hedges under SFAS No. 80, "Accounting for Futures Contracts," since the contracts cover probable future transactions.

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from one to eleven months. The table presents the carrying amounts and fair values at December 31, 2000:

                                                                Expected Maturity in 2001               Fair Value
                                                                -------------------------               ----------
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy                                   1,108                               --
Contract Volumes (10,000 MMBtu) Short/Sold                                   (56)                              --
Weighted Average Price Long (per MMBtu)                                   $4.305                           $6.018
Weighted Average Price Short (per MMBtu)                                  $7.500                           $9.775
Contract Amount ($US in Millions)                                         $ 43.5                           $ 61.2


Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with Alstom. The gains and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts, which are entered into, have maturity dates of less than one year. As of December 31, 2000, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with a deferred $.3 million gain.

New Accounting Standards

Effective January 1, 2001, MCV will adopt SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities, as amended and interpreted." For a detailed discussion of the effects of the standard, including earnings volatility, and the financial impact upon adoption, see Financial Statements and Supplementary Data -- Note 2 "Significant Accounting Policies - New Accounting Standard, Forward Foreign Exchange Contracts, Natural Gas Futures and Options and Interest Rate Swaps" to the Consolidated Financial Statements.

Liquidity and Financial Resources

During the years ended December 31, 2000 and 1999, net cash generated by MCV's operations was $143.1 million and $154.4 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. No distributions to the Partners for federal tax obligations were made in the last three years; instead, funds totaling $13.5 million, $10.3 million and $23.2 million were retained by MCV as working capital in 2000, 1999 and 1998, respectively, since the Reserve Account was funded to the maximum amount of $137 million in 1994, per the Intercreditor Agreement. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next fourteen years. During 2000, 1999 and 1998, MCV paid the basic rent requirements of $288.6 million, $221.7 million and $309.0 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At December 31, 2000, the borrowing base was $37.5 million. The Working Capital Facility term currently extends to August 31, 2001. MCV did not utilize the Working Capital Facility during 2000, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of December 31,

2000, there was approximately $321 million (which includes approximately $58 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

Inflation

MCV does not expect inflation to have a significant effect on future results of operations in the near future term. The majority of MCV's gas purchases are based on contracts with a fixed price in a base year which is subject to adjustment under various methods - a fixed price, a fixed price with an escalator, an index based on Consumer's energy charges under the PPA, or a combination thereof - which permits the seller to increase the price by the greater of the fixed escalator or the energy charge index. Management believes these provisions provide a measure of relief from inflation risks. Under the terms of MCV's financing obligations under the Overall Lease Transaction, all of the outstanding long-term borrowings are at fixed rates.

Outlook

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. The following discussion of the outlook for MCV contains certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 (the "Act"), including without limitation, discussion as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed reflecting MCV's current expectations of the manner in which the various factors discussed therein may affect its business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Accordingly, this "Safe Harbor" Statement contains additional information about such factors relating to the forward-looking statements. There is no assurance that MCV's expectations will be realized or that unexpected events will not have an adverse impact on MCV's business.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among others. The business and profitability of MCV is also influenced by other factors such as pricing and transportation of commodities and environmental legislation/regulation, among other important factors. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA and maintenance of the Facility's QF status.

Operating Outlook. During the year 2000, approximately 70% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a Settlement Agreement between MCV and Consumers, which was effective January 1, 1999. Actual PPA availability was 98.5% in 2000, 99.7% in 1999 and 99.4% in 1998. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through December 2000, the unit energy charge (fixed and variable) paid to MCV has declined by 16.5%, while the average unit variable cost of delivered fuel for the period 1990 - 2000, has risen by 15.9%. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel (contract prices generally escalate at a fixed price, a fixed price with an escalator, an index based on Consumers' energy charges under the PPA, or a combination thereof). MCV continues to purchase the majority of its natural gas requirements under long-term fixed-price contracts, with a smaller portion of gas purchased on the spot market. MCV has maintained a hedging program to mitigate risk associated with volatile prices in the spot market and has entered into gas purchase and hedging arrangements with respect to most of its expected gas needs for 2001, for requirements not provided for under its long-term contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices for 2001, although high gas prices for an extended period of time could adversely affect operating results.

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

PPA - Sale and Assignment. In March 1999, Consumers signed a contract with PECO Energy Company ("PECO") whereby Consumers would have sold 1240 MW of capacity and associated energy to PECO from the MCV PPA until September 2007. The contract with PECO was subject to regulatory treatment satisfactory to Consumers. Consumers did not get the regulatory approvals it sought and terminated its contract with PECO.

Michigan Electric Industry Restructuring Proceedings. The MPSC issued orders on June 5, 1997, October 29, 1997, January 14, 1998 and February 11, 1998 (collectively the "Restructuring Orders"). The Restructuring Orders provide for a transition to a competitive regime whereby electric retail customers would be able to choose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandated that utilities "wheel" third-party power to the utilities' customers. An issue involved in restructuring, which could significantly impact MCV, is stranded cost recovery. The Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs, which include capacity charges from QFs, including MCV, previously approved by the MPSC, incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (i.e., MCV's PPA) is limited to customers who chose an alternative power supplier and are only paid for the period 1998 through 2007 (MCV's PPA expires in 2025). Customers who chose to remain power supply customers of Consumers will continue to pay capacity charges as part of rates charged by Consumers, subject to MPSC rate regulation. The Restructuring Orders do not otherwise specifically address the recovery of PPA capacity charges after 2007.

MCV, as well as others, filed appeals in state and federal courts challenging the Restructuring Orders. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow recovery of PPA charges (capacity and energy) by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 1999, the Michigan Supreme Court issued an opinion in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While the Michigan Supreme Court Order was not directed at the Restructuring Orders, the MPSC has effectively applied it to them by entering an order on August 17, 1999, making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. In September 1999, Consumers filed a statement with the MPSC stating that it intends to begin voluntarily implementing the Restructuring Orders. In June

2000, the state of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QF's (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded (transition) costs including PPA charges.

In MCV's federal court challenge to the Restructuring Orders, on July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. The order further provides that the MPSC's prior orders approving the avoided cost rates for MCV take precedence over the Restructuring Orders. The Defendants in the lawsuit (the Commissioners of the MPSC) were permanently enjoined from enforcing the Restructuring Orders in any manner which denies or precludes Consumers' recovery of the avoided costs set for MCV, including but not limited to interpreting or enforcing the Restructuring Orders to preclude them from recovering all or any portion of the avoided costs previously approved by the MPSC from its customers, whether before, during, or after the year 2007. This order and the Commission's August 17, 1999 order are being appealed. MCV continues to monitor and participate in these industry restructuring matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV Management cannot, at this time, predict the impact or outcome of these proceedings.

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity in some circumstances as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. On December 20, 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. Order No. 2000 is intended to increase competition and remedy continuing problems with wholesale transmission access and reliability. Order No. 2000 does not directly impact MCV since MCV does not own transmission lines, but could indirectly impact MCV in selling electricity in the wholesale market. Order No. 2000 and subsequent related orders are pending before the United States Court of Appeals for the D.C. Circuit. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

Maintaining QF Status. In the case of a topping-cycle generating plant such as the Facility, to maintain QF Status the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. The tests are applied on a calendar year basis. The Facility has achieved the applicable Efficiency Percentage of 42.5% in each year since commercial operation, and in the years 1995 through 2000 the Facility achieved an Efficiency Percentage in excess of 45%.

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 2000, MCV achieved an Efficiency Percentage of 47.3% and a Thermal Percentage of 19.1%.

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

See "Financial Statements and Supplementary Data -- Notes 1 and 7 to the Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

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

Management Committee

William T. McCormick, Jr.      (56)   Management Committee Chairman

John J. O'Rourke               (46)   Management Committee Member
                                      (Term began in March 2001)

David A. Arledge               (56)   Management Committee Member
                                      (Term ended in March 2001)
Executive Officers

James M. Kevra                 (52)   President and Chief Executive Officer

Bruce C. Grant                 (54)   Vice President of Human Resources, Communications and
                                      Public Affairs

James A. Mooney                (61)   Vice President of Engineering, Operations and
                                      Construction

Gary B. Pasek                  (45)   Vice President, General Counsel and Secretary

James M. Rajewski              (53)   Vice President and Controller

Stephen A. Shulman             (44)   Chief Financial Officer and Treasurer

LeRoy W. Smith                 (59)   Vice President of Energy Supply and Marketing


William T. McCormick, Jr. has served as Chairman of the Management Committee of MCV since its creation in January 1987. Mr. McCormick has served as Chairman of the Board, Chief Executive Officer and Director of CMS Energy (diversified energy holding company) since it was incorporated in February 1987, and added the title of President of CMS Energy in December 2000. He has also served as Chairman of Consumers since November 1985, and added the title of President and Chief Executive Officer of Consumers in December 2000.

John J. O'Rourke has served as a member of the Management Committee since March 2001. Mr. O'Rourke has served as Managing Director, Commercial Management for El Paso Merchant Energy since May 2000. Prior to becoming Managing Director for El Paso Merchant Energy, Mr. O'Rourke has held several other senior management positions in the energy business over the past 20 years with FPL Energy and Ebasco Services, Inc.

David A. Arledge served as a member of the Management Committee from July 1988 to March 2001. His term on the Management Committee ended with the merger of Coastal and El Paso. Mr. Arledge was Chairman, President and Chief Executive Officer of The Coastal Corporation, a diversified energy holding company, prior to the merger with El Paso. Prior to becoming Chief Executive Officer in October 1995, Mr. Arledge was Chief Operating Officer of The Coastal Corporation from March 1994. He is also a Director of Coastal and of Coastal Midland, Inc., a subsidiary of Coastal and has held these positions since February 1988 and April 1989, respectively. He has also held various other executive positions in Coastal and numerous subsidiaries of Coastal during the last five years.

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

Item 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth certain compensation data with respect to the chief executive officer and four other most highly compensated executive officers of MCV for each of the three years ended December 31, 2000, 1999 and 1998.

                           Summary Compensation Table

                                                                          Annual Compensation
                                                      -------------------------------------------------------------
          Name and                                                                                   All Other
     Principal Position                Year           Salary ($)          Bonus ($)(a)           Compensation ($)
------------------------------        -------         ------------     --------------------     --------------------
James M. Kevra                         2000             253,638              215,000                    50,731(b)
President and                          1999             241,965              178,360                    48,942
Chief Executive Officer                1998             226,008              225,000                    46,519


James A. Mooney                        2000             187,639              114,733                    39,894(c)
Vice President of                      1999             183,592               94,352                    39,312
Engineering, Operations                1998             176,900              122,559                    38,279
and Construction


Gary B. Pasek                          2000             164,995              101,071                    24,718(d)
Vice President                         1999             158,683               80,148                    23,776
General Counsel & Secretary            1998             152,169              106,287                    22,794


LeRoy W. Smith                         2000             163,932              107,504                    27,110(e)
Vice President of Energy               1999             158,105               76,805                    26,210
Supply and Marketing                   1998             152,335              103,173                    25,321


Stephen A. Shulman                     2000             148,079               88,448                    22,194(f)
Chief Financial Officer                1999             142,673               70,630                    21,378
and Treasurer                          1998             137,100               95,116                    20,538



------------------------------

(a)   Represents bonuses accrued under the Senior Management Incentive Plan.

(b) Includes company contributions of $8,500 to the 401(k) Savings Plan, $11,000 to the Defined Contribution Retirement Plan and $31,231 to the Supplemental Retirement Plan.

(c) Includes company contributions of $8,500 to the 401(k) Savings Plan, $11,000 to the Defined Contribution Retirement Plan and $20,394 to the Supplemental Retirement Plan.

(d) Includes company contributions of $8,239 to the 401(k) Savings Plan, $11,261 to the Defined Contribution Retirement Plan and $5,218 to the Supplemental Retirement Plan.

(e) Includes company contributions of $8,167 to the 401(k) Savings Plan, $11,333 to the Defined Contribution Retirement Plan and $7,610 to the Supplemental Retirement Plan.

(f) Includes company contributions of $7,398 to the 401(k) Savings Plan, $12,102 to the Defined Contribution Retirement Plan and $2,694 to the Supplemental Retirement Plan.

                       2000 Long-Term Incentive Plan Table



                                      Performance or Other Periods          Estimated Future Payout Under
             Name                    Until Maturation or Payout (a)           Non-Stock Price Based Plan
------------------------------     ----------------------------------    -----------------------------------
                                                                                     Maximum ($)
James M. Kevra                                  1-3 years                               77,000

James A. Mooney                                 1-3 years                               57,000

Gary B. Pasek                                   1-3 years                               50,000

LeRoy W. Smith                                  1-3 years                               49,000

Stephen A. Shulman                              1-3 years                               45,000

(a) In 1998, MCV established a new long-term incentive plan under which officers and certain management personnel could receive cash payouts based on achieving certain targeted cashflows on a projected basis, thus enabling cash distributions to be made to the Partners for their annual federal tax obligations pursuant to provisions in the Participation Agreement. If, in any of the years 2000 through 2002, MCV is able to make a cash distribution to its Partners greater than 75% of the Partners' estimated tax obligation, each participant in the plan could receive a payout equal to a range of 1%-30% of their base salary depending on the specific amount of cash distributed to the Partners and the year that such distribution occurs. Where the cash distribution to the Partners is 75% or less of the estimated tax obligation for each of these three years, no cash payout to participants will occur under this plan. For the year 2000, no cash payout to participants under this plan occurred.

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

Mr. O'Rourke commenced in March 2001, as a member of MCV's Compensation Committee. He also serves as Managing Director, Commercial Management for El Paso Merchant Energy. Mr. Arledge was a member of the Compensation Committee of MCV as well as Chairman, President and Chief Executive Officer and a Director of Coastal. His term on the Compensation Committee ended in March 2001. Prior to the merger with El Paso, he was Director of Coastal Midland, Inc. Coastal Midland, Inc. and affiliates of Coastal have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 2000, Coastal affiliates engaged in transactions with MCV, which included the sale of natural gas, sale of natural gas transportation, various natural gas marketing services and the purchase of electricity that amounted in aggregate to approximately $67.7 million. A similar level of transactions is expected to occur in 2001. In addition, as of December 31, 2000, Coastal had an outstanding cash withdrawal from the Partnership in the amount of $50.9 million (including accrued interest) in exchange for a letter of credit, pursuant to the Participation Agreement.

Mr. McCormick is Chairman of the Compensation Committee of MCV as well as Chairman, President and Chief Executive Officer and Director of CMS Energy and Consumers. CMS Energy and its affiliates have the following direct and indirect interests in MCV and the Facility: CMS Midland Holdings Company has an ownership interest in one of the Owner Trusts, representing indirectly a 35% equity interest in the Facility; CMS Midland has a 49% general partnership interest in MCV; and Consumers has contractual obligations under the PPA to purchase electric capacity and related energy from MCV, has contractual obligations under various backup agreements among MCV, Consumers and Dow to assure a continuous supply of steam and electricity to Dow in the event the SEPA is terminated, has contractual obligations to enter into transmission service agreements with other utilities for MCV's benefit, and has leased undivided interests in the Site to the Owner Trustees (as MCV's assignees) pursuant to the Ground Lease. In 2000, Consumers purchased electric capacity and related energy from the Facility that aggregated approximately $568.8 million. In addition, CMS Energy affiliates have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 2000, CMS Energy affiliates engaged in transactions with MCV which included the sale of natural gas, the sale of natural gas transportation, the sale of natural gas storage and the purchase of natural gas that amounted in aggregate to approximately $54.4 million. A similar level of transactions is expected to occur in 2001.

For further detailed discussions of MCV's contracts and leases with Partners, see "Contracts", "Properties" and "Financial Statements and Supplementary Data -- Note 9 to the Consolidated Financial Statements."

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is given with respect to the Partners of MCV, its Management Committee members and all Management Committee members and officers as a group.

Security Ownership of Certain Beneficial Owners

                                                                                 Amount and Nature of Beneficial Ownership
                                                                              -------------------------------------------------
                                                                                                          Approximate Percent
                                                                               Approximate Percent          of Partnership
  Name and Address of Beneficial Owner              Title of Class            of Voting Rights (a)             Interest
-----------------------------------------     ----------------------------    ----------------------     ----------------------
El Paso Corporation (b)
El Paso Building
1001 Louisiana Street
Houston, TX 77002

      Source Midland Limited Partnership      General Partnership Interest            24.2%                      18.1%

      El Paso Midland, Inc.                   General Partnership Interest            14.6%                      10.9%

      MEI Limited Partnership                 General Partnership Interest            12.2%                      9.1%
                                              Limited Partnership Interest             --                        0.9%

      Micogen Limited Partnership             Limited Partnership Interest             --                        4.5%
                                                                              ----------------------     ----------------------
                 Total El Paso Ownership                                              51.0%                      43.5%


CMS Energy Company
212 West Michigan Avenue
Jackson, MI 49201

      CMS Midland, Inc.                       General Partnership Interest            49.0%                      49.0%

The Dow Chemical Company                      Limited Partnership Interest             --                        7.5%
2030 Dow Center
Midland, MI 48674

Alanna Corporation                            Limited Partnership Interest             --                      0.00001%
c/o MCV Limited Partnership
100 Progress Place
Midland, MI 48640
                                                                              ----------------------     ----------------------
                                                                                     100.0%                     100.0%

(a) Each partner has sole voting and investment power with respect to its general partnership interest. Limited partners have no voting rights, except to certain specified acts of the Management Committee. MCV is a limited partnership wholly owned by its Partners. Beneficial interests in the partnership are not available to any persons other than the Partners. Accordingly, none of the members of the Management Committee and none of the executive officers of MCV has any beneficial ownership in MCV.

(b) On January 29, 2001, El Paso Corporation ("El Paso") completed its merger with The Coastal Corporation ("Coastal"). Coastal is the parent company of El Paso Midland, Inc. (formerly Coastal Midland, Inc.), Source Midland Limited Partnership ("SMLP"), Micogen Limited Partnership and, through SMLP, MEI Limited Partnership, which are Partners of MCV. After the merger, Coastal became a wholly-owned subsidiary of El Paso and has changed its name to El Paso CGP Company.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      1.   Financial statements.

           The following consolidated financial statements are as of December 31, 2000 and 1999 or for each of the three years ended December 31, 2000, 1999 and 1998.

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

(b)   Reports on Form 8-K.

      Current report dated January 29, 2001, covering matters reported pursuant to "Item 5, Other Events."

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                    Page Reference
                                                                                                   in Annual Report
                                                                                                    on Form 10-K
                                                                                                -------------------
Report of Independent Public Accountants                                                                   F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                                               F-3

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998                F-4

Consolidated Statements of Partners' Equity for the Years Ended December 31, 2000, 1999, and 1998          F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
1999, and 1998                                                                                             F-6

Notes to Consolidated Financial Statements                                                                 F-7

                               ARTHUR ANDERSEN LLP






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners and the Management Committee of the Midland Cogeneration Venture Limited Partnership:


We have audited the accompanying consolidated balance sheets of the MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP (a Michigan limited partnership) and subsidiaries (MCV) as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of MCV's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Midland Cogeneration Venture Limited Partnership and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                     Arthur Andersen LLP


  Detroit, Michigan,
  January 19, 2001

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
                                 (In Thousands)

ASSETS                                                                                      2000               1999
------                                                                                 --------------     -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                              $   205,550       $   236,205
  Restricted cash and cash equivalents                                                           748             5,680
  Accounts and notes receivable - related parties                                            109,181            98,014
  Accounts receivable                                                                         75,216            20,754
  Gas inventory                                                                               14,474            13,478
  Unamortized property taxes                                                                  16,210            16,809
  Prepaid expenses and other                                                                   7,785             5,968
                                                                                         -----------       -----------

    Total current assets                                                                     429,164           396,908
                                                                                         -----------       -----------

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                                                            2,433,798         2,421,677
  Pipeline                                                                                    21,222            21,222
                                                                                         -----------       -----------

    Total property, plant and equipment                                                    2,455,020         2,442,899

  Accumulated depreciation                                                                  (783,974)         (711,019)
                                                                                         -----------       -----------

    Net property, plant and equipment                                                      1,671,046         1,731,880
                                                                                         -----------       -----------

OTHER ASSETS:
  Restricted investment securities held-to-maturity                                          139,876           139,803
  Deferred financing costs, net of accumulated amortization of $12,804 and $11,425,
    respectively                                                                              12,161             7,152
  Prepaid gas costs, materials and supplies                                                   22,709            23,469
                                                                                         -----------       -----------

    Total other assets                                                                       174,746           170,424
                                                                                         -----------       -----------
TOTAL ASSETS                                                                             $ 2,274,956       $ 2,299,212
                                                                                         ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                               $    93,010       $    59,970
  Interest payable                                                                            67,416            76,119
  Current portion of long-term debt                                                          155,632           139,095
                                                                                         -----------       -----------

    Total current liabilities                                                                316,058           275,184
                                                                                         -----------       -----------

NON-CURRENT LIABILITIES:
  Long-term debt                                                                           1,429,233         1,584,865
  Other                                                                                        1,927             1,546
                                                                                         -----------       -----------

    Total non-current liabilities                                                          1,431,160         1,586,411
                                                                                         -----------       -----------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES                                                                          1,747,218         1,861,595
                                                                                         -----------       -----------

PARTNERS' EQUITY                                                                             527,738           437,617
                                                                                         -----------       -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                                   $ 2,274,956       $ 2,299,212
                                                                                         ===========       ===========



        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)


                                              2000            1999            1998
                                           ---------       ---------       ---------
OPERATING REVENUES:
  Capacity                                 $ 410,938       $ 407,429       $ 407,518
  Electric                                   177,989         196,301         192,258
  Steam and other                             15,620          13,622          27,278
                                           ---------       ---------       ---------

    Total operating revenues                 604,547         617,352         627,054
                                           ---------       ---------       ---------

OPERATING EXPENSES:
  Fuel costs                                 232,127         244,350         244,670
  Depreciation                                93,916          95,350          97,239
  Operations                                  15,117          14,699          14,880
  Maintenance                                 13,907          12,076          12,596
  Property and single business taxes          26,860          25,744          25,687
  Administrative, selling and general          9,807           9,249           9,521
                                           ---------       ---------       ---------

    Total operating expenses                 391,734         401,468         404,593
                                           ---------       ---------       ---------

OPERATING INCOME                             212,813         215,884         222,461
                                           ---------       ---------       ---------

OTHER INCOME (EXPENSE):
  Interest and other income                   24,211          19,913          21,092
  Interest expense                          (146,903)       (155,728)       (163,226)
                                           ---------       ---------       ---------

    Total other income (expense), net       (122,692)       (135,815)       (142,134)
                                           ---------       ---------       ---------


NET INCOME                                 $  90,121       $  80,069       $  80,327
                                           =========       =========       =========


        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)


                                 General      Limited
                                Partners      Partners        Total
                                --------      --------      --------
BALANCE, DECEMBER 31, 1997      $229,992      $ 47,229      $277,221

Net income                        69,935        10,392        80,327
                                --------      --------      --------

BALANCE, DECEMBER 31, 1998      $299,927      $ 57,621      $357,548

Net income                        69,711        10,358        80,069
                                --------      --------      --------

BALANCE, DECEMBER 31, 1999      $369,638      $ 67,979      $437,617

Net income                        78,462        11,659        90,121
                                --------      --------      --------

BALANCE, DECEMBER 31, 2000      $448,100      $ 79,638      $527,738
                                ========      ========      ========

        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)

                                                                                     2000            1999            1998
                                                                                  ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $  90,121       $  80,069       $  80,327

  Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation and amortization                                                      95,295          96,359          98,297
  Increase in accounts and notes receivable                                         (65,629)        (14,453)        (10,641)
  (Increase) decrease in gas inventory                                                 (996)          1,666          (2,234)
  (Increase) decrease in unamortized property taxes                                     599          (1,067)            355
  (Increase) decrease in prepaid expenses and other                                  (1,817)         (1,937)            547
  (Increase) decrease in prepaid gas costs, materials and supplies                      760          (3,221)            418
  Increase (decrease) in accounts payable, accrued and other liabilities             33,040            (748)          1,776
  Decrease in interest payable                                                       (8,703)         (2,840)         (6,224)
  Increase in other non-current liabilities                                             381             556             306
                                                                                  ---------       ---------       ---------
    Net cash provided by operating activities                                       143,051         154,384         162,927
                                                                                  ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant modifications and purchases of plant and equipment                          (33,082)        (53,838)        (49,928)
                                                                                  ---------       ---------       ---------
    Net cash used in investing activities                                           (33,082)        (53,838)        (49,928)
                                                                                  ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of financing obligation                                                (139,095)        (64,331)       (140,950)
  Debt refinancing costs                                                             (6,388)             --              --
  Maturity of restricted investment securities held-to-maturity                     282,091         336,094         409,995
  Purchase of restricted investment securities held-to-maturity                    (282,164)       (332,453)       (414,541)
                                                                                  ---------       ---------       ---------
    Net cash used in financing activities                                          (145,556)        (60,690)       (145,496)
                                                                                  ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH -
  CURRENT                                                                           (35,587)         39,856         (32,497)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING OF PERIOD
                                                                                    241,885         202,029         234,526
                                                                                  ---------       ---------       ---------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF PERIOD
                                                                                  $ 206,298       $ 241,885       $ 202,029
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

      The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. During 2000, the Facility achieved a Thermal Percentage of 19.1% and a PURPA Efficiency Percentage of 47.3%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2001 and beyond.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

      At both the state and federal level, efforts continue to restructure the electric industry. One significant issue to MCV is the issue of stranded assets or transition cost recovery by utilities for PPA charges. At the state level, the MPSC entered a series of orders from June 1997 through February 1998 (collectively the "Restructuring Orders"), mandating that utilities "wheel" third-party power to the utilities' customers, thus permitting customers to choose their power provider. MCV, as well as others, filed an appeal in the Michigan Court of Appeals to protect against denial of recovery by Consumers of PPA charges. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow such recovery by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 2000, the state of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QF's (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded (transition) costs including PPA charges.

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

      Principles of Consolidation

      The consolidated financial statements include the accounts of MCV and its wholly owned subsidiaries. All material transactions and balances among entities, which comprise MCV, have been eliminated in the consolidated financial statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


      Revenue Recognition

      MCV recognizes revenue for the sale of variable energy and fixed energy when delivered (see Notes 6 and 7). Capacity and other installment revenues are recognized based on plant availability or other contractual arrangements.

      Fuel Costs

      MCV's fuel costs are those costs associated with securing natural gas and, transportation and storage services necessary to generate electricity and steam from the Facility. These costs are recognized in the income statement based upon actual volumes burned to produce the delivered energy. In addition, MCV engages in certain cost mitigation activities to offset the fixed charges MCV incurs for these activities. The gains or losses resulting from these activities have resulted in net gains of approximately $6.1 million, $4.7 million and $2.9 million for the years ended 2000, 1999 and 1998, respectively. These net gains are reflected as a component of fuel costs.

      Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized through the sales of excess natural gas. In 2000, MCV estimates that this program resulted in net savings of approximately $9.0 million, which were also reflected as a component of fuel costs. MCV anticipates continuing the use of this or similar programs to mitigate the impacts of high market gas prices.

      Inventory

      MCV's inventory of natural gas is stated at the lower of cost or market, and valued using the last-in, first-out ("LIFO") method. Inventory includes the costs of purchased gas, variable transportation and storage. The amount of reserve to reduce inventories from first-in, first-out ("FIFO") basis to the LIFO basis at December 31, 2000 and 1999, was $3.8 million and $3.3 million, respectively. Inventory cost, determined on a FIFO basis, approximates current replacement cost.

      Materials and Supplies

      Materials and supplies are stated at the lower of cost or market using the weighted average cost method.

      Depreciation

      Plant, equipment and pipeline are valued at cost for new construction and at the asset transfer price for purchased and contributed assets, and are depreciated using the straight-line method over an estimated useful life of 3 to 35 years. Major renewals and replacements, which extend the useful life of plant and equipment are capitalized, while maintenance and repairs are expensed when incurred. Major equipment overhauls are capitalized and amortized to the next equipment overhaul. Personal property is depreciated using the straight-line method over an estimated useful life of 3 to 15 years. The cost to remove an asset is assumed to equal the proceeds of any asset disposition. The cost of assets and related accumulated depreciation are removed from the accounts when sold or retired, and any resulting gain or loss reflected in operations.

      Effective July 1, 2000, MCV made two accounting estimate changes. First, MCV prospectively revised the remaining estimated useful lives of certain components of the gas turbines and certain related capital spare parts to more closely reflect the expected economic useful lives based upon current operating performance. Secondly, MCV prospectively revised its amortization of the payments for the hot gas path parts under the amended Service Agreement so as to better match the cost of replacement parts used in the gas turbines with the expected completion date under the amended Service Agreement. The effect of these changes in accounting estimate resulted in a decrease in operating expenses of approximately $3.6 million for the year ended December 31, 2000.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

      Effective January 1, 1998, MCV prospectively revised its useful lives of the gas turbine generators ("GTGs") and certain related capital spares, to more closely reflect the economic useful lives of these assets. These assets are serviced and maintained by Alstom Power Inc., formerly ABB Alstom Power Inc. ("Alstom") under the amended service agreement, which will extend through the sixth series of major GTG inspections, with expected coverage through 2008. The effect of this change in accounting estimate resulted in a decrease to operating expenses of approximately $9.0 million for the year ending December 31, 1998.

      Federal Income Tax

      MCV is not subject to Federal income tax. Partnership earnings are taxed directly to each individual partner.

      Statement of Cash Flows

      All liquid investments purchased with a maturity of three months or less at time of purchase are considered to be current cash equivalents.

      Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of December 31, 2000 have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting such financing obligation.

      New Accounting Standard

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June, 1998, which was then amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133" (collectively referred to as "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. MCV adopted SFAS No. 133 effective January 1, 2001. In addition, MCV's long-term natural gas contracts and power supply contracts qualify as derivatives but are excluded from derivative accounting, pursuant to the normal purchases and normal sales exception of SFAS No. 133.

      Forward Foreign Exchange Contracts

      An amended service agreement was entered into between MCV and Alstom (the "amended Service Agreement"), under which Alstom will provide hot gas path parts for MCV's twelve gas turbines through the sixth series of major GTG inspections, which are expected to be completed by year-end 2008. The payments due to Alstom under this amended Service Agreement are adjusted annually based on the U.S. dollar to Swiss franc currency exchange rate.

      To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV maintains a foreign currency hedging program. Under this program, MCV periodically enters into forward purchase contracts for Swiss francs. The forward foreign currency exchange contracts have qualified as hedges under SFAS No. 52, "Foreign Currency Translation," since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

      and losses on these transactions, accounted for as hedges, are deferred on the balance sheet and included in the measurement of the underlying capitalized major renewal costs when incurred. As of December 31, 2000, MCV had forward purchase contracts involving Swiss francs in the notional amount of $10.0 million, with a deferred $.3 million gain recorded in current liabilities. As of December 31, 1999, MCV had forward purchase contracts involving Swiss francs in the notional amount of $11.0 million, with a deferred $.6 million loss recorded in prepaid expenses and other.

      Under SFAS No. 133, the forward foreign currency exchange contracts qualify as fair value hedges, since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these forward contracts, as well as the change in value of the firm commitment, are to be recognized currently in earnings. Since the currency, notional amounts and maturity dates on the hedged transactions and forward contracts essentially match, the January 1, 2001, adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change and is expected to have an immaterial earnings impact on an ongoing basis.

      Natural Gas and Futures and Options

      To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas options and futures contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized principally to secure anticipated natural gas requirements necessary for projected electric and steam sales and to hedge sales of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements. The natural gas futures and option contracts qualified as hedges under SFAS No. 80, "Accounting for Futures Contracts," since the contracts cover probable future transactions.

      Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in prepaid expenses and other, was $3.8 million and $1.6 million as of December 31, 2000 and December 31, 1999, respectively. Prior to implementation of SFAS No. 133, MCV deferred gains and losses on futures and options contracts, recorded in current liabilities, were offset by the corresponding underlying transaction and then included in operating expenses in the same period the natural gas is burned to operate the Facility. As of December 31, 2000, MCV had net open futures and options contracts of 10.5 Bcf with a deferred gain of $17.7 million. As of December 31, 1999, MCV had net open futures and options contracts of 1.9 Bcf with a deferred loss of $.2 million. In addition, MCV recorded approximately $1.4 million in net deferred losses on contracts closed prior to December 31, 2000, related to 2001 purchase and sales commitments, and had approximately $.6 million in net deferred gains on contracts closed prior to December 31, 1999, related to 2000 purchase and sales commitments.

      These financial instruments are derivatives under SFAS No. 133 and the contracts that are utilized to secure the anticipated natural gas requirements necessary for projected electric sales qualify as cash flow hedges, since they hedge the price risk associated with the cost of natural gas. MCV also engages in cost mitigation activities to offset the fixed charges MCV incurs in operating the Facility. These cost mitigation activities include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these cost mitigation activities are not considered a normal course of business for MCV and as such do not qualify as hedges under SFAS No. 133, resulting in any gains or losses being flowed through earnings.

      Effective January 1, 2001, MCV's gains and losses on futures contracts qualifying as hedges will be recorded as a component of other comprehensive income and will be offset by the corresponding underlying transaction and then included in operating expenses in the same period the natural gas is burned to operate the Facility. MCV's gains and losses on futures and options contracts that do not qualify as hedges are recognized currently in earnings with no offsetting physical gas purchase. This could cause increased earnings volatility when these contracts are adjusted to fair value in earnings with no offsetting transaction. Under the transition

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

      rules under SFAS No. 133, on January 1, 2001, the cumulative effect accounting gain related to the fair value of the derivative instruments held for cost mitigation activities has been reflected in other comprehensive income based on previous hedging relationships. These futures and options totaled 1.4 bcf with a total fair value loss of $2.2 million. Future fair value changes in these contracts will be recognized currently in income and the amount reflected in other comprehensive income will be reclassified in income when the original underlying transactions occurs during the first quarter of 2001. The January 1, 2001, adoption of SFAS No. 133 resulted in a total cumulative effect accounting gain, including cost mitigation activities, of $15.7 million, which was recognized in other comprehensive income.

      Interest Rate Swaps

      To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts.

      Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in prepaid expenses and other, was approximately $.4 million and $.3 million, as of December 31, 2000 and December 31, 1999, respectively. As of December 31, 2000, MCV had two separate interest rate swap hedges with a notional amount totaling $45 million, with periods of performance ranging up to six months. The difference between the amounts received and paid under the interest rate swap transactions is accrued and recorded as an adjustment to interest income over the life of the hedged agreement. For the year ended December 31, 2000, MCV recorded a net loss under the interest rate swap hedges of approximately $.1 million; while for the year ended December 31, 1999, MCV had a net loss of approximately $42,000.

      Under SFAS No. 133, these interest rate swap transactions qualify as cash flow hedges. The gains and losses on these transactions are recorded monthly as an adjustment to other comprehensive income and the difference between the amounts received and paid under interest rate swap transactions is accrued and recorded as an adjustment to interest income over the life of the hedged agreement. The January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change recognized in other comprehensive income and is expected to have an immaterial earnings impact on an ongoing basis.

      The MCV has a third interest rate swap, with a notional amount of $20 million and a period of performance that extends until December 1, 2002, that did not qualify as a hedge during 2000 and will not qualify as a hedge under SFAS No. 133. The gains and losses on this swap, which do not qualify for hedge accounting treatment, are recorded currently in earnings. The total loss recorded in income during 2000 was approximately $.1 million and the fair value loss of the swap was $.3 million as of December 31, 2000.

      Reclassifications

      Certain prior year amounts have been reclassified for comparative purposes. These reclassifications have no effect on net income.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(3) RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-MATURITY

      Current and non-current restricted cash and cash equivalents consist of the following at December 31 (in thousands):

      Current:                                                2000          1999
      --------                                              --------      --------
      Funds restricted for plant modifications              $    748      $  5,680
                                                            ========      ========

      Non-current:
      Funds restricted for rental payments pursuant to
        the Overall Lease Transaction                       $137,942      $138,258

      Funds restricted for management non-qualified
        plans                                                  1,934         1,545
                                                            --------      --------

      Total                                                 $139,876      $139,803
                                                            ========      ========


(4)   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following at December 31 (in thousands):


                                               2000         1999
                                              -------      -------
      Accounts payable
         Related parties                      $18,144      $13,016
         Trade creditors                       41,601       30,394
      Property and single business taxes       13,560       12,973
      Other                                    19,705        3,587
                                              -------      -------

      Total                                   $93,010      $59,970
                                              =======      =======


(5)   LONG-TERM DEBT

      Long-term debt consists of the following at December 31 (in thousands):

                                                                                          2000              1999
                                                                                      -----------       -----------
          Financing obligation, maturing through 2015, effective interest rate of approximately 8.3% and 8.7% for 2000 and 1999, respectively, payable in semi-annual installments of principal and interest, secured
          by property, plant and equipment                                            $ 1,584,865       $ 1,723,960


          Less current portion                                                           (155,632)         (139,095)
                                                                                      -----------       -----------

          Total long-term debt                                                        $ 1,429,233       $ 1,584,865
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

      On June 15, 2000, MCV closed on the sale of $200 million of tax-exempt bonds, the proceeds of which were used on July 24, 2000 to refund a like amount of previously issued bonds. The refinancing of this portion of the outstanding debt has lowered MCV's effective interest rate on its long-term debt arrangement, which is still scheduled to mature in year 2015, from approximately 8.7% to 8.3%.

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

      Under the terms of the Overall Lease Transaction, approximately $18.6 million of transaction costs were a liability of MCV and have been recorded as a deferred cost. Financing costs incurred with the issuance of debt are deferred and amortized using the interest method over the remaining portion of the 25-year lease term. In 2000, MCV also incurred approximately $6.4 million of debt refinancing fees associated with the refinancing of the tax exempt bonds. Deferred financing costs of approximately $1.4 million, $1.0 million and $1.1 million were amortized in the years 2000, 1999 and 1998, respectively.

      Revolving Credit Agreement

      MCV has also entered into a revolving credit agreement with the Bank of Montreal ("Working Capital Lender"), which expires August 31, 2001. Under the terms of the existing agreement, MCV can borrow up to the $50 million commitment, in the form of revolving credit loans or letters of credit secured by MCV's natural gas inventory and earned receivables. Outstanding borrowings under this agreement are limited to 90% of earned accounts receivable. At December 31, 2000, the borrowing base calculated under this agreement was $37.5 million. During 2000, MCV did not utilize the Working Capital Facility, except for letters of credit associated with normal business practice. At December 31, 2000, MCV had letters of credit outstanding of $17.2 million related to gas purchase transactions.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



      Intercreditor Agreement

      MCV has also entered into an Intercreditor Agreement with the Owner Trustee, Working Capital Lender, First Trust Michigan as Collateral Agent ("Collateral Agent") and the Senior and Subordinated Indenture Trustees. Under the terms of this agreement, MCV is required to deposit all revenues derived from the operation of the Facility with the Collateral Agent for purposes of paying operating expenses and rent. In addition, these funds are required to pay construction modification costs and to secure future rent payments. As of December 31, 2000, MCV has deposited $137.9 million into the reserve account and $.7 million into the construction repair account. The reserve account is to be maintained at not less than $40 million nor more than $137 million (or debt portion of next succeeding basic rent payment, whichever is greater). Excess funds in the reserve account are periodically transferred to MCV. This agreement also contains provisions governing the distribution of revenues and rents due under the Overall Lease Transaction, and establishes the priority of payment among the Owner Trusts, creditors of the Owner Trusts, creditors of MCV and the Partnership.

      Summary

      Interest and fees incurred related to long-term debt arrangements during 2000, 1999 and 1998 were $142.5 million, $154.7 million and $162.1 million, respectively. In addition, as of December 31, 2000, MCV has expensed approximately $3.0 million of costs associated with MCV's refinancing of its tax-exempt bonds.

      Interest and fees paid during 2000, 1999 and 1998 was $151.3 million, $157.5 million and $168.3 million, respectively.

      Minimum payments due under these long-term debt arrangements over the next five years are (in thousands):

                 Principal        Interest         Total
                ----------      -----------     ----------
      2001      $  155,632      $  131,493      $  287,125
      2002         186,172         117,914         304,086
      2003         102,959         105,932         208,891
      2004         145,697          97,112         242,809
      2005          89,453          84,930         174,383
                ----------      ----------      ----------

                $  679,913      $  537,381      $1,217,294
                ==========      ==========      ==========


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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

      Steam Purchase Agreement

      MCV and DCC executed the SPA for the sale to DCC of certain minimum amounts of steam for use at the DCC Midland site. Steam sales under the SPA commenced in July 1996. Termination of this agreement, prior to expiration, requires the terminating party to pay to the other party a percentage of future revenues, which would have been realized had the initial term of 15 years been fulfilled. The percentage of future revenues payable is 50% if termination occurs prior to the fifth anniversary of the commercial operation date and 33-1/3% if termination occurs after the fifth anniversary of this agreement. The term of this agreement is 15 years from the commercial operation date of steam deliveries under the contract and year-to-year thereafter.

      Gas Supply Agreements

      MCV has entered into gas purchase agreements with various producers for the supply of natural gas. The current contracted volume totals 205,563 MMBtu per day as of January 1, 2001. As of January 1, 2001, gas contracts with U.S. suppliers provide for the purchase of 124,500 MMBtu per day while gas contracts with Canadian suppliers provide for the purchase of 81,063 MMBtu per day. Some of these contracts require MCV to pay for a minimum amount of natural gas per year, whether or not taken. The estimated minimum commitments under these contracts based on current long term prices for gas for the years 2001 through 2005 are $123.5 million, $140.4 million, $154.6 million, $170.6 million and $219.2 million, respectively. A portion of these payments may be utilized in future years to offset the cost of quantities of natural gas taken above the minimum amounts.

      Gas Transportation Agreements

      MCV has entered into firm natural gas transportation agreements with various pipeline companies. These agreements require MCV to pay certain reservation charges in order to reserve the transportation capacity. MCV incurred reservation charges in 2000, 1999 and 1998, of $35.6 million, $35.3 million and $35.9 million, respectively. The estimated minimum reservation charges required under these agreements for each of the years 2001 through 2005 are $35.5 million, $35.1 million, $34.9 million, $35 million and $33.9 million, respectively. These projections are based on current commitments.

      Gas Turbine Service Agreement

      MCV entered into a service agreement, as amended, with Alstom, which commenced on January 1, 1990 and will expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009. Under the terms of this agreement, Alstom sold MCV an initial inventory of spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. Upon termination of the Service Agreement (except for nonperformance by Alstom), MCV must pay a cancellation payment. MCV and Alstom amended the Service Agreement, effective December 31, 1993, to include the supply of hot gas path parts. Under the amended Service Agreement, Alstom will provide hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections. In January 1998, MCV and Alstom amended the length of the amended Service Agreement to extend through the sixth series of major GTG inspections, which are expected to be completed by year end 2008, for a lump sum fixed price covering the entire term of

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

      the amended Service Agreement of $266.5 million (in 1993 dollars, which is adjusted based on exchange rates and Swiss inflation indices), payable on the basis of operating hours as they occur over the same period. MCV has made payments totaling approximately $140.7 million under this amended Service Agreement through December 31, 2000.

      In addition to the January 1998 amendment to the term of the amended Service Agreement, MCV purchased and installed from Alstom 11NM GTG upgrade packages for eleven of the gas turbine generators for $41.6 million. The installation of these upgrades was made after successfully testing one upgrade package at the Facility in 1997. The upgrade packages on all twelve gas turbines have added to available capacity and significantly improved the efficiency of the Facility. Maintenance and spare parts for the upgrade packages are covered by the amended Service Agreement. As part of this amended Service Agreement, MCV has purchased a spare GTG rotor to facilitate maintenance activities and improve reliability.

      Steam Turbine Service Agreement

      MCV entered into a nine year Steam Turbine Maintenance Agreement with General Electric Company effective January 1, 1995, which is designed to improve unit reliability, increase availability and minimize unanticipated maintenance costs. In addition, this contract includes performance incentives and penalties, which are based on the length of each scheduled outage and the number of forced outages during a calendar year. MCV is making monthly payments over the life of the contract, which will total $13.0 million (in 1995 dollars).

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


(8)   RETIREMENT BENEFITS

      Postretirement Health Care Plans

      In 1992, MCV established defined cost postretirement health care plans that cover all full-time employees. The plans provide health care credits, which can be utilized to purchase medical plan coverage and pay

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

      qualified health care expenses. Participants become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The plans granted retroactive benefits for all employees hired prior to January 1, 1992. This prior service cost has been amortized to expense over a five year period. MCV annually funds the current year service and interest cost as well as amortization of prior service cost to both qualified and non-qualified trusts.

      The following table reconciles the change in the plans' benefit obligation and change in plan assets as reflected on the balance sheet as of December 31 (in thousands):

                                                             2000           1999
                                                          ----------     ----------
      CHANGE IN BENEFIT OBLIGATION
      Benefit obligation at beginning of year             $  1,739.3     $  1,682.0
      Service cost                                             168.4          214.4
      Interest cost                                            147.8          128.0
      Actuarial gain                                            69.2         (277.8)
      Benefits paid during year                                 (4.6)          (7.3)
                                                          ----------     ----------
      Benefit obligation at end of year                      2,120.1        1,739.3
                                                          ----------     ----------

      CHANGE IN PLAN ASSETS
      Fair value of plan assets at beginning of year         2,067.9        1,724.1
      Actual return on plan assets                             (47.9)         186.2
      Employer contribution                                     --            164.9
      Benefits paid during year                                 (4.6)          (7.3)
                                                          ----------     ----------
      Fair value of plan assets at end of year               2,015.4        2,067.9
                                                          ----------     ----------

      Unfunded (funded) status                                 104.7         (328.6)
      Unrecognized net gain                                    245.8          561.0
                                                          ----------     ----------
      Accrued benefit cost                                $    350.5     $    232.4
                                                          ==========     ==========

      Net periodic postretirement health care cost for years ending December 31, included the following components (in thousands):

                                                             2000          1999          1998
                                                           -------       -------       -------
      COMPONENTS OF NET PERIODIC BENEFIT COST
      Service cost                                         $   168.4     $   214.4     $   200.9
      Interest cost                                            147.8         128.0         119.5
      Expected return on plan assets                          (175.7)       (146.5)       (119.0)
      Amortization of unrecognized net (gain) or loss          (22.4)         (9.4)         (4.2)
                                                           ---------     ---------     ---------

      Net periodic benefit cost                            $   118.1     $   186.5     $   197.2
                                                           =========     =========     =========


      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                               1-Percentage-Point    1-Percentage
                                                                                  Increase          Point Decrease
                                                                               ----------------    -----------------
                  Effect on total of service and interest cost components       $       27.9       $         32.5
                  Effect on postretirement benefit obligation                   $      201.8       $        176.2

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

      Assumptions used in accounting for the Post-Retirement Health Care Plan were as follows:

                                                                     2000               1999             1998
                                                                 --------------     -------------    --------------
              Discount rate                                         7.50%              7.75%              6.75%
              Long-term rate of return on plan assets               8.50%              8.50%              8.50%
              Inflation benefit amount
                  1998 through 2001                                 0.00%              4.00%              0.00%
                  2002 and later years                              4.00%              4.00%              4.00%

      Retirement and Savings Plans

      MCV sponsors a defined contribution retirement plan covering all employees. Under the terms of the plan, MCV makes contributions to the plan of either five or ten percent of an employee's eligible annual compensation dependent upon the employee's age. MCV also sponsors a 401(k) savings plan for employees. Contributions and costs for this plan are based on matching an employee's savings up to a maximum level. In 2000, 1999, and 1998, MCV contributed $1.1 million, $1.1 million and $1.0 million, respectively, under these plans.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(9)   PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

      The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at December 31, 2000, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of December 31, 2000, 1999 and 1998, and for each of the twelve month periods ended December 31, (in thousands).


  Equity Partner, Type of Partner and   Equity
        Nature of Related Party         Interest  Interest Related Party Transactions and Agreements     2000       1999       1998
--------------------------------------- --------- ------- ------------------------------------------- ---------- ---------- --------
CMS Midland, Inc.                       $258,591  49.0%   Power purchase agreements                   $ 568,838  $585,838   $583,662
  General Partner; wholly-owned                           Purchases under gas transportation
  subsidiary of Consumers Energy                              agreements                                 23,295    20,158      9,678
  Company                                                 Purchases under spot gas agreements             4,735       991        520
                                                          Purchases under gas supply agreements          12,679    10,187      9,855
                                                          Gas storage agreement                           2,563     2,563      2,563
                                                          Land lease/easement agreements                    600       600        600
                                                          Accounts receivable                            43,278    48,697     48,652
                                                          Accounts payable                                5,560     7,845     13,682
                                                          Sales under spot gas agreements                10,521     1,805      1,148

The Dow Chemical Company                  52,567   7.5    Steam and electric power agreement             31,319    26,897     42,141
  Limited Partner                                         Steam purchase agreement - Dow Corning
                                                              Corp (affiliate)                            3,615     3,329      3,256
                                                          Purchases under demineralized water
                                                              supply agreement                            6,570     6,375      6,280
                                                          Accounts receivable                             3,536     2,772      2,246
                                                          Accounts payable                                  745       649        580
                                                          Standby and backup fees                           676       656        743

Source Midland Limited Partnership        90,241  18.1    SMLP - Under Ownership of MCNIC Power Co
  ("SMLP") General Partner; owned                         ----------------------------------------
  by subsidiaries of El Paso                              Purchases under spot gas agreements                --     4,590      6,810
  Corporation (1) (6)                                     Purchases under gas supply agreements              --    13,814     13,230
                                                          Accounts receivable                                --       901         --
                                                          Accounts payable                                   --     1,921      1,178
                                                          Partner cash withdrawal (incl. Accrued
                                                              interest) (2)                                  --    23,855     18,341
                                                          Sales under spot gas agreements                    --     7,262        169

El Paso Midland, Inc. ("El Paso           54,145  10.9    Purchases under gas transportation
   Midland")                                                  agreements                                 14,229    13,581     13,547
  (formerly known as Coastal                              Purchases under spot gas agreement             21,563     6,892     10,382
  Midland, Inc.) General                                  Purchases under gas supply agreement            5,248     4,528      4,339
  Partner; wholly-owned                                   Gas agency agreement                            2,361     1,898      1,604
  subsidiary of El Paso                                   Deferred reservation charges under gas
  Corporation (1)                                             purchase agreement                          6,895     5,910      4,925
                                                          Accounts receivable                            11,481       738         16
                                                          Accounts payable                               11,839     2,602      1,791
                                                          Sales under spot gas agreements                23,356     3,473      5,253
                                                          Partner cash withdrawal (incl. Accrued
                                                              interest) (2)                              50,886    21,049     16,157

MEI Limited Partnership                                   MEI - Under Ownership of El Paso and SMLP
  ("MEI")(1)(3)(6)                                        -----------------------------------------
  A General and Limited Partner;                          See related party activity listed under
  50% interest owned by El Paso                               El Paso Midland, Inc. and Source
  Midland, Inc. and 50% interest                              Midland Limited  Partnership
  owned by SMLP
      General Partnership Interest        45,123   9.1    MEI - Alstom Power Inc.
                                                          -----------------------
      Limited Partnership Interest         4,511    .9
                                                          Gas turbine maint. and spare parts                 --        --     23,377
                                                              agreement


Micogen Limited Partnership               22,559   4.5    See related party activity listed under
 ("MLP") Limited Partner; owned                               El Paso Midland Inc.
  by subsidiaries of El Paso
  Corporation (1) (4)


C-E Midland Energy, Inc. ("C-E") (5)          --  --      C-E  - Under Ownership of Alstom Power Inc.
  Interest in MCV acquired by MEI                         -------------------------------------------
  Limited Partnership                                     Service Agreement                                  --        --      1,252


                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


  Equity Partner, Type of Partner and   Equity
        Nature of Related Party         Interest  Interest Related Party Transactions and Agreements     2000       1999       1998
--------------------------------------- --------- ------- ------------------------------------------- ---------- ---------- --------
Alanna Corporation                         1 (7)  .00001  Note receivable                                    1          1          1
  Limited Partner; wholly-owned
  Subsidiary of Alanna Holdings
  Corporation

   Footnotes to Partners' Equity and Related Party Transactions

   (1) On January 29, 2001, El Paso Corporation ("El Paso") announced that it had completed its merger with The Coastal Corporation ("Coastal"). Coastal is the parent company of El Paso Midland, Inc. ("El Paso Midland", formerly known as Coastal Midland, Inc.), SMLP, MLP and, through SMLP, MEI, which are Partners of MCV. After the merger, Coastal became a wholly-owned subsidiary of El Paso and has changed its name to El Paso CGP Corporation.
   (2) Letters of credit have been issued and recorded as notes receivables from various equity partners, pursuant to the Participation Agreement. In the case of SMLP, the amount includes their share of the cash available to MEI Limited Partnership ("MEI"). In the case of El Paso Midland, the amount includes their share of cash available of MEI and Micogen Limited Partnership ("MLP").
   (3) On June 16, 1998, El Paso Midland and SMLP, each acquired a 50% interest in MEI. All MEI related party activity under the ownership of El Paso Midland and SMLP is shown under the equity partners, El Paso Midland and SMLP. All MEI related party activity under the ownership of Alstom Power Inc. is for the period January 1, 1998 to June 16, 1998.
   (4) On April 30, 1998 El Paso (formerly Coastal) and an affiliate of El Paso acquired all of the partnership interests in MLP from Fluor Corporation ("Fluor"). All MLP related party activity under the ownership of El Paso is shown under the equity partner, El Paso Midland, which is also wholly-owned by El Paso.
   (5) C-E Midland Energy, Inc.'s ("C-E") limited partnership interest was acquired by MEI, which was subsequently acquired by El Paso and SMLP. All C-E related party activity under the ownership of Alstom Power Inc. is for the period January 1, 1998 to June 16, 1998.
   (6) On January 5, 2000, wholly-owned subsidiaries of El Paso acquired all of the partnership interests in Source Midland and MEI from MCN Energy Group Inc.
   (7) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                            SUPPLEMENTAL INFORMATION


Supplemental information is to be furnished with reports filed pursuant to
Section 15 (d) of the Act by registrants, which have not registered securities pursuant to Section 12 of the Act. No such annual report or proxy statement has been sent to security holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MIDLAND COGENERATION VENTURE
                                                  LIMITED PARTNERSHIP



Date:  March 23, 2001                By  /s/ James M. Kevra
                                        -------------------------------------
                                                 James M. Kevra
                                        President and Chief Executive Officer

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

Signature                                      Title                                        Date
---------                                      -----                                        ----
/s/ James M. Kevra                             President and Chief Executive Officer        March 23, 2001
---------------------------------------        (Principal Executive Officer)
James M. Kevra



 /s/ Stephen A. Shulman                        Chief Financial Officer and Treasurer        March 23, 2001
---------------------------------------        (Principal Financial Officer)
Stephen A. Shulman



/s/ James M. Rajewski                          Vice President and Controller                March 23, 2001
---------------------------------------        (Principal Accounting Officer)
James M. Rajewski



/s/ William T. McCormick, Jr.                  Chairman, Management Committee               March 23, 2001
---------------------------------------
William T. McCormick, Jr.



/s/ John J. O'Rourke                           Member, Management Committee                 March 23, 2001
---------------------------------------
John J. O'Rourke

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
                Restated Lease Agreement ((d), (Exhibit 4.17)).

                             EXHIBIT INDEX

Exhibit
Number                            Description
-------         ----------------------------------------------------------------

4.6 (c)    -    Second Amended and Restated Agreement of Lease [Part A] dated as of June 1, 1990 among Consumers, MCV, CMS Midland, Inc. and MEC
                Development Corporation ((a), (Exhibit 4.14)).

4.7        -    Amended and Restated Participation Agreement dated as of June 1,
                1990 among MCV, Owner Participant, Shawmut Bank, United States
                Trust Company, Meridian Trust Company, Midland Funding
                Corporation I, Midland Funding Corporation II, MDC and
                Institutional Senior Bond Purchasers ((a), (Exhibit 4.13)).

4.8        -    Ground Lease Assignment and Assumption Agreement dated as of
                June 1, 1990 among Shawmut Bank and MCV ((a), (Exhibit 4.15)).

4.9        -    Collateral Agency and Intercreditor Agreement dated as of June
                1, 1990 between Shawmut Bank, MCV, United States Trust Company,
                Meridian Trust Company, Bank of Montreal and Manufacturers
                National Bank of Detroit ((a), (Exhibit 4.16)).

10.1       -    Tax Exempt Collateral Trust Indenture dated as of July 1, 1990 among The Economic Development Corporation of the County of
                Midland, MCV and Meridian Trust Company (incorporated by reference to Exhibit No. (28)(g) to CMS Energy Corporation's
                Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

10.1 (a)   -    Tax Exempt Collateral Trust Indenture Supplement No. 1 dated
                July 1, 1990 ((a), (Exhibit 10.2)).

10.2       -    Credit Agreement dated as of June 16, 1990 among Bank of
                Montreal as Agent, the Lenders named therein and MCV ((a), (Exhibit 10.3)).

10.3       -    CMS Transfer Agreement dated as of January 27, 1987, as amended as of June 13, 1988, among Consumers Power Company, CMS Midland,
                Inc. and MCV (incorporated by reference to Exhibit (19)(a) to Consumers Power Company's Form 10-Q for the quarter ended June
                30, 1988, File No. 1-5611).

10.4       -    Amended and Restated MDC Transfer Agreement dated as of June 13,
                1988, among Consumers Power Company, MEC Development Corporation and MCV, as amended by the March 2, 1990 Memorandum of Agreement with respect to the Amended and Restated Partnership Agreement
                (incorporated by reference to Exhibit No. (19)(b) to Consumers
                Power Company's Form 10-Q for the quarter ended June 30, 1988,
                File No. 1-5611), as amended by the March 2, 1990 Memorandum of
                Agreement with respect to the Amended and Restated MDC Transfer
                Agreement (incorporated by reference to Exhibit (2)(b) to CMS
                Energy Corporation's Form 8-K dated March 21, 1990, File No.
                1-9513).

10.5       -    Amended and Restated Tax Indemnification Agreement, dated as of
                June 1, 1990, among MCV and Owner Participant ((a), (Exhibit
                10.70)).

10.6       -    Capacity Support Agreement dated as of June 9, 1988, between CMS
                Energy Corporation and MCV (incorporated by reference to Exhibit
                No. 10(m) to CMS Energy Corporation's Annual Report on Form
                10-K, for the year ended December 31, 1988, File No. 1-9513).

10.7       -    Registration Rights Agreement dated as of December 17, 1993 among Midland Funding Corporation I, MCV, Consumers and Morgan
                Stanley & Co. Incorporated and Donaldson, Lufkin & Jenrette
                Securities Corporation ((e), (Exhibit 10.97)).

10.8       -    Power Purchase Agreement, dated as of July 17, 1986, between MCV and Consumers Power Company ("PPA") ((a), (Exhibit 10.4)).

                             EXHIBIT INDEX

Exhibit
Number                            Description
-------         ----------------------------------------------------------------

10.8 (a)   -    Amendment No. 1 to PPA dated September 10, 1987 ((a), (Exhibit
                10.5)).

10.8 (b)   -    Amendment No. 2 to PPA dated March 18, 1988 ((a), (Exhibit
                10.6)).

10.8 (c)   -    Amendment No. 3 to PPA dated August 28, 1989 ((a), (Exhibit
                10.7)).

10.8 (d)   -    Amendment No. 4A to PPA dated May 25, 1989 ((a), (Exhibit
                10.8)).

10.9       -    Settlement Agreement dated April 5, 1999, between MCV and
                Consumers Energy Company ((j), (Exhibit 10.1)).

10.10      -    Special Facilities/Interconnection Agreement dated as of July 8,
                1988 between MCV and Consumers Power Company ((a), (Exhibit
                10.25)).

10.11      -    Residual Open Access Interconnection Service Purchase Agreement
                between Consumers Power Company and MCV, dated December 5, 1991
                ((c), (Exhibit 10.83)).

10.12      -    Agreement with respect to the transmission of power dated as of
                June 9, 1988, between Consumers Power Company and MCV ((a),
                (Exhibit 10.69)).

10.13      -    MCV Backup Agreement dated June 9, 1988 between MCV and
                Consumers Power Company with respect to Alternative Generating
                Equipment ((a), (Exhibit 10.27)).

10.14      -    Interconnection Option between MCV, Consumers Power Company,
                Michigan Gas Storage Company and The Dow Chemical Company dated
                April 27, 1988 ((a), (Exhibit 10.14)).

10.15      -    Summer Peaking Call Option Agreement dated April 5, 1999,
                between MCV and Consumers Energy Company ((j), (Exhibit 10.2)).

10.16      -    Steam and Electric Power Agreement between The Dow Chemical
                Company and MCV dated January 27, 1987 (the "SEPA") ((a),
                (Exhibit 10.10)).

10.16 (a)  -    First Amendment to SEPA ((a), (Exhibit 10.11)).

10.16 (b)  -    Exhibit "A" to SEPA ((a), (Exhibit 10.13)).

10.16 (c)  -    Fourth Amendment to SEPA ((a), (Exhibit 10.15)).

10.16 (d)  -    Fifth Amendment to SEPA ((a), (Exhibit 10.16)).

10.16 (e)  -    Sixth Amendment to SEPA, dated November 20, 1989 ((f), (Exhibit
                10.14(e)).

10.16 (f)  -    Seventh Amendment to SEPA, dated November 22, 1994 ((f),
                (Exhibit 10.14(f)).

10.17      -    Demineralized Water Supply Agreement dated as of January 27,
                1987 between MCV and The Dow Chemical Company ((a), (Exhibit
                10.31)).

10.18      -    Package Boiler Sale and Support Agreement between The Dow
                Chemical Company, Consumers Power Company and MCV dated as of
                January 27, 1987 ((a), (Exhibit 10.32)).

10.19      -    Equipment Lease dated as of January 27, 1987 between The Dow
                Chemical Company and MCV (the "Equipment Lease") ((a), (Exhibit
                10.71)).

                             EXHIBIT INDEX

Exhibit
Number                            Description
-------         ----------------------------------------------------------------

10.19 (a)  -    First Amendment to Equipment Lease effective March 1, 1988 and dated as of May 4, 1988 ((a), (Exhibit 10.72)).

10.19 (b)  -    Second Amendment to Equipment Lease effective December 1, 1989 and dated November 20, 1989 ((a), (Exhibit 10.73)).

10.20      -    Equipment Lease Easement dated as of January 27, 1988 between
                The Dow Chemical Company and MCV ((a), (Exhibit 10.74)).

10.20 (a)  -    First Amendment to Equipment Lease Easement effective March 1,
                1988 and dated May 4, 1988 ((a), (Exhibit 10.75)).

10.20 (b)  -    Second Amendment to Equipment Lease Easement effective December
                1, 1989 and dated November 20, 1989 ((a), (Exhibit 10.76)).

10.21      -    Service Agreement dated as of June 9, 1988 between MCV and ABB
                Alstom Power, Inc. (Previously ABB Energy Services, Inc.) ((a),
                (Exhibit 10.22)).

10.21 (a)  -    Hot Gas Path Parts Addendum to the Service Agreement dated March
                22, 1994 ((e), (Exhibit 10.99)).

10.21 (b)  -    Amendment No. 1 to the Service Agreement dated April 1, 1995
                ((g), (Exhibit 10.20(b))).

10.21 (c)  -    Amendment No. 2 to the Service Agreement dated January 15, 1998
                ((h), (Exhibit 10.19 (c))).

10.22      -    Operating Agreement, dated as of June 1, 1990, between MCV and
                Shawmut Bank, as Owner Trustee ((a), (Exhibit 10.23)).

10.23      -    Lessee Mortgage and Security Agreement, dated as of June 1,
                1990, between Shawmut Bank, as Owner Trustee, and MCV ((a),
                (Exhibit 10.24)).

10.24      -    Cogeneration Agreements Assignment, dated as of June 1, 1990, between Shawmut Bank, Owner Trustee, and MCV ((a), (Exhibit
                10.26)).

10.25      -    Support Facilities License and Easement Agreement dated as of
                June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit
                10.29)).

10.26      -    Facility Agreements and Governmental Actions Assignment
                Agreement dated as of June 1, 1990 between MCV and Shawmut Bank
                ((a), (Exhibit 10.30)).

10.27      -    Development Agreement, dated as of June 1, 1990 between MCV,
                Shawmut Bank, as Owner Trustee, and MCV2 ((a), (Exhibit 10.33)).

10.28      -    Amended and Restated Consent and Agreement, dated as of June 1,
                1990, between The Dow Chemical Company, Shawmut Bank, as Owner
                Trustee, Meridian Trust Company and United States Trust Company,
                MCV and Consumers Power Company ((a), (Exhibit 10.34)).

10.29      -    Consent and Agreement, dated as of June 1, 1990, between
                Consumers Power Company, MCV, Shawmut Bank, as Owner Trustee,
                Meridian Trust Company and United States Trust Company ((a),
                (Exhibit 10.35)).

10.30      -    Natural Gas Purchase Agreement, dated as of May 1, 1989 between
                Northern Michigan Gas Exploration Company ("Nomeco"), CMS Energy
                Corporation and MCV ((a), (Exhibit 10.39)).

                             EXHIBIT INDEX

Exhibit
Number                            Description
-------         ----------------------------------------------------------------

10.30 (a)  -    Amendment dated March 1, 1992 to the Natural Gas Purchase
                Agreement dated as of May 1, 1989 between Nomeco, CMS Energy
                Corporation and MCV ((e), (Exhibit 10.95)).

10.30 (b)  -    Amendment dated May 11, 1994 to the Natural Gas Purchase
                Agreement dated as of May 1, 1989 between Nomeco, CMS Energy and
                MCV,((f), (Exhibit 10.29(b)).

10.31      -    Natural Gas Purchase Agreement, dated as of May 13, 1988 between
                ANR Production Company and MCV ((a), (Exhibit 10.41)).

10.32      -    Natural Gas Purchase Contract dated August 18, 1994, between
                Coastal Gas Marketing and MCV ((f), (Exhibit 10.32)).

10.33      -    Natural Gas Purchase Agreement, dated May 1, 1989 between
                CoEnergy Trading Company (previously Northern Michigan Gas
                Exploration Company before being assigned to CoEnergy Trading
                Company on March 14, 1995) and MCV ((a), (Exhibit 10.40)).

10.34      -    Natural Gas Purchase Agreement, dated February 1, 1992 between
                CoEnergy Trading Company (previously Nomeco Oil and Gas Company before being assigned to CoEnergy Trading Company on July 22,
                1994) and MCV ((d), (Exhibit 10.84)).

10.35      -    Natural Gas Purchase Agreement, dated as of June 2, 1997 between
                MCV and CMS Marketing, Services and Trading Company ((h),
                (Exhibit 10.33)).

10.36      -    Gas Sales Agreement, dated July 1, 1999, between MCV and CMS
                Marketing Services and Trading Company ((k), (Exhibit 10.0)).

10.37      -    Gas Sales Agreement, dated November 15, 1998, between MCV and
                Engage Energy US, L.P. ((l), (Exhibit 10.37)).

10.38      -    Gas Sales Agreement, dated September 20, 1999, between MCV and
                Engage Energy US, L.P. ((l), (Exhibit 10.38)).

10.39      -    Long Term Gas Agreement, dated September 1, 2000, between MCV and Coastal Merchant Energy, L.P.

10.40      -    Long Term Gas Agreement, dated October 10, 2000, between MCV and
                El Paso Merchant Energy Gas, L.P., as amended.

10.41      -    Long Term Gas Agreement, dated October 10, 2000, between MCV and
                CMS Marketing, Services and Trading Company.

10.42      -    Transportation Service Agreement, dated as of May 25, 1988 between Great Lakes Gas Transmission Company and MCV and letter agreements dated May 25, 1988 and May 26, 1988 ((a), (Exhibit
                10.60)).

10.43      -    Transportation Agreement (#17800) dated November 24, 1993
                between ANR Pipeline Company and MCV ((f), (Exhibit 10.35)).

10.44      -    Transportation Agreement (#17850) dated November 24, 1993
                between ANR Pipeline Company and MCV ((f), (Exhibit 10.36)).

10.45      -    Gas Transportation Agreement (Firm Service), dated as of March
                2, 1988, between Michigan Gas Storage and MCV and amendment thereto dated September 21, 1988 ((a), (Exhibit 10.64)).

                             EXHIBIT INDEX

Exhibit
Number                            Description
-------         ----------------------------------------------------------------

10.46      -    Transportation Agreement (Firm Contract #011456), dated as of
                May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.90)).

10.47      -    Transportation Agreement (Firm Contract #011457), dated as of
                May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.91)).

10.48      -    Transportation Agreement (Firm Contract #011458), dated as of
                May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.92)).

10.49      -    Firm Transportation Service Form of Transportation Agreement
                (#013296), dated November 1, 1993 between Trunkline Gas Company and MCV ((e), (Exhibit 10.93)).

10.50      -    Gas Exchange Agreement (Firm Service), dated as of March 2,
                1988, between Consumers Power Company and MCV, as amended
                September 21, 1988 ((a), (Exhibit 10.63)).

10.51      -    Gas Storage Agreement (Firm Service) between MCV and Consumers
                Power Company dated March 2, 1988 ((a), (Exhibit 10.68)).

10.52      -    The Gas Supply Option dated as of January 27, 1987, between The
                Dow Chemical Company and MCV ((a), (Exhibit 10.67)).

10.53      -    MCV Senior Management Incentive Plan ((i), (Exhibit 10.42)),
                (*).

10.54      -    MCV Supplemental Retirement Plan dated July 6, 1992 ((d),
                (Exhibit 10.87)), (*).

10.55      -    MCV Supplemental Benefit Plan dated January 1, 1989 ((d),
                (Exhibit 10.88)), (*).

10.56      -    MCV Excess - Benefit Plan dated July 1, 1989 ((d), (Exhibit
                10.89)), (*).

10.57      -    MCV Long-Term Incentive Plan ((i), )Exhibit 10.46)). (*)

21         -    Subsidiaries of Registrant -- MCV subsidiaries are in the
                aggregate not significant subsidiaries as defined in Rule 1-02
                (v) of Regulation S-X.

99.01      -    Unaudited - MCV Selected Proforma Operating Cash Flow Data for
                the years ended 2000 and 1999.

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

                             EXHIBIT INDEX

Exhibit
Number                            Description
-------         ----------------------------------------------------------------

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

      (l) Incorporated by reference to MCV's Annual Report on Form 10-K for the year ended December 31, 1999 as the bracketed numbered exhibits.


      (*) Exhibits represent Management Contracts and Compensatory Plans and Arrangements.