Form 10-Q
period 2001-03-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2001-05-14
CIK 869905

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    ----------------------


Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                           38-2726166
-------------------------------                     ----------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


       100 PROGRESS PLACE, MIDLAND, MICHIGAN                       48640
---------------------------------------------------         --------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code      (517) 839-6000
                                                       ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                                                      March 31,
                                                                                        2001              December 31,
ASSETS                                                                               (Unaudited)             2000
------                                                                             ---------------      ---------------
CURRENT ASSETS:
   Cash and cash equivalents                                                        $     156,501        $    205,550
   Restricted cash and cash equivalents                                                       758                 748
   Accounts and notes receivable - related parties                                        110,680             109,181
   Accounts receivable                                                                     22,749              75,216
   Gas inventory                                                                            8,239              14,474
   Unamortized property taxes                                                              35,992              16,210
   Derivative assets, prepaid expenses and other                                           17,368               7,785
                                                                                    ---------------      ---------------
     Total current assets                                                                 352,287             429,164
                                                                                    ---------------      ---------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                        2,436,942           2,433,798
   Pipeline                                                                                21,222              21,222
                                                                                    ---------------      ---------------
     Total property, plant and equipment                                                2,458,164           2,455,020

   Accumulated depreciation                                                              (801,609)           (783,974)
                                                                                    ---------------      ---------------
     Net property, plant and equipment                                                  1,656,555           1,671,046
                                                                                    ---------------      ---------------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                                      142,181             139,876
   Deferred financing costs, net of accumulated amortization of
        $13,227 and $12,804, respectively                                                  11,738              12,161
   Prepaid gas costs, materials and supplies                                               22,617              22,709
                                                                                    ---------------      ---------------
     Total other assets                                                                   176,536             174,746
                                                                                    ---------------      ---------------

TOTAL ASSETS                                                                        $   2,185,378        $  2,274,956
                                                                                    ===============      ===============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                         $      80,015        $     93,010
   Interest payable                                                                        31,708              67,416
   Current portion of long-term debt                                                      153,924             155,632
                                                                                    ---------------      ---------------
     Total current liabilities                                                            265,647             316,058
                                                                                    ---------------      ---------------

NON-CURRENT LIABILITIES:
   Long-term debt                                                                       1,363,993           1,429,233
   Other                                                                                    2,059               1,927
                                                                                    ---------------      ---------------
     Total non-current liabilities                                                      1,366,052           1,431,160
                                                                                    ---------------      ---------------

CONTINGENCIES (Note 6)

TOTAL LIABILITIES                                                                       1,631,699           1,747,218
                                                                                    ---------------      ---------------

PARTNERS' EQUITY                                                                          553,679             527,738
                                                                                    ---------------      ---------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                              $   2,185,378        $  2,274,956
                                                                                    ===============      ===============



   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ------------------------------------
                                                                                     2001                2000
                                                                                ----------------    ----------------
OPERATING REVENUES:
   Capacity                                                                     $        99,578     $       100,823
   Electric                                                                              37,478              50,928
   Steam and other                                                                        4,751               4,323
                                                                                ----------------    ----------------

     Total operating revenues                                                           141,807             156,074
                                                                                ----------------    ----------------

OPERATING EXPENSES:
   Fuel costs                                                                            54,874              70,688
   Depreciation                                                                          23,514              24,505
   Operations                                                                             3,912               4,062
   Maintenance                                                                            3,693               3,399
   Property and single business taxes                                                     6,476               6,474
   Administrative, selling and general                                                    2,884               2,786
                                                                                ----------------    ----------------

     Total operating expenses                                                            95,353             111,914
                                                                                ----------------    ----------------

OPERATING INCOME                                                                         46,454              44,160
                                                                                ----------------    ----------------

OTHER INCOME (EXPENSE):
   Interest and other income                                                              5,552               5,148
   Interest expense                                                                     (32,195)            (36,606)
                                                                                ----------------    ----------------

     Total other income (expense), net                                                  (26,643)            (31,458)
                                                                                ----------------    ----------------

NET INCOME                                                                      $         19,811    $         12,702
                                                                                ================    ================




   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)

                                                                                 Three Months Ended
                                                                                   March 31, 2001
                                                                 ----------------------------------------------------
                                                                    General            Limited
                                                                   Partners            Partners            Total
                                                                 --------------     ---------------    --------------
  BALANCE, BEGINNING OF PERIOD                                     $  448,100          $  79,638        $   527,738

  Comprehensive income:

    Net income                                                         17,248              2,563             19,811

    Other comprehensive income:

       Cumulative effect of accounting change                          13,688              2,034             15,722

       Unrealized loss on hedging activities                          (10,808)            (1,606)           (12,414)

       Reclassification adjustments recognized
       in net income above                                              2,457                365              2,822
                                                                 --------------     ---------------    --------------

       Total other comprehensive income                                 5,337                793              6,130


  Total comprehensive income                                           22,585              3,356             25,941
                                                                 --------------     ---------------    --------------

  BALANCE, END OF PERIOD                                           $  470,685          $  82,994        $   553,679
                                                                 ==============     ===============    ==============

    The accompanying condensed notes are an integral part of this statement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                         2001                  2000
                                                                                    ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $        19,811      $         12,702

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                             23,937                24,743
   Decrease (increase) in accounts receivable                                                50,968                (2,101)
   Decrease in gas inventory                                                                  6,235                 8,283
   Increase in unamortized property taxes                                                   (19,782)              (19,691)
   Decrease (increase) in derivative assets, prepaid expenses and other                      (3,453)                1,661
   Decrease (increase) in prepaid gas costs, materials and supplies                              92                  (458)
   (Decrease) increase in accounts payable and accrued liabilities                          (12,995)               16,488
   Decrease in interest payable                                                             (35,708)              (39,798)
   Increase in other non-current liabilities                                                    132                   137
                                                                                    ----------------     -----------------

     Net cash provided by operating activities                                               29,237                 1,966
                                                                                    ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant and equipment                                  (9,023)               (7,364)
                                                                                    ----------------     -----------------

     Net cash used in investing activities                                                   (9,023)               (7,364)
                                                                                    ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                        (66,948)              (60,786)
   Maturity of restricted investment securities held-to-maturity                            144,199               125,985
   Purchase of restricted investment securities held-to-maturity                           (146,504)             (125,382)
                                                                                    ----------------     -----------------

     Net cash used in financing activities                                                  (69,253)              (60,183)
                                                                                    ----------------     -----------------

NET DECEASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT
                                                                                            (49,039)              (65,581)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING OF
   PERIOD                                                                                   206,298               241,885

                                                                                    ----------------     -----------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF PERIOD
                                                                                    $       157,259      $        176,304
                                                                                    ================     =================





        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes as contained in the Annual Report on Form 10-K for the year ended December 31, 2000 of Midland Cogeneration Venture Limited Partnership ("MCV"), which includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Prior period amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of MCV and its wholly-owned subsidiaries. All material transactions and balances among entities, which comprise MCV, have been eliminated in the consolidated financial statements.


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

    The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the three months ended March 31, 2001, the Facility achieved a Thermal Percentage of 25.4% and a PURPA Efficiency Percentage of 47.0%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2001 and beyond.

    The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted. In addition, beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. For the first quarter of 2001, MCV estimates that this program resulted in net savings of approximately $4.3 million, which were reflected as a component of fuel costs. MCV anticipates continuing the use of this or similar programs to mitigate the impacts of high gas market prices.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(2) RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

    Fair Value of Financial Instruments

    The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of March 31, 2001 and December 31, 2000, have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

    New Accounting Standard

    On January 1, 2001, MCV adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June, 1998 and then amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133" (collectively referred to as "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    MCV's long-term natural gas contracts and power supply contracts qualify as derivatives but are excluded from derivative accounting, pursuant to the normal purchase and normal sales exception of SFAS No. 133. However, the Financial Accounting Standards Board ("FASB") is still evaluating the requirements to treat certain electric power supply contracts, specifically related to contracts that contain optionality. If the FASB determines that these contracts do not qualify to be excluded under the normal purchase and sales exception, MCV could be required to mark the fair value of these contracts to market through its income statement, resulting in significant earnings volatility. MCV Management believes that the PPA should still qualify for the normal sales exception, but is unable to determine the ultimate resolution of this matter.

    Forward Foreign Exchange Contracts

    An amended service agreement was entered into between MCV and Alstom Power Company ("Alstom") (the "amended Service Agreement"), under which Alstom will provide hot gas path parts for MCV's twelve gas turbines through the sixth series of major GTG inspections, which are expected to be completed by year-end 2008. The payments due to Alstom under this amended Service Agreement are adjusted annually based on the U.S. dollar to Swiss franc currency exchange rate.

    To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV maintains a foreign currency hedging program. Under this program, MCV periodically enters into forward purchase contracts for Swiss francs. Under SFAS No. 133, the forward foreign currency exchange contracts qualify as fair value hedges, since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these forward contracts as well as the change in value of the firm commitment are to be recognized currently in earnings. Because the currency, notional amounts and maturity dates on the hedged transactions and forward contracts essentially match, the January 1, 2001, adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change and is expected to have an immaterial earnings impact on an ongoing basis. The final gains and losses on these transactions, accounted for as hedges, will be included in the measurement of the underlying capitalized major renewal costs when incurred. As of March 31, 2001, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million. No material gains or losses have been recognized during the period ended March 31, 2001 related to any

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    hedge ineffectiveness. As of December 31, 2000, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with a deferred $.3 million gain recorded in current liabilities. These contracts were closed and settled in January 2001.

    Natural Gas Futures and Options

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

    These financial instruments are derivatives under SFAS No. 133 and the contracts that are utilized to secure the anticipated natural gas requirements necessary for projected electric sales qualify as cash flow hedges under SFAS No. 133, because they hedge the price risk associated with the cost of natural gas. MCV also engages in cost mitigation activities to offset the fixed charges MCV incurs in operating the Facility. These cost mitigation activities include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, they are not considered a normal course of business for MCV and as such do not qualify as hedges under SFAS No. 133. Any gains or losses from cost mitigation activities are recognized currently in earnings.

    Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in "Derivative assets, prepaid expenses and other", was $6.6 million and $3.8 million as of March 31, 2001 and December 31, 2000, respectively.

    Effective January 1, 2001, MCV's gains and losses on futures contracts qualifying as hedges are recorded as a component of other comprehensive income and will be offset by the corresponding underlying transaction and then included in operating expenses in the same period the natural gas is burned to operate the Facility. MCV's gains and losses on futures and options contracts that do not qualify as hedges are recognized currently in earnings with no offsetting physical gas purchase. This could cause increased earnings volatility when these contracts are adjusted to fair value in earnings with no offsetting transaction. Under the transition rules under SFAS No. 133, on January 1, 2001, the cumulative effect accounting gain related to the fair value of the derivative instruments held for cost mitigation activities and derivatives that do not qualify for hedge accounting, has been reflected in other comprehensive income based on previous hedging relationships. These futures and options totaled 1.9 bcf with a total fair value loss of $2.2 million. Fair value changes in these contracts were recognized currently in income and the amount reflected in other comprehensive income was reclassified to income when the original underlying transactions occurred during the first quarter of 2001. The January 1, 2001, adoption of SFAS No. 133 resulted in a total cumulative effect accounting gain, including cost mitigation activities, of $15.7 million, which was recognized in other comprehensive income. For the three month period ended March 31, 2001, MCV has recognized in other comprehensive income, an unrealized $12.4 million decrease on the futures contracts which are hedges of forecasted purchases for plant use of market priced gas. As of March 31, 2001, MCV had a $6.1 million gain in other comprehensive income. In addition, for the three months ended March 31, 2001, MCV has recorded a net $1.7 million loss in earnings from hedging activities and cost mitigation activities.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in "Derivative assets, prepaid expenses and other", was approximately $.4 million as of both March 31, 2001 and December 31, 2000. As of March 31, 2001, MCV had an interest rate swap hedge with a notional amount of $20 million, with final settlement on the transaction in July 2001. The difference between the amount received and paid under the interest rate swap transaction is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement.

    Under SFAS No. 133, this interest rate swap transaction qualifies as a cash flow hedge. The gains and losses on this type of transaction are recorded monthly as an adjustment to other comprehensive income and the difference between the amounts received and paid under interest rate swap transactions is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement. The January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change gain recognized in other comprehensive income and is expected to have an immaterial earnings impact on an ongoing basis. As of March 31, 2001, MCV has a $.1 million gain recorded in other comprehensive income for the qualifying hedge, while for the year ended December 31, 2000 a net loss of approximately $.1 million was recorded in prepaid and other.

    MCV has a third interest rate swap, with a notional amount of $20 million and a period of performance that extends until December 1, 2002, which does not qualify as a hedge under SFAS No. 133. The gains and losses on this swap are recorded currently in earnings. For the three months ended March 31, 2001, MCV recorded a $.1 million gain in income related to this swap.


(3) RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-MATURITY

    Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):

                                                                                   March 31,             December 31,
                                                                                     2001                    2000
                                                                                ----------------       ----------------
    Current:
    -------
    Funds restricted for plant modifications                                    $           758        $          748
                                                                                ================       ================

    Non-current:
    -----------
    Funds restricted for rental payments pursuant to the Overall
                                                                                $       140,116        $      137,942
    Lease Transaction

    Funds restricted for management non-qualified plans                                   2,065                 1,934
                                                                                ----------------       ----------------

    Total                                                                       $       142,181        $      139,876
                                                                                ================       ================

(4) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                                                   March 31,             December 31,
                                                                                     2001                    2000
                                                                                ----------------       ----------------
    Accounts payable
     Related parties                                                            $        20,580        $       18,144
     Trade creditors                                                                     30,378                41,601
    Property and single business taxes                                                   26,738                13,560
    Other                                                                                 2,319                19,705
                                                                                ----------------       ----------------

    Total                                                                       $        80,015        $       93,010
                                                                                ================       ================

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(5)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):                March 31,            December 31,
                                                                                     2001                   2000
                                                                                ----------------       ----------------
     Financing obligation, maturing through 2015, effective interest rate of approximately 8.3%, payable in semi-annual installments of principal
     and interest, secured by property, plant and equipment                     $     1,517,917        $    1,584,865

     Less current portion                                                              (153,924)             (155,632)
                                                                                ----------------       ----------------

     Total long-term debt                                                       $     1,363,993        $    1,429,233
                                                                                ================       ================

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

     In June 2000, MCV closed on the sale of $200 million of tax-exempt bonds, the proceeds of which were used on July 24, 2000 to refund a like amount of previously issued bonds. The refinancing of this portion of the outstanding debt has lowered MCV's effective interest rate on its long-term debt arrangement from approximately 8.7% to 8.3%, which is still scheduled to mature in year 2015.

     Interest and fees incurred related to long-term debt arrangements during the three months ended March 31, 2001 and March 31, 2000 were $31.8 million and $36.4 million, respectively. Interest and fees paid for the three months ended March 31, 2001 and March 31, 2000 were $67.5 million and $76.1 million, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(6) PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

    The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at March 31, 2001, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of March 31, 2001 and 2000, and for each of the three month periods ended March 31 (in thousands).

 Beneficial Owner, Equity Partner,            Equity
Type of Partner and Nature of Related Party   Interest  Interest Party Transactions and Agreements                 2001       2000
------------------------------------------------------------------------------------------------------------------------------------
CMS Energy Corporation
CMS Midland, Inc.                             $271,302    49.0%  Power purchase agreements                       $118,719   $147,164
                                              ========   ======
 General Partner; wholly-owned                                   Purchases under gas transportation agreements      6,153      5,721
 subsidiary of Consumers Energy                                  Purchases under gas supply agreements              3,591      3,504
 Company                                                         Gas storage agreement                                641        641
                                                                 Land lease/easement agreements                       150        150
                                                                 Accounts receivable                               45,196     51,938
                                                                 Accounts payable                                   6,432      5,242
                                                                 Sales under spot gas agreements                    2,869      1,443
El Paso Corporation
Source Midland Limited Partnership              94,943    18.1   Purchase under gas transportation agreements       3,363      3,320
 ("SMLP") General Partner; owned by                              Purchases under spot gas agreement                21,273      3,287
 subsidiaries of El Paso Corporation (1)                         Purchases under gas supply agreement               1,611      1,566
                                                                 Gas agency agreement                                 586        536
                                                                 Deferred reservation charges under gas             7,880      6,895
                                                                 purchase agreement
                                                                 Accounts receivable                                6,789        856
                                                                 Accounts payable                                  13,446      3,624
                                                                 Sales under spot gas agreements                   15,732      2,401
                                                                 Partner cash withdrawal (including accrued        51,612     45,436
                                                                 interest) (2)

El Paso Midland, Inc. ("El Paso Midland")       56,966    10.9   See related party activity listed under SMLP.
 (formerly known as Coastal Midland, Inc.)
 General Partner; wholly-owned subsidiary
 of El Paso Corporation (1)

MEI Limited Partnership ("MEI")                                  See related party activity listed under SMLP.
 A General and Limited Partner;
 50% interest owned by El Paso Midland, Inc.
 and 50% interest owned by SMLP (1)
     General Partnership Interest               47,474     9.1
     Limited Partnership Interest                4,746      .9

Micogen Limited Partnership                     23,734     4.5   See related party activity listed under SMLP.
 ("MLP") Limited Partner, owned
 subsidiaries of El Paso Corporation (1)
                                              --------  ------


     Total El Paso Corporation                 227,863    43.5
                                              ========  ======

The Dow Chemical Company
------------------------
The Dow Chemical Company                        54,513     7.5   Steam and electric power agreement                 8,127      7,607
                                              ========  ======
 Limited Partner                                                 Steam purchase agreement - Dow Corning Corp        1,257      1,135
                                                                 (affiliate)
                                                                 Purchases under demineralized water supply         1,725      1,903
                                                                 agreement
                                                                 Accounts receivable                                3,083      2,726
                                                                 Accounts payable                                     700        662
                                                                 Standby and backup fees                              165        167
Alanna Corporation
Alanna Corporation                                1(3)  .00001   Note receivable                                        1          1
                                              ========  ======

 Limited Partner; wholly-owned subsidiary of Alanna Holdings Corporation

Footnotes to Partners' Equity and Related Party Transactions


(1) On January 29, 2001, El Paso Corporation ("El Paso") announced that it had completed its merger with The Coastal Corporation ("Coastal"). Coastal was the previous parent company of El Paso Midland (formerly known as Coastal Midland, Inc.), SMLP, MLP and, through SMLP, MEI. After the merger, Coastal became a wholly-owned subsidiary of El Paso and has changed its name to El Paso CGP Company.
(2) A letter of credit has been issued and recorded as a note receivable from El Paso Midland, this amount includes their share of cash available, as well as, cash available to MEI, MLP and SMLP.
(3) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

       Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2000 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                            ------------------------------------------
                                                                                  2001                     2000
                                                                            ------------------       -----------------
Operating Revenues                                                           $        141,807         $       156,074

Capacity Revenue                                                             $         99,578         $       100,823
   PPA Contract Capacity (MW)                                                           1,240                   1,240
   Billed PPA Availability (1)                                                          98.5%                   98.5%

Electric Revenue                                                             $         37,478         $        50,928
   PPA Delivery as a Percentage of Contract Capacity (2)                                62.4%                   88.2%
   PPA, SEPA and Other Electric Deliveries (MWh)                                    1,799,969               2,450,850
   Average PPA Variable Energy Rate ($/MWh)                                  $          15.44         $         15.70
   Average PPA Fixed Energy Rate ($/MWh)                                     $           3.60         $          3.50

Steam Revenue                                                                $          4,751         $         4,323
   Steam Deliveries (Mlbs)                                                          1,747,420               1,723,100

(1) As part of a settlement agreement, which became effective January 1, 1999 between MCV and Consumers, among other things, MCV agreed not to bill Consumers for PPA availability greater than 98.5% in each calendar year.
(2)Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. MCV anticipates continuing the use of this or similar programs to mitigate the impacts of high gas market prices.

Comparison of the Three Months ended March 31, 2001 and 2000

Overview

For the first quarter of 2001, MCV recorded net income of $19.8 million as compared to net income of $12.7 million for the first quarter of 2000. The increase for the first quarter of 2001 compared to 2000 is primarily due to lower interest expense on MCV's financing obligation and the net economic effect of a lower electric dispatch.

Operating Revenues

For the first quarter of 2001, MCV's operating revenues decreased $14.3 million from the first quarter of 2000. This decrease is due primarily to due to a lower electric dispatch. Also contributing to this decrease was lower capacity payments under the PPA with Consumers due to fewer billing days in 2001.

Operating Expenses

For the first quarter of 2001, MCV's operating expenses were $95.4 million, which includes $54.9 million of fuel costs. During this period, MCV purchased approximately 15.3 billion cubic feet ("bcf") of natural gas, and a net 1.7 bcf was drawn from gas in storage and used for transportation fuel. The average commodity cost of fuel for the first quarter of 2001 was $2.59 per million British thermal units ("MMBtu"). For the first quarter of 2000, MCV's operating expenses were $111.9 million, which includes $70.7 million of fuel costs. During this period, MCV purchased approximately 20.2 bcf of natural gas, and a net 2.6 bcf was drawn from gas in storage and used for transportation fuel. During this same period, MCV consumed 23.2 bcf, of which .4 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first quarter of 2000 was $2.64 per MMBtu. Fuel costs for the first quarter of 2001 compared to 2000 decreased by $15.8 million. This fuel cost decrease was due primarily to a lower gas usage resulting from the decrease in electric dispatch due in part, to dispatch reduction transactions entered into with Consumers and disposition of natural gas previously hedged or purchased under contract but not required for electric generation.

For the first quarter of 2001, operating expenses other than fuel costs decreased $.7 million from the first quarter of 2000, primarily resulting from a revision of the useful lives of the gas turbine generator equipment and changes to the amortization of payments under the amended Service Agreement. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The decrease in interest expense in the first quarter of 2001 from the first quarter of 2000 is due to a lower principal balance on MCV's financing obligation and due to the June 2000 refinancing of MCV's tax-exempt bonds.

Market Risk Sensitivity

Market risks relating to MCV's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based upon quoted market prices. The information presented below should be read in conjunction with Note 2, " Significant Accounting Policies" and Note 5, "Long-Term Debt" to the Notes to Consolidated Financial Statements of MCV.

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

In addition, to manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of March 31, 2001 have original maturity dates of less than one year.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at March 31, 2001:

                                                        Expected Maturity in
                               -------------------------------------------------------------------     Change in
                                                                                                         Fair
                                 2001    2002      2003     2004      2005    Thereafter    Total       Value
                                 ----    ----      ----     ----      ----    ----------    -----       -----
Debt:
----
Long-Term Debt Fixed
Rate (in millions)             $152.8   $304.1    $208.9   $242.8    $174.4    $1,346.9    $2,429.9      N/A
     Avg. Interest Rate          8.3%     8.3%      8.3%     8.3%      8.3%        8.3%        8.3%

Interest Rate Swaps:
-------------------
Variable to Fixed               $20.0                                                                   $ .1
   (in millions)
     Avg. Pay Rate              4.42%
     Avg. Receive Rate          5.93%

Floating to Floating                     $20.0                                                          $ .1
   (in millions)
     Avg. Pay Rate                       4.49%
     Avg. Receive Rate                   4.64%

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

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from two to eighteen months. The table presents the carrying amounts and fair values at March 31, 2001:

                                                             Expected Maturity in 2001/2002             Fair Value
                                                             ------------------------------             ----------
Futures Contracts:
-----------------
Contract Volumes (10,000 MMBtu) Long/Buy                                   1,916                               --
Contract Volumes (10,000 MMBtu) Short/Sold                                   177                               --
Weighted Average Price Long (per MMBtu)                                   $4.526                             $4.85
Weighted Average Price Short (per MMBtu)                                  $5.472                             $5.10
Contract Amount ($US in Millions)                                          $77.0                             $83.9

Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with Alstom. The gains and losses on these transactions, accounted for as hedges, are included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts, which are entered into, have maturity dates of less than one year. As of March 31, 2001, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million, with a deferred $.2 million loss.

New Accounting Standards

Effective January 1, 2001, MCV adopted SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities, as amended and interpreted." For a detailed discussion of the effects of the standard, including earnings volatility, and the financial impact upon adoption, see Financial Statements -- Note 2 "Significant Accounting Policies - New Accounting Standard, Forward Foreign Exchange Contracts, Natural Gas Futures and Options and Interest Rate Swaps" to the Unaudited Consolidated Financial Statements.

Liquidity and Financial Resources

During the three months ended March 31, 2001 and 2000, net cash generated by MCV's operations was $29.2 million and $2.0 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next fourteen years. During January 2001, and 2000, MCV paid the basic rent requirements of $134.4 million and $136.9 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At March 31, 2001, the borrowing base was $41.8 million. The Working Capital Facility term currently extends to August 31, 2001. MCV did not utilize the Working Capital Facility during the first three months of 2001, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of March 31, 2001, there was approximately $304 million (which includes approximately $46 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Operating Outlook. During the first quarter of 2001, approximately 75% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a Settlement Agreement between MCV and Consumers, which was effective January 1, 1999. Actual PPA availability was 99.6% for the first quarter of 2001, 98.5% for the year 2000 and 99.7% for the year 1999. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through March 2001, the unit energy charge (fixed and variable) paid to MCV has declined by 17.3%, while the average unit variable cost of delivered fuel for the period 1990 - 2000, has risen by 15.9%. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel (contract prices generally escalate at a fixed price, a fixed price with an escalator, an index based on Consumers' energy charges under the PPA, or a combination thereof). MCV continues to purchase the majority of its natural gas requirements under long-term fixed-price contracts, with a smaller portion of gas purchased on the spot market. MCV has maintained a hedging program to mitigate risk associated with volatile prices in the spot market and has entered into gas purchase and hedging arrangements with respect to most of its expected gas needs for 2001 for requirements not provided for under its long-term contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices for 2001, although high gas prices for an extended period of time could adversely affect operating results.

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

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 2000, MCV achieved an Efficiency Percentage of 47.3% and a Thermal Percentage of 19.1%. During the first three months of 2001, MCV achieved an Efficiency Percentage of 47.0% and a Thermal Percentage of 25.4%.

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

See Part I, Item 1, "Financial Statements -- Note 1 to the Condensed Notes to Unaudited Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

                           PART II. OTHER INFORMATION


                            Item 1. Legal Proceedings


The discussion below is limited to an update of events or developments that have occurred in various judicial and administrative proceedings. A complete summary of all outstanding issues is fully described in MCV's Form 10-K for the year ended December 31, 2000.

Property Tax Appeal

MCV has filed property tax appeals contesting MCV's property taxes for 1997 and 1998 and the taxable value for 1999 and 2000, which are pending before the Michigan Tax Tribunal. MCV expects to appeal its 2001 property taxes. MCV Management cannot predict the outcome of these proceedings.

                    Item 6. Exhibits and Reports on Form 8-K


a.)  List of Exhibits

     10.01 Long Term Gas Agreement, dated March 22, 2001, between MCV and Engage Energy America, LLC.

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




Dated:  May 11, 2001                     /s/ James M. Kevra
        ---------------                  -------------------------------------
                                                    James M. Kevra
                                         President and Chief Executive Officer




Dated:  May 11, 2001                     /s/ James M. Rajewski
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

10.01 Long Term Gas Agreement, dated March 22, 2001, between MCV and Engage Energy America, LLC.
