Form 10-Q
period 2001-06-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2001-08-09
CIK 869905

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001


                                       OR


[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               ---------------------   -------------------------


Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MICHIGAN                                   38-2726166
---------------------------------------        ---------------------------------
      State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


       100 PROGRESS PLACE, MIDLAND, MICHIGAN                     48640
---------------------------------------------------       ----------------------
      (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code          (989) 839-6000
                                                          ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                                                       June 30,
                                                                                         2001         December 31,
ASSETS                                                                               (Unaudited)          2000
------                                                                             ---------------  ---------------

CURRENT ASSETS:
   Cash and cash equivalents                                                        $     194,144     $    205,550
   Restricted cash and cash equivalents                                                       772              748
   Accounts and notes receivable - related parties                                        106,596          109,181
   Accounts receivable                                                                     18,298           75,216
   Gas inventory                                                                           18,704           14,474
   Unamortized property taxes                                                              29,523           16,210
   Prepaid expenses and other                                                              23,814            7,785
                                                                                    -------------     ------------
     Total current assets                                                                 391,851          429,164
                                                                                    -------------     ------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                        2,436,949        2,433,798
   Pipeline                                                                                21,222           21,222
                                                                                    -------------     ------------
     Total property, plant and equipment                                                2,458,171        2,455,020

   Accumulated depreciation                                                              (817,613)        (783,974)
                                                                                    -------------     ------------
     Net property, plant and equipment                                                  1,640,558        1,671,046
                                                                                    -------------     ------------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                                      144,468          139,876
   Deferred financing costs, net of accumulated amortization of
        $13,659 and $12,804, respectively                                                  11,306           12,161
   Prepaid gas costs, materials and supplies                                               21,863           22,709
                                                                                    -------------     ------------
     Total other assets                                                                   177,637          174,746
                                                                                    -------------     ------------

TOTAL ASSETS                                                                        $   2,210,046     $  2,274,956
                                                                                    =============     ============

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                         $      85,857     $     93,010
   Interest payable                                                                        64,078           67,416
   Current portion of long-term debt                                                      153,924          155,632
                                                                                    -------------     ------------
     Total current liabilities                                                            303,859          316,058
                                                                                    -------------     ------------

NON-CURRENT LIABILITIES:
   Long-term debt                                                                       1,363,993        1,429,233
   Other                                                                                    2,096            1,927
                                                                                    -------------     ------------
     Total non-current liabilities                                                      1,366,089        1,431,160
                                                                                    -------------     ------------

CONTINGENCIES

TOTAL LIABILITIES                                                                       1,669,948        1,747,218
                                                                                    -------------     ------------

PARTNERS' EQUITY                                                                          540,098          527,738
                                                                                    -------------     ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                              $   2,210,046     $  2,274,956
                                                                                    =============     ============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)





                                                         Three Months Ended                       Six Months Ended
                                                              June 30,                                June 30,
                                                   -------------------------------           -----------------------------
                                                       2001              2000                   2001             2000
                                                   -------------     -------------          -------------    -------------

OPERATING REVENUES:
   Capacity                                         $   102,197      $    102,269           $    201,775      $   203,092
   Electric                                              40,854            50,279                 78,332          101,207
   Steam and other                                        3,768             3,401                  8,519            7,724
                                                   -------------     -------------          -------------    -------------

     Total operating revenues                           146,819           155,949                288,626          312,023
                                                   -------------     -------------          -------------    -------------

OPERATING EXPENSES:
   Fuel costs                                            69,704            64,119                124,578          134,807
   Depreciation                                          23,110            24,384                 46,624           48,889
   Operations                                             3,899             3,750                  7,811            7,812
   Maintenance                                            3,358             3,280                  7,051            6,679
   Property and single business taxes                     6,548             6,467                 13,024           12,941
   Administrative, selling and general                    2,031             2,069                  4,915            4,855
                                                   -------------     -------------          -------------    -------------

     Total operating expenses                           108,650           104,069                204,003          215,983
                                                   -------------     -------------          -------------    -------------

OPERATING INCOME                                         38,169            51,880                 84,623           96,040
                                                   -------------     -------------          -------------    -------------

OTHER INCOME (EXPENSE):
   Interest and other income                              5,128             6,237                 10,680           11,385
   Interest expense                                     (32,854)          (40,243)               (65,049)         (76,849)
                                                   -------------     -------------          -------------    -------------

     Total other income (expense), net                  (27,726)          (34,006)               (54,369)         (65,464)
                                                   -------------     -------------          -------------    -------------

NET INCOME                                         $     10,443      $     17,874           $     30,254     $     30,576
                                                   =============     =============          =============    =============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)




                                                                                  Six Months Ended
                                                                                    June 30, 2001
                                                                 ----------------------------------------------------
                                                                    General            Limited
                                                                   Partners            Partners            Total
                                                                 --------------     ---------------    --------------

  BALANCE, BEGINNING OF PERIOD                                   $    448,100       $      79,638      $     527,738

  Comprehensive income:

    Net income                                                         26,340               3,914             30,254

    Other comprehensive income:

       Cumulative effect of accounting change                          13,688               2,034             15,722

       Unrealized loss on hedging activities                          (26,486)             (3,935)           (30,421)

       Reclassification adjustments recognized
       in net income above                                             (2,782)               (413)            (3,195)
                                                                 --------------     ---------------    --------------

       Total other comprehensive income                               (15,580)             (2,314)           (17,894)


  Total comprehensive income                                           10,760               1,600             12,360
                                                                 --------------     ---------------    --------------

  BALANCE, END OF PERIOD                                         $    458,860       $      81,238       $    540,098
                                                                 ==============     ===============    ==============



   The accompanying condensed notes are an integral part of this statement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)




                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                    --------------------------------------
                                                                                         2001                  2000
                                                                                    ----------------     -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $        30,254      $         30,576

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                             47,479                49,369
   Decrease (increase) in accounts receivable                                                59,523                (7,915)
   Increase in gas inventory                                                                 (4,230)               (2,945)
   Increase in unamortized property taxes                                                   (13,313)              (13,228)
   Decrease (increase) in prepaid expenses and other                                        (16,029)                1,392
   Decrease (increase) in prepaid gas costs, materials and supplies                             846                   (15)
   (Decrease) increase in accounts payable and accrued liabilities                          (25,067)               21,971
   Decrease in interest payable                                                              (3,338)              (12,089)
   Increase in other non-current liabilities                                                    169                   168
                                                                                    ----------------     -----------------

     Net cash provided by operating activities                                               76,294                67,284
                                                                                    ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant and equipment                                 (16,136)              (14,144)
                                                                                    ----------------     -----------------

     Net cash used in investing activities                                                  (16,136)              (14,144)
                                                                                    ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                        (66,948)              (60,786)
   Debt refinancing costs                                                                    -                     (5,560)
   Maturity of restricted investment securities held-to-maturity                            381,470               161,369
   Purchase of restricted investment securities held-to-maturity                           (386,062)             (161,574)
                                                                                    ----------------     -----------------

     Net cash used in financing activities                                                  (71,540)              (66,551)
                                                                                    ----------------     -----------------

NET DECEASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT
                                                                                            (11,382)              (13,411)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING OF
   PERIOD                                                                                   206,298               241,885
                                                                                    ----------------     -----------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF PERIOD
                                                                                    $       194,916      $        228,474
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

    The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the six months ended June 30, 2001, the Facility achieved a Thermal Percentage of 22.4% and a PURPA Efficiency Percentage of 47.0%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


    Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2001 and beyond.

    The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted. In addition, beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. For the six months ended June 30, 2001, MCV estimates that this program resulted in net savings of approximately $7.4 million, which were reflected as a component of fuel costs. MCV anticipates continuing the use of this or similar programs to mitigate the impacts of high market gas prices.

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

    On July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. In June 2001, the United States Court of Appeals ("Appellate Court") vacated the U.S. District Court's July 7, 1999 summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties' dispute is hypothetical at this point in time and the QFs' (including MCV) claims are premised on speculation about how an order might be interpreted seven years from now by a future MPSC. MCV has requested rehearing of the Appellate Court's order, which is subject to further appeal. MCV Management cannot, at this time, predict the impact or outcome of this proceeding.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(2) RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

    Fair Value of Financial Instruments

    The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of June 30, 2001 and December 31, 2000, have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

    New Accounting Standard

    Effective January 1, 2001, MCV adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June, 1998 and then amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133" (collectively referred to as "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    MCV Management believes that its power supply agreements and long-term natural gas contracts qualify for the normal purchase and normal sales exception of SFAS No. 133 and therefore, these contracts are currently not recognized at fair value on the balance sheet. On June 27, 2001, the Financial Accounting Standards Board ("FASB") issued final guidance in which the normal purchase and sales exception was extended to power purchase or sales agreements that meet specific criteria. MCV believes that its power supply agreements meet these criteria and as such, will continue to not record the fair value of these contracts on its balance sheet. In addition, in May 2001, the Derivative Implementation Group issued tentative guidance whereby certain natural gas contracts, which include optionality in the amount of fuel that may be purchased under the contract, would not qualify for the normal purchase and sales exception of SFAS No. 133. This tentative guidance, if ultimately ratified by the FASB, would require MCV to recognize the fair value of certain natural gas contracts on its balance sheet. In addition, any changes in fair value could potentially be required to be reported directly in earnings and could cause earnings volatility. At this time, MCV Management cannot predict the ultimate resolution of this matter.

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

    To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV maintains a foreign currency hedging program. Under this program, MCV periodically enters into forward purchase contracts for Swiss francs. Under SFAS No. 133, the forward foreign currency exchange contracts qualify as fair value hedges, since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these forward contracts as well as the change in value of the firm commitment are to be recognized currently in earnings. Since the currency, notional amounts and maturity dates on the hedged transactions and forward contracts essentially match, the January 1, 2001, adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change and is expected to have an

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



    immaterial earnings impact on an ongoing basis. The final gains and losses on these transactions, accounted for as hedges, will be included in the measurement of the underlying capitalized major renewal costs when incurred. As of June 30, 2001, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with no material gain or loss recognized during the period ended June 30, 2001 related to any ineffectiveness. As of December 31, 2000, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with a deferred $.3 million gain recorded in current liabilities. These contracts were closed and settled in January 2001.

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

    These financial instruments are derivatives under SFAS No. 133 and the contracts that are utilized to secure the anticipated natural gas requirements necessary for projected electric sales qualify as cash flow hedges under SFAS No. 133, since they hedge the price risk associated with the cost of natural gas. MCV also engages in cost mitigation activities to offset the fixed charges MCV incurs in operating the Facility. These cost mitigation activities include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these cost mitigation activities are not considered a normal course of business for MCV and as such do not qualify as hedges under SFAS No. 133, resulting in any gains or losses being flowed through earnings.

    Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in "Prepaid expenses and other", was $20.7 million and $3.8 million as of June 30, 2001 and December 31, 2000, respectively.

    Effective January 1, 2001, MCV's gains and losses on futures contracts qualifying as hedges are recorded as a component of other comprehensive income and will be offset by the corresponding underlying transaction and then included in operating expenses in the same period the natural gas is burned to operate the Facility. MCV's gains and losses on futures and options contracts that do not qualify as hedges are recognized currently in earnings with no offsetting physical gas purchase. This could cause increased earnings volatility when these contracts are adjusted to fair value in earnings with no offsetting transaction. Under the transition rules under SFAS No. 133, on January 1, 2001, the cumulative effect accounting gain related to the fair value of the derivative instruments held for cost mitigation activities and derivatives that do not qualify for hedge accounting, has been reflected in other comprehensive income based on previous hedging relationships. These futures and options totaled 1.9 bcf with a total fair value loss of $2.2 million. Fair value changes in these contracts were recognized currently in income and the amount reflected in other comprehensive income was reclassified to income when the original underlying transactions occurred during the first quarter of 2001. The January 1, 2001, adoption of SFAS No. 133 resulted in a total cumulative effect accounting gain, including cost mitigation activities, of $15.7 million, which was recognized in other comprehensive income. For the six month period ended June 30, 2001, MCV has recognized in other comprehensive income, an unrealized $33.6 million decrease on the futures contracts which are hedges of forecasted purchases for plant use of market priced gas, resulting in a $17.9 million loss in other comprehensive income as of June 30, 2001. In addition, for the six months ended June 30, 2001, MCV has recorded a net $4.3 million gain in earnings from hedging activities and cost mitigation activities.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



    Interest Rate Swaps

    To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts. Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in "Prepaid expenses and other", was approximately $30,000 and $.4 million as of June 30, 2001 and December 31, 2000. As of June 30, 2001, MCV had an interest rate swap hedge with a notional amount of $20 million, with final settlement on the transaction in July 2001. The difference between the amount received and paid under the interest rate swap transaction is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement.

    Under SFAS No. 133, this interest rate swap transaction qualifies as a cash flow hedge. The gains and losses on this type of transaction are recorded monthly as an adjustment to other comprehensive income and the difference between the amounts received and paid under interest rate swap transactions is accrued and recorded as an adjustment to the interest income over the life of the hedged agreement. The January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change gain recognized in other comprehensive income and is expected to have an immaterial earnings impact on an ongoing basis. As of June 30, 2001, MCV has an immaterial gain recorded in other comprehensive income for the qualifying hedge, while for the year ended December 31, 2000 MCV had a net loss of approximately $.1 million recorded in Prepaid expenses and other.

    MCV has an additional interest rate swap, with a notional amount of $20 million and a period of performance that extends until December 1, 2002, which does not qualify as a hedge under SFAS No. 133. The gains and losses on this swap are recorded currently in earnings. For the six months ended June 30, 2001, MCV recorded a $.4 million gain in earnings.


(3) RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-MATURITY


    Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):



                                                                                       June 30,         December 31,
                                                                                         2001               2000
                                                                                    ---------------    ----------------

    Current:

    Funds restricted for plant modifications                                        $          772     $          748
                                                                                    ===============    ================

    Non-current:

    Funds restricted for rental payments pursuant to the Overall
                                                                                    $      142,372     $      137,942
      Lease Transaction

    Funds restricted for management non-qualified plans                                      2,096              1,934
                                                                                    ---------------    ----------------

    Total                                                                           $      144,468     $      139,876
                                                                                    ===============    ================



                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



(4) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following as of (in thousands):



                                                                                    June 30,             December 31,
                                                                                      2001                   2000
                                                                                -----------------      -----------------

    Accounts payable
     Related parties                                                            $        12,746        $        18,144
     Trade creditors                                                                     27,144                 41,601
    Property and single business taxes                                                   26,802                 13,560
    Other                                                                                19,165                 19,705
                                                                                -----------------      -----------------

    Total                                                                       $        85,857        $        93,010
                                                                                =================      =================

(5) LONG-TERM DEBT

    Long -term debt consists of the following as of (in thousands):

                                                                                     June 30,            December 31,
                                                                                       2001                  2000
                                                                                -----------------      -----------------
     Financing obligation, maturing through 2015, effective interest rate of approximately 8.3%, payable in semi-annual installments of
     principal and interest, secured by property, plant and equipment           $     1,517,917          $    1,584,865

     Less current portion                                                              (153,924)               (155,632)
                                                                                -----------------      -----------------

     Total long-term debt                                                       $     1,363,993          $    1,429,233
                                                                                =================      =================

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

     Interest and fees incurred related to long-term debt arrangements during the six months ended June 30, 2001 and June 30, 2000 were $64.2 million and $73.5 million, respectively. Interest and fees paid for the six months ended June 30, 2001 and June 30, 2000 were $67.5 million and $76.2 million, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(6)   PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

      The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at June 30, 2001, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of June 30, 2001 and 2000, and for each of the six month periods ended June 30 (in thousands).



 Beneficial Owner, Equity Partner,
 Type of Partner and Nature of Related    Equity
 Party                                    Interest   Interest   Related Party Transactions and Agreements           2001       2000
----------------------------------------- --------- ----------- ------------------------------------------------  --------   -------

CMS Energy Company
CMS Midland, Inc.                         $264,647      49.0%   Power purchase agreements                         $247,827  $294,542
                                          ========    =======
 General Partner; wholly-owned                                  Purchases under gas transportation agreements       12,163    11,668
 subsidiary of Consumers Energy                                 Purchases under spot gas agreements                    313     2,155
 Company                                                        Purchases under gas supply agreements                6,294     5,756

                                                                Gas storage agreement                                 1,282    1,282

                                                                Land lease/easement agreements                          300      300
                                                                Accounts receivable                                  48,667   47,465
                                                                Accounts payable                                      7,537    6,449
                                                                Sales under spot gas agreements                       3,551    3,586
El Paso Corporation
Source Midland Limited Partnership          92,481     18.1     Purchase under gas transportation agreements          6,957    6,690
 ("SMLP") General Partner; owned by                             Purchases under spot gas agreement                   39,779    4,520
 subsidiaries of El Paso Corporation (1)                        Purchases under gas supply agreement                  3,240    2,082
                                                                Gas agency agreement                                  1,182    1,010
                                                                Deferred reservation charges under gas                7,880    6,895
                                                                purchase agreement
                                                                Accounts payable                                      4,435    2,678
                                                                Sales under spot gas agreements                      28,179    2,471
                                                                Partner cash withdrawal (including accrued           55,265   46,170
                                                                interest) (2)

El Paso Midland, Inc. ("El Paso Midland")   55,489     10.9     See related party activity listed under SMLP.
(formerly  known  as  Coastal  Midland,
Inc.) General Partner; wholly-owned
subsidiary of El Paso Corporation (1)

MEI Limited Partnership ("MEI")                                 See related party activity listed under SMLP.
 A General and Limited Partner; 50%
 interest owned by El Paso Midland, Inc.
 and 50% interest owned by SMLP (1)
     General Partnership Interest           46,243      9.1
     Limited Partnership Interest            4,624       .9

Micogen Limited Partnership                 23,119      4.5     See related party activity listed under SMLP.
 ("MLP") Limited Partner, owned
 subsidiaries of El Paso Corporation (1)
                                            ------   ------

     Total El Paso Corporation             221,956     43.5
                                           =======  =======

The Dow Chemical Company
The Dow Chemical Company                    53,494      7.5     Steam and electric power agreement                   16,374   14,706
                                          ========  =======
 Limited Partner                                                Steam purchase agreement - Dow Corning Corp           2,030    1,936
                                                                (affiliate)
                                                                Purchases under demineralized water supply            3,283    3,611
                                                                agreement
                                                                Accounts receivable                                   2,899    2,904
                                                                Accounts payable                                        774      571
                                                                Standby and backup fees                                 339      335
Alanna Corporation
Alanna Corporation                          1 (3)   .00001      Note receivable                                           1        1
                                          =======   ======

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

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):



                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                        -----------------------------    ------------------------------
                                                            2001            2000             2001              2000
                                                        -------------    ------------    -------------     ------------


Operating Revenues                                      $  146,819       $  155,949        $  288,626        $  312,023



Capacity Revenue                                        $  102,197       $  102,269        $  201,775        $  203,092

PPA Contract Capacity (MW)                                   1,240            1,240             1,240             1,240
Billed PPA Availability (1)                                  98.5%            98.5%             98.5%             98.5%

Electric Revenue                                        $   40,854       $   50,279        $   78,332        $  101,207

PPA Delivery as a Percentage of Contract Capacity (2)        63.5%            84.6%             62.9%             86.4%
PPA, SEPA and Other Electric Deliveries (MWh)            1,877,229        2,465,709         3,677,305         5,027,280
Average PPA Variable Energy Rate ($/MWh)                $    15.68       $    15.71        $    15.56        $    15.70
Average PPA Fixed Energy Rate ($/MWh)                   $     3.79       $     3.60        $     3.69        $     3.55

Steam Revenue                                           $    3,768       $    3,401        $    8,519        $    7,724
Steam Deliveries (Mlbs)                                  1,294,020        1,358,820         3,041,440         3,081,920



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

Comparison of the Three Months ended June 30, 2001 and 2000

Overview

For the second quarter of 2001, MCV recorded net income of $10.4 million as compared to net income of $17.9 million for the second quarter of 2000. The decrease for the second quarter of 2001 compared to 2000 is primarily due to increased fuel costs resulting from higher natural gas prices, partially offset by lower interest expense on MCV's financing obligation and the net economic effect of a lower electric dispatch.

Operating Revenues

For the second quarter of 2001, MCV's operating revenues decreased $9.1 million from the second quarter of 2000. This decrease is due primarily to a lower electric dispatch.

Operating Expenses

For the second quarter of 2001, MCV's operating expenses were $108.6 million, which includes $69.7 million of fuel costs. During this period, MCV purchased approximately 20.9 billion cubic feet ("bcf") of natural gas, and a net 3.9 bcf was injected into storage and used for transportation fuel. The average commodity cost of fuel for the second quarter of 2001 was $3.41 per million British thermal units ("MMBtu"). For the second quarter of 2000, MCV's operating expenses were $104.0 million, which includes $64.1 million of fuel costs. During this period, MCV purchased approximately 24.8 bcf of natural gas, and a net 3.3 bcf was injected into storage and used for transportation fuel. During this same period, MCV consumed 21.9 bcf, of which .4 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the second quarter of 2000 was $2.65 per MMBtu. Fuel costs for the second quarter of 2001 compared to 2000 increased by $5.6 million. This fuel cost increase was due primarily to a higher average cost of gas natural in both the long-term and spot markets. This increase was partially offset by lower gas usage resulting from the decrease in electric dispatch due in part, to dispatch reduction transactions entered into with Consumers and disposition of natural gas previously hedged or purchased under contract but not required for electric generation.

For the second quarter of 2001, operating expenses other than fuel costs decreased $1.0 million from the second quarter of 2000, primarily resulting from a revision of the useful lives of the gas turbine generator equipment and changes to the amortization of payments under the amended Service Agreement. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The decrease in interest and other income in the second quarter of 2001 compared to 2000 reflects lower interest rates on MCV's investments. The decrease in interest expense in the second quarter of 2001 from the second quarter of 2000 is due to a lower principal balance on MCV's financing obligation and due to the June 2000 refinancing of MCV's tax-exempt bonds.

Comparison of the Six Months ended June 30, 2001 and 2000

Overview

For the first six months of 2001, MCV recorded net income of $30.3 million as compared to net income of $30.6 million for the first six months of 2000. The decrease for the first six months of 2001 compared to 2000 is primarily due to increased fuel costs resulting from higher natural gas prices, partially offset by lower interest expense on MCV's financing obligation and the net economic effect of a lower electric dispatch.

Operating Revenues

For the first six months of 2001, MCV's operating revenues decreased $23.4 million from the first six months of 2000. This decrease is due primarily to due to a lower electric dispatch. Also contributing to this decrease was lower capacity payments under the PPA with Consumers due to fewer billing days in 2001.

Operating Expenses

For the first six months of 2001, MCV's operating expenses were $204.0 million, which includes $124.6 million of fuel costs. During this period, MCV purchased approximately 36.2 bcf of natural gas, and a net 2.2 bcf was injected into storage and used for transportation fuel. The average commodity cost of fuel for the first six months of 2001 was $3.00 per MMBtu. For the first six months of 2000, MCV's operating expenses were $216.0 million, which includes $134.8 million of fuel costs. During this period, MCV purchased approximately 45.0 bcf of natural gas, and a net .7 bcf was drawn from gas in storage and used for transportation fuel. During this same period, MCV consumed 45.1 bcf, of which .8 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first six months of 2000 was $2.64 per MMBtu. Fuel costs for the first six months of 2001 compared to 2000 decreased by $10.2 million. This fuel cost decrease was due primarily to a lower gas usage resulting from the decrease in electric dispatch due in part, to dispatch reduction transactions entered into with Consumers and disposition of natural gas previously hedged or purchased under contract but not required for electric generation. This fuel cost decrease was partially offset by a higher average cost of natural gas in both the long-term and spot markets.

For the first six months of 2001, operating expenses other than fuel costs decreased $1.8 million from the first six months of 2000, primarily resulting from a revision of the useful lives of the gas turbine generator equipment and changes to the amortization of payments under the amended Service Agreement. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

The decrease in interest and other income in the first six months of 2001 compared to 2000 reflects lower interest rates on MCV's investments. The decrease in interest expense in the first six months of 2001 from the first six months of 2000 is due to a lower principal balance on MCV's financing obligation and due to the June 2000 refinancing of MCV's tax-exempt bonds.

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

In addition, to manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of June 30, 2001 have original maturity dates of less than one year.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at June 30, 2001:



                                                            Expected Maturity In
                                 ------------------------------------------------------------------    Change in
                                                                                                         Fair
                                 2001    2002      2003      2004      2005    Thereafter     Total      Value
                                 ----    ----      ----      ----      ----    ----------     -----      -----

Debt:
Long-Term Debt Fixed
  Rate (in millions)            $152.8  $304.1    $208.9  $242.8       $174.4   $1,346.9      $2,429.9    N/A
    Avg. Interest Rate            8.3%    8.3%      8.3%    8.3%         8.3%       8.3%          8.3%

Interest Rate Swaps:
Variable to Fixed               $20.0                                                                    $ .1
   (in millions)
     Avg. Pay Rate              4.42%
     Avg. Receive Rate          5.93%

Floating to Floating                    $20.0                                                            $ .3
   (in millions)
     Avg. Pay Rate                      4.27%
     Avg. Receive Rate                  4.49%



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

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from two to eighteen months. The table presents the carrying amounts and fair values at June 30, 2001:





                                                             Expected Maturity in 2001/2002             Fair Value
                                                             ------------------------------             ----------
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy                                   1,606                               --
Contract Volumes (10,000 MMBtu) Short/Sold                                   194                               --
Weighted Average Price Long (per MMBtu)                                   $4.613                           $3.433
Weighted Average Price Short (per MMBtu)                                  $4.517                           $3.467
Contract Amount ($US in Millions)                                         $ 65.3                           $ 48.4


Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with Alstom. The gains and losses on these transactions, accounted for as hedges, are included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts, which are entered into, have maturity dates of less than one year. As of June 30, 2001, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with a deferred $.4 million loss.

New Accounting Standards

Effective January 1, 2001, MCV adopted SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities, as amended and interpreted." For a detailed discussion of the effects of the standard, including earnings volatility, and the financial impact upon adoption, see Condensed Notes to Unaudited Consolidated Financial

Statements -- Note 2 "Risk Management Activities and Derivative Transactions - New Accounting Standard, Forward Foreign Exchange Contracts, Natural Gas Futures and Options and Interest Rate Swaps."

Liquidity and Financial Resources

During the six months ended June 30, 2001 and 2000, net cash generated by MCV's operations was $76.3 million and $67.3 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next fourteen years. During January 2001, and 2000, MCV paid the basic rent requirements of $134.4 million and $136.9 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At June 30, 2001, the borrowing base was $43.1 million. The Working Capital Facility term currently expires on August 31, 2001, which MCV expects to extend. MCV did not utilize the Working Capital Facility during the first six months of 2001, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of June 30, 2001, there was approximately $298 million (which includes approximately $50 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Operating Outlook. During the first six months of 2001, approximately 75% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a Settlement Agreement between MCV and Consumers, which was effective January 1, 1999. Actual PPA availability was 99.3% for the first six months of 2001, 98.5% for the year 2000 and 99.7% for the year 1999. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through June 30, the unit energy charge (fixed and variable) paid to MCV has declined by 16.0%, while the average unit variable cost of delivered fuel for the period 1990 - 2000, has risen by 15.9%. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel (contract prices generally escalate at a fixed price, a fixed price with an escalator, an index based on Consumers' energy charges under the PPA, or a combination thereof). MCV continues to purchase the majority of its natural gas requirements under long-term fixed-price contracts, with a smaller portion of gas purchased on the spot market. MCV has maintained a hedging program to mitigate risk associated with volatile prices in the spot market and has entered into gas purchase and hedging arrangements with respect to most of its expected gas needs for 2001 for requirements not provided for under its long-term contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices for 2001, although high gas prices for an extended period of time could adversely affect operating results.

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

In MCV's federal court challenge to the Restructuring Orders, on July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. In June 2001, the United States Court of Appeals ("Appellate Court") vacated the U.S. District Court's July 7, 1999 summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties' dispute is hypothetical at this point in time and the QFs' (including MCV) claims are premised on speculation about how an order might be interpreted seven years from now by a future MPSC. MCV has requested rehearing of the Appellate Court's order, which is subject to further appeal. MCV Management cannot, at this time, predict the impact or outcome of this proceeding.

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

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 2000, MCV achieved an Efficiency Percentage of 47.3% and a Thermal Percentage of 19.1%. During the first six months of 2001, MCV achieved an Efficiency Percentage of 47.0% and a Thermal Percentage of 22.4%.

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

Property Tax Appeal

MCV has filed property tax appeals contesting MCV's property taxes for 1997 and 1998 and the taxable value for 1999 and 2000, which are pending before the Michigan Tax Tribunal. MCV also appealed its 2001 property taxes. MCV Management cannot predict the outcome of these proceedings.

                    Item 6. Exhibits and Reports on Form 8-K


a.)  List of Exhibits

     10.01 Long Term Gas Agreement, dated April 12, 2001, between MCV and Engage Energy America, LLC.

b.)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MIDLAND COGENERATION VENTURE
                                               LIMITED PARTNERSHIP
                                          --------------------------------------
                                                  (Registrant)




Dated:  August 8, 2001                   /s/ James M. Kevra
        -----------------                ---------------------------------------
                                                     James M. Kevra
                                           President and Chief Executive Officer




Dated:  August 8, 2001                   /s/ James M. Rajewski
        -----------------                ---------------------------------------
                                                    James M. Rajewski
                                             Vice President and Controller
                                                  (Principal Accounting Officer)