Form 10-Q
period 2001-09-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2001-11-13
CIK 869905

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    --------------------


Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                        38-2726166
---------------------------------                    -----------------------
  State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


   100 PROGRESS PLACE, MIDLAND, MICHIGAN                     48640
-------------------------------------------          ----------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (989) 839-6000
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
                                 (In Thousands)


                                                                                    September 30,
                                                                                        2001              December 31,
ASSETS                                                                               (Unaudited)              2000
------                                                                             ----------------      --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $       83,168        $    205,550
   Restricted cash and cash equivalents                                                       772                 748
   Accounts and notes receivable - related parties                                        107,901             109,181
   Accounts receivable                                                                     15,910              75,216
   Gas inventory                                                                           21,731              14,474
   Unamortized property taxes                                                              22,655              16,210
   Prepaid expenses and other                                                              35,503               7,785
                                                                                   ----------------      --------------
     Total current assets                                                                 287,640             429,164
                                                                                   ----------------      --------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                        2,437,891           2,433,798
   Pipeline                                                                                21,396              21,222
                                                                                   ----------------      --------------
     Total property, plant and equipment                                                2,459,287           2,455,020

   Accumulated depreciation                                                              (835,758)           (783,974)
                                                                                   ----------------      --------------
     Net property, plant and equipment                                                  1,623,529           1,671,046
                                                                                   ----------------      --------------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                                      141,054             139,876
   Deferred financing costs, net of accumulated amortization of
        $14,057 and $12,804, respectively                                                  10,908              12,161
   Prepaid gas costs, materials and supplies                                               21,207              22,709
                                                                                   ----------------      --------------
     Total other assets                                                                   173,169             174,746
                                                                                   ----------------      --------------

TOTAL ASSETS                                                                       $    2,084,338        $  2,274,956
                                                                                   ================      ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                        $       81,377        $     93,010
   Interest payable                                                                        29,855              67,416
   Current portion of long-term debt                                                      186,173             155,632
                                                                                   ----------------      --------------
     Total current liabilities                                                            297,405             316,058
                                                                                   ----------------      --------------

NON-CURRENT LIABILITIES:
   Long-term debt                                                                       1,243,060           1,429,233
   Other                                                                                    2,096               1,927
                                                                                   ----------------      --------------
     Total non-current liabilities                                                      1,245,156           1,431,160
                                                                                   ----------------      --------------

CONTINGENCIES

TOTAL LIABILITIES                                                                       1,542,561           1,747,218
                                                                                   ----------------      --------------

PARTNERS' EQUITY                                                                          541,777             527,738
                                                                                   ----------------      --------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                             $    2,084,338        $  2,274,956
                                                                                   ================      ==============



   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)

                                                         Three Months Ended                       Nine Months Ended
                                                           September 30,                            September 30,
                                                    ----------------------------             ----------------------------
                                                       2001              2000                   2001             2000
                                                    -----------       ----------             -----------     ------------
OPERATING REVENUES:
   Capacity                                         $   106,072       $   106,093            $   307,847     $    309,185
   Electric                                              55,825            38,505                134,157          139,712
   Steam and other                                        3,661             3,451                 12,180           11,175
                                                    -----------       -----------            -----------     ------------

     Total operating revenues                           165,558           148,049                454,184          460,072
                                                    -----------       -----------            -----------     ------------
OPERATING EXPENSES:
   Fuel costs                                            78,546            57,662                203,124          192,469
   Depreciation                                          22,801            22,465                 69,425           71,354
   Operations                                             4,191             3,585                 12,002           11,397
   Maintenance                                            3,402             3,368                 10,453           10,047
   Property and single business taxes                     6,896             6,176                 19,920           19,117
   Administrative, selling and general                    9,270             2,249                 14,185            7,104
                                                    -----------       -----------            -----------     ------------

     Total operating expenses                           125,106            95,505                329,109          311,488
                                                    -----------       -----------            -----------     ------------

OPERATING INCOME                                         40,452            52,544                125,075          148,584
                                                    -----------       -----------            -----------     ------------
OTHER INCOME (EXPENSE):
   Interest and other income                              3,321             7,295                 14,001           18,680
   Interest expense                                     (30,307)          (35,715)               (95,356)        (112,564)
                                                    -----------       -----------            -----------     ------------

     Total other income (expense), net                  (26,986)          (28,420)               (81,355)         (93,884)
                                                    -----------       -----------            -----------     ------------
NET INCOME                                         $     13,466      $     24,124           $     43,720     $     54,700
                                                    ===========       ===========            ===========     ============



   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)

                                                                           Nine Months Ended
                                                                          September 30, 2001
                                                               ----------------------------------------
                                                                General        Limited
                                                                Partners       Partners         Total
                                                               ---------       --------       ---------

BALANCE, BEGINNING OF PERIOD                                   $ 448,100       $ 79,638       $ 527,738

Comprehensive income:

  Net income                                                      38,063          5,657          43,720

  Other comprehensive income:

     Cumulative effect of accounting change                       13,688          2,034          15,722

     Unrealized loss on hedging activities                       (39,864)        (5,924)        (45,788)

     Reclassification adjustments recognized
     in net income above                                             335             50             385
                                                               ---------       --------       ---------

     Total other comprehensive income                            (25,841)        (3,840)        (29,681)


Total comprehensive income                                        12,222          1,817          14,039
                                                               ---------       --------       ---------


BALANCE, END OF PERIOD                                         $ 460,322       $ 81,455       $ 541,777
                                                               =========       ========       =========



   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                    --------------------------------
                                                                                       2001                  2000
                                                                                    ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $   43,720            $   54,700

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                        70,678                72,282
   Decrease (increase) in accounts receivable                                           60,586               (20,394)
   Increase in gas inventory                                                            (7,257)               (2,894)
   Increase in unamortized property taxes                                               (6,445)               (6,358)
   (Increase) decrease in prepaid expenses and other                                   (27,718)                1,982
   Decrease in prepaid gas costs, materials and supplies                                 1,502                   335
   (Decrease) increase in accounts payable and accrued liabilities                     (41,314)               14,209
   Decrease in interest payable                                                        (37,561)              (42,512)
   Increase in other non-current liabilities                                               169                   156
                                                                                    ----------            ----------

     Net cash provided by operating activities                                          56,360                71,506
                                                                                    ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant and equipment                            (21,908)              (23,048)
                                                                                    ----------            ----------

     Net cash used in investing activities                                             (21,908)              (23,048)
                                                                                    ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                  (155,632)             (139,095)
   Debt refinancing costs                                                                 -                   (6,388)
   Maturity of restricted investment securities held-to-maturity                       457,220               248,338
   Purchase of restricted investment securities held-to-maturity                      (458,398)             (251,446)
                                                                                    ----------            ----------

     Net cash used in financing activities                                            (156,810)             (148,591)
                                                                                    ----------            ----------

NET DECEASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT                   (122,358)             (100,133)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING OF
   PERIOD                                                                              206,298               241,885
                                                                                    ----------            ----------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF PERIOD
                                                                                    $   83,940            $  141,752
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

    The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the nine months ended September 30, 2001, the Facility achieved a Thermal Percentage of 18.7% and a

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


    PURPA Efficiency Percentage of 46.8%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2001 and beyond.

    The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted. In addition, beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. For the nine months ended September 30, 2001, MCV estimates that this program resulted in net savings of approximately $8 million, a portion of which will be realized in reduced maintenance expenditures in future years. MCV anticipates continuing the use of this or similar programs to mitigate the impacts of high market gas prices.

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

    On July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. In June 2001, the United States Court of Appeals ("Appellate Court") vacated the U.S. District Court's July 7, 1999 summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties' dispute is hypothetical at this point in time and the QFs' (including MCV) claims are premised on speculation about how an order might be interpreted in the year 2007 or beyond by a future MPSC.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



(2) RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

    Fair Value of Financial Instruments

    The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of September 30, 2001 and December 31, 2000, have original maturity dates of less than one year. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

    New Accounting Standard

    Effective January 1, 2001, MCV adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June, 1998 and then amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133" (collectively referred to as "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    On June 27, 2001, the Financial Accounting Standards Board ("FASB") issued final guidance extending the normal purchase and sales exception to electric power purchase or sales agreements that meet specific criteria. MCV believes that its power supply agreements meet these criteria and as such, does not record the fair value of these contracts on its balance sheet. On September 19, 2001, the FASB cleared the implementation guidance regarding natural gas commodity contracts which combine an option component and a forward component. This guidance requires that either the entire contract is to be accounted for as a derivative or the components of the combined contract be legally separated into two discrete contracts. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception while the option contract would be treated as a derivative under SFAS No. 133. This guidance will become effective by April 1, 2002. As of September 30, 2001, approximately 53.4% of MCV's gas under contract may not qualify for the normal purchase and sales exception. MCV is currently studying and quantifying the initial and ongoing impact on earnings of adoption of this guidance, adoption of which is anticipated to cause earnings volatility.

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

    To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV maintains a foreign currency hedging program. Under this program, MCV periodically enters into forward purchase contracts for Swiss francs. Under SFAS No. 133, the forward foreign currency exchange contracts qualify as fair value hedges, because they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these forward contracts as well as the change in value of the firm commitment are to be recognized currently in earnings. Since the currency, notional amounts and maturity dates on the hedged transactions and forward contracts essentially match, the January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


    change and is expected to have an immaterial earnings impact on an ongoing basis. The final gains and losses on these transactions, accounted for as hedges, will be included in the measurement of the underlying capitalized major renewal costs when incurred. As of September 30, 2001, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, which as a hedge is considered highly effective and, therefore, there is no material gain or loss recognized during the period ended September 30, 2001. As of December 31, 2000, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with a deferred $.3 million gain recorded in current liabilities. These contracts were closed and settled in January 2001.

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

    Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in "Prepaid expenses and other", was $30.4 million and $3.8 million as of September 30, 2001 and December 31, 2000, respectively.

    Effective January 1, 2001, MCV's gains and losses on futures contracts qualifying as hedges are recorded as a component of other comprehensive income and will be offset by the corresponding underlying transaction and then included in operating expenses in the same period the natural gas is burned to operate the Facility. MCV's gains and losses on futures and options contracts that do not qualify as hedges are recognized currently in earnings with no offsetting physical gas purchase. This could cause increased earnings volatility when these contracts are adjusted to fair value in earnings with no offsetting transaction. Under the transition rules under SFAS No. 133, on January 1, 2001, the cumulative effect accounting gain related to the fair value of the derivative instruments held for cost mitigation activities and derivatives that do not qualify for hedge accounting, has been reflected in other comprehensive income based on previous hedging relationships. These futures and options totaled 1.9 bcf with a total fair value loss of $2.2 million. Fair value changes in these contracts were recognized currently in income and the amount reflected in other comprehensive income was reclassified to income when the original underlying transactions occurred during the first quarter of 2001. The January 1, 2001, adoption of SFAS No. 133 resulted in a total cumulative effect accounting gain, including cost mitigation activities, of $15.7 million, which was recognized in other comprehensive income. For the nine month period ended September 30, 2001, MCV has recognized in other comprehensive income, an unrealized $45.4 million decrease on the futures contracts which are hedges of forecasted purchases for plant use of market priced gas, resulting in a $29.7 million loss balance in other comprehensive income as of September 30, 2001. In addition, for the nine months ended September 30, 2001, MCV has recorded a net $2.4 million gain in earnings from hedging activities and cost mitigation activities.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    Interest Rate Swaps

    To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts. Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in "Prepaid expenses and other", was approximately $30,000 and $.4 million as of September 30, 2001 and December 31, 2000.

    The January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change gain recognized in other comprehensive income and is expected to have an immaterial earnings impact on an ongoing basis. As of September 30, 2001, MCV did not have any interest rate swap transactions outstanding which qualified for cash flow hedge accounting, while for the year ended December 31, 2000, MCV had a net loss of approximately $.1 million recorded in Prepaid expenses and other.

    MCV has one interest rate swap, with a notional amount of $20 million and a period of performance that extends until December 1, 2002, which does not qualify as a hedge under SFAS No. 133. The gains and losses on this swap are recorded currently in earnings. For the nine months ended September 30, 2001, MCV recorded a $.9 million gain in earnings.


(3) RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-MATURITY

    Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):

                                                                           September 30,        December 31,
                                                                               2001                2000
                                                                           -------------        ------------
    Current:
    Funds restricted for plant modifications                               $         772        $        748
                                                                           =============        ============

    Non-current:
    Funds restricted for rental payments pursuant to the Overall
         Lease Transaction                                                 $     138,958        $    137,942

    Funds restricted for management non-qualified plans                            2,096               1,934
                                                                           -------------        ------------

    Total                                                                  $     141,054        $    139,876
                                                                           =============        ============


(4) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                                           September 30,        December 31,
                                                                                2001               2000
                                                                           -------------        ------------
    Accounts payable
     Related parties                                                       $      14,891        $     18,144
     Trade creditors                                                              28,025              41,601
    Property and single business taxes                                            12,489              13,560
    Other                                                                         25,972              19,705
                                                                           -------------        ------------

    Total                                                                  $      81,377        $     93,010
                                                                           =============        ============

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



(5) LONG-TERM DEBT


     Long-term debt consists of the following as of (in thousands):        September 30,        December 31,
                                                                               2001                2000
                                                                           -------------        ------------
     Financing obligation, maturing through 2015, payable in
     semi-annual installments of principal and interest, secured by
     property, plant and equipment                                         $   1,429,233        $  1,584,865

     Less current portion                                                       (186,173)           (155,632)
                                                                           -------------        ------------

     Total long-term debt                                                  $   1,243,060        $  1,429,233
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

    The financing obligation utilizes the effective interest rate method, which is based on the minimum lease payments required through the end of the basic lease term of 2015 and management's estimate of additional anticipated obligations after the end of the basic lease term. The effective interest rate during the remainder of the basic lease term is approximately 9.4%.

    Interest and fees incurred related to long-term debt arrangements during the nine months ended September 30, 2001 and September 30, 2000 were $94.1 million and $108.6 million, respectively. In addition, in June 2000, MCV expensed approximately $2.8 million of costs associated with MCV's refinancing of its tax-exempt bonds. Interest and fees paid for the nine months ended September 30, 2001 and September 30, 2000 were $131.7 million and $151.2 million, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(7) PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

    The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at September 30, 2001, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of September 30, 2001 and 2000, and for each of the nine month periods ended September 30 (in thousands).


Beneficial Owner, Equity Partner, Type    Equity
of Partner and Nature of Related Party    Interest   Interest   Transactions and Agreements                       2001        2000
--------------------------------------    --------   --------   ---------------------------                     --------   ---------
CMS Energy Company
------------------
CMS Midland, Inc.                         $ 265,470     49.0%   Power purchase agreements                       $403,259   $428,185
                                          =========   ======    Purchases under gas transportation agreements     18,071     17,533
 General Partner; wholly-owned                                  Purchases under spot gas agreements                1,136      3,516
 subsidiary of Consumers Energy                                 Purchases under gas supply agreements              7,054      9,137
 Company                                                        Gas storage agreement                              1,922      1,922
                                                                Land lease/easement agreements                       450        450
                                                                Accounts receivable                               48,919     44,596
                                                                Accounts payable                                   8,053      9,044
                                                                Sales under spot gas agreements                    3,891      6,085


El Paso Corporation                       $  92,786     18.1%
-------------------
Source Midland Limited Partnership                              Purchase under gas transportation agreements      10,300     10,206
("SMLP") General Partner; owned by                              Purchases under spot gas agreement                41,828      4,520
subsidiaries of El Paso Corporation(1)                          Purchases under gas supply agreement               3,795      3,664
                                                                Gas agency agreement                               1,601      1,682
                                                                Deferred reservation charges under gas
                                                                purchase agreement                                 7,880      6,895
                                                                Accounts receivable                                  --       2,985
                                                                Accounts payable                                   5,937      3,396
                                                                Sales under spot gas agreements                   28,183      5,490
                                                                Partner cash withdrawal (including accrued
                                                                interest)(2)                                      55,989     50,144

El Paso Midland, Inc. ("El Paso
Midland")                                    55,671     10.9    See related party activity listed under SMLP.
  (formerly known as Coastal Midland,
  Inc.)
  General Partner; wholly-owned
  subsidiary of El Paso Corporation(1)

MEI Limited Partnership ("MEI")                                 See related party activity listed under SMLP.
  A General and Limited Partner;
  50% interest owned by El Paso Midland,
  Inc. and 50% interest owned by
  SMLP (1)
    General Partnership Interest             46,395      9.1
    Limited Partnership Interest              4,638       .9

Micogen Limited Partnership                  23,196      4.5    See related party activity listed under SMLP.
  ("MLP") Limited Partner, owned
  subsidiaries of El Paso Corporation(1)
                                          ---------   ------

     Total El Paso Corporation            $ 222,686     43.5%
                                          =========   ======


The Dow Chemical Company
------------------------
The Dow Chemical Company                  $  53,620      7.5%   Steam and electric power agreement                25,358     22,909
                                          =========   ======
 Limited Partner                                                Steam purchase agreement - Dow Corning Corp
                                                                (affiliate)                                        2,738      2,626
                                                                Purchases under demineralized water supply
                                                                agreement                                          5,094      5,033
                                                                Accounts receivable                                2,986      2,795
                                                                Accounts payable                                     901        502
                                                                Standby and backup fees                              520        502

Alanna Corporation
------------------
Alanna Corporation                        $   1 (3)   .00001%   Note receivable                                        1          1
                                          =========   ======
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation


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

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):


                                                             Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                        -----------------------------    -----------------------------
                                                            2001            2000             2001            2000
                                                        -------------    ------------    -------------    ------------
Operating Revenues                                       $   165,558      $  148,049      $   454,184      $  460,072

Capacity Revenue                                         $   106,072      $  106,093      $   307,847      $  309,185
PPA Contract Capacity (MW)                                     1,240           1,240            1,240           1,240
Billed PPA Availability(1)                                      98.5%           98.5%            98.5%           98.5%

Electric Revenue                                         $    55,825      $   38,505      $   134,157      $  139,712
PPA Delivery as a Percentage of Contract Capacity(2)            89.5%           56.3%            71.9%           76.3%
PPA, SEPA and Other Electric Deliveries (MWh)              2,698,006       1,738,464        6,375,311       6,765,745
Average PPA Variable Energy Rate ($/MWh)                 $     15.62      $    15.66      $     15.58      $    15.69
Average PPA Fixed Energy Rate ($/MWh)                    $      3.80      $     3.59      $      3.73      $     3.56

Steam Revenue                                            $     3,661      $    3,451      $    12,180      $   11,175
Steam Deliveries (Mlbs)                                    1,200,810       1,245,330        4,242,250       4,327,250


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

Comparison of the Three Months ended September 30, 2001 and 2000

Overview
For the third quarter of 2001, MCV recorded net income of $13.5 million as compared to net income of $24.1 million for the third quarter of 2000. The decrease for the third quarter of 2001 compared to 2000 is primarily due to expensed development costs associated with a possible plant expansion, an increase in the electric dispatch and lower interest income. This decrease was partially offset by lower interest expense on MCV's financing obligation.

Operating Revenues
For the third quarter of 2001, MCV's operating revenues increased $17.5 million from the third quarter of 2000. This increase is due primarily to a higher electric dispatch under the PPA with Consumers.

Operating Expenses
For the third quarter of 2001, MCV's operating expenses were $125.1 million, which includes $78.5 million of fuel costs. During this period, MCV purchased approximately 25.5 billion cubic feet ("bcf") of natural gas, and a net 1.9 bcf was injected into storage and used for transportation fuel. The average commodity cost of fuel for the third quarter of 2001 was $2.85 per million British thermal units ("MMBtu"). For the third quarter of 2000, MCV's operating expenses were $95.5 million, which includes $57.7 million of fuel costs. During this period, MCV purchased approximately 18.1 bcf of natural gas, and a net 2.2 bcf was injected into storage and used for transportation fuel. The average commodity cost of fuel for the third quarter of 2000 was $2.92 per MMBtu. Fuel costs for the third quarter of 2001 compared to 2000 increased by $20.8 million. This fuel cost increase was due primarily to a higher gas usage resulting from the increase in the electric dispatch due to a lower volume of dispatch reduction transactions entered into with Consumers.

For the third quarter of 2001, operating expenses other than fuel costs increased $8.8 million from the third quarter of 2000, primarily resulting from expensing approximately $6.8 million of development costs associated with a possible plant expansion. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)
The decrease in interest and other income in the third quarter of 2001 compared to 2000 reflects lower interest rates on MCV's investments and a lower average invested balance. The decrease in interest expense in the third quarter of 2001 from the third quarter of 2000 is due to a lower principal balance on MCV's financing obligation.

Comparison of the Nine Months ended September 30, 2001 and 2000

Overview
For the first nine months of 2001, MCV recorded net income of $43.7 million as compared to net income of $54.7 million for the first nine months of 2000. The earnings decrease for the first nine months of 2001 compared to 2000 was primarily due to increased fuel costs resulting from higher natural gas prices and lower interest income. In addition, MCV expensed development costs associated with a possible plant expansion. The earnings decrease was partially offset by lower interest expense on MCV's financing arrangements and by the net effect of a lower dispatch under the PPA between MCV and Consumers.

Operating Revenues
For the first nine months of 2001, MCV's operating revenues decreased $5.9 million from the first nine months of 2000. This decrease is due primarily to a lower electric dispatch. Also contributing to this decrease was lower capacity payments under the PPA with Consumers due to fewer billing days in 2001 and partially offset by an increase in the steam revenues resulting from an increase in the steam rates.

Operating Expenses
For the first nine months of 2001, MCV's operating expenses were $329.1 million, which includes $203.1 million of fuel costs. During this period, MCV purchased approximately 61.7 bcf of natural gas, and a net 4.2 bcf was injected into storage and used for transportation fuel. The average commodity cost of fuel for the first nine months of 2001 was $2.94 per MMBtu. For the first nine months of 2000, MCV's operating expenses were $311.5 million, which includes $192.5 million of fuel costs. During this period, MCV purchased approximately 63.1 bcf of natural gas, and a net 2.9 bcf was injected into storage and used for transportation fuel. During this same period, MCV consumed 61.0 bcf, of which .8 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first nine months of 2000 was $2.72 per MMBtu. Fuel costs for the first nine months of 2001 compared to 2000 decreased by $10.7 million. This fuel cost decrease was due primarily to a lower gas usage resulting from the decrease in electric dispatch caused primarily by the dispatch reduction transactions entered into with Consumers and the disposition of natural gas previously hedged or purchased under contract but not required for electric generation. This fuel usage decrease was partially offset by a higher average cost of natural gas under long-term contracts and in the spot market.

For the first nine months of 2001, operating expenses other than fuel costs increased $6.9 million as compared to the first nine months of 2000, which primarily resulted from expensing approximately $6.8 million of development costs associated with a possible plant expansion. This increase was partially offset by a revision of the useful lives of the gas turbine generator equipment and changes to the amortization of payments under the amended Service Agreement. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)
The decrease in interest and other income for the first nine months of 2001 compared to 2000 reflects lower interest rates on MCV's investments and a lower average invested balance. The decrease in interest expense in the first nine months of 2001 from the first nine months of 2000 is due to a lower principal balance on MCV's financing obligation.

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

Interest Rate Risks. In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements ("Overall Lease Transaction") with a lessor group, related to substantially all of MCV's fixed assets. In accordance with SFAS No. 98, "Accounting For Leases," the sale and leaseback transaction has been accounted for as a financing arrangement. Under the terms of the Overall Lease Transaction, MCV sold undivided interests in all of the fixed assets of the Facility for approximately $2.3 billion, to the Owner Trusts established for the benefit of the Owner Participants. The financing arrangement, entered into for a basic term of 25 years, maturing in 2015, has an effective interest rate of approximately 9.4%, payable in semi-annual installments of principal and interest. Due to the unique nature of the negotiated financing obligation it is impractical to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting this financing obligation.

In addition, to manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of September 30, 2001, have original maturity dates of less than one year.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at September 30, 2001:

                                                     Expected Maturity In
                              -----------------------------------------------------------------------
                                                                                                         Fair
                               2002      2003      2004      2005      2006     Thereafter    Total      Value
                              ------    ------    ------    ------    ------    ----------   --------    -----
Debt:
Long-Term Debt Fixed
Rate (in millions)            $304.1    $208.9    $242.8    $174.4    $156.0    $1,190.90    $2,277.1      N/A
     Avg. Interest Rate         9.4%      9.4%      9.4%      9.4%      9.4%         9.4%        9.4%


Interest Rate Swaps:
Floating to Floating           $20.0                                                                     $  .5
   (in millions)
     Avg. Pay Rate             3.03%
     Avg. Receive Rate         4.58%


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

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from two to twelve months. The table presents the carrying amounts and fair values at September 30, 2001:


                                                             Expected Maturity in 2001/2002             Fair Value
Futures Contracts:

Contract Volumes (10,000 MMBtu) Long/Buy                                   1,907                               --
Contract Volumes (10,000 MMBtu) Short/Sold                                   216                               --
Weighted Average Price Long (per MMBtu)                                   $4.135                           $2.774
Weighted Average Price Short (per MMBtu)                                  $3.925                           $2.657
Contract Amount ($US in Millions)                                          $70.4                            $47.2



Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with Alstom. The gains and losses on these transactions, accounted for as hedges, are included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts, which are entered into have maturity dates of less than one year. As of September 30, 2001, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with a deferred $.6 million gain.

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

Liquidity and Financial Resources

During the nine months ended September 30, 2001 and 2000, net cash generated by MCV's operations was $56.4 million and $71.5 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next fourteen years. During 2001, and 2000, MCV paid the basic rent requirements of $287.1 million and $288.6 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. At September 30, 2001, the borrowing base was $46.5 million. The Working Capital Facility term currently expires on August 31, 2002. MCV did not utilize the Working Capital Facility during the first nine months of 2001, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses, payments under the amended Service Agreement and rental payments primarily through cash flow from operations. If necessary, MCV could fund any operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of September 30, 2001, there was approximately $262 million (which includes approximately $12 million reserved for capital improvements and spare parts purchases), including accrued interest, in available reserves for such purposes.

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

Operating Outlook. During the first nine months of 2001, approximately 72% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a Settlement Agreement between MCV and Consumers, which was effective January 1, 1999. Actual PPA availability was 99.4% for the first nine months of 2001, 98.5% for the year 2000 and 99.7% for the year 1999. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period April 1990 through September 30, 2001 the unit energy charge (fixed and variable) paid to MCV has declined by 16.5%, while the average unit variable cost of delivered fuel for the period 1990 - 2000, has risen by 15.9%. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel (contract prices generally escalate at a fixed price, a fixed price with an escalator, an index based on Consumers' energy charges under the PPA, or a combination thereof). MCV continues to purchase the majority of its natural gas requirements under long-term fixed-price contracts, with a smaller portion of gas purchased on the spot market. MCV has maintained a hedging program to mitigate risk associated with volatile prices in the spot market and has entered into gas purchase and hedging arrangements with respect to most of its expected gas needs for 2001 for requirements not provided for under its long-term contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices for 2001, although high gas prices for an extended period of time could adversely affect operating results.

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

In MCV's federal court challenge to the Restructuring Orders, on July 7, 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. In June 2001, the United States Court of Appeals ("Appellate Court") vacated the U.S. District Court's July 7, 1999 summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties' dispute is hypothetical at this point in time and the QFs' (including MCV) claims are premised on speculation about how an order might be interpreted in the year 2007 or beyond by a future MPSC.

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

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 2000, MCV achieved an Efficiency Percentage of 47.3% and a Thermal Percentage of 19.1%. During the first nine months of 2001, MCV achieved an Efficiency Percentage of 46.8% and a Thermal Percentage of 18.7%.

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

    None

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




                                        MIDLAND COGENERATION VENTURE
                                              LIMITED PARTNERSHIP
                                  -------------------------------------------
                                                 (Registrant)




Dated:  November 12, 2001         /s/ James M. Kevra
        -----------------         -------------------------------------------
                                            James M. Kevra
                                    President and Chief Executive Officer




Dated:  November 12, 2001         /s/ James M. Rajewski
        -----------------         -------------------------------------------
                                          James M. Rajewski
                                     Vice President and Controller
                                          (Principal Accounting Officer)