Form 10-K405
period 2001-12-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2002-03-25
CIK 869905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                             38-2726166
----------------------------------------                     -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 100 PROGRESS PLACE, MIDLAND, MICHIGAN                              48640
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code             (989) 839-6000
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:

      NONE

Securities registered pursuant to Section 12(g) of the Act:

      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I                                                                                    Page
------                                                                                    ----
Item 1.  Business......................................................................     1
         A.  General...................................................................     1
         B.  The Partners..............................................................     1
         C.  The Facility..............................................................     2
         D.  Major Issues Facing MCV...................................................     2
         E.  Contracts.................................................................     3
         F.  Employees.................................................................    11
         G.  Regulation................................................................    11
         H.  Environmental Matters.....................................................    15
         I.  Overall Lease Transaction.................................................    16

Item 2.  Properties....................................................................    19

Item 3.  Legal Proceedings.............................................................    20

Item 4.  Submission of Matters to a Vote of Security Holders...........................    20

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........    21

Item 6.  Selected Financial Data.......................................................    21

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations...............................................................    21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk....................    29

Item 8.  Financial Statements and Supplementary Data...................................    31

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial
           Reporting Matters...........................................................    31

PART III

Item 10. Directors and Executive Officers of the Registrant............................    32

Item 11. Executive Compensation........................................................    34

Item 12. Security Ownership of Certain Beneficial Owners and Management................    37

Item 13. Certain Relationships and Related Transactions................................    37

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    38

                                     PART I

Item 1. BUSINESS

A.    General

      In January 1987, Midland Cogeneration Venture Limited Partnership ("MCV") was formed as a limited partnership to convert a portion of an uncompleted Consumers Energy Company ("Consumers") nuclear power plant into a natural gas-fired, combined-cycle, cogeneration facility located in Midland County, Michigan (the "Facility"). The Facility commenced commercial operation in 1990 (the "Commercial Operation Date") and is capable of generating approximately 1,500 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. The Facility is dependent upon natural gas for its fuel supply.

      The Facility is a cogeneration facility, meaning that it sequentially produces electricity and useful thermal energy through an integrated system using a single fuel source. The Facility has been certified by the Federal Energy Regulatory Commission ("FERC") as a qualifying cogeneration facility ("QF") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). As a QF, the Facility is exempt from various provisions of the Federal Power Act, as amended (the "FPA"), the Public Utility Holding Company Act of 1935, as amended (the "1935 Act"), certain state laws regarding rate, financial and organizational regulation, and is entitled to sell electric capacity and related energy to a public utility (such as Consumers) at such utility's incremental cost of alternative electric energy, otherwise known as "avoided cost." A utility's "incremental cost of alternative electric energy" means, with respect to electric energy purchased from a QF, the cost to the electric utility of the electric energy (determined, at the option of the QF, at either the time of delivery or at the time the obligation is incurred) which, but for the purchase from such QF, such utility would generate or purchase from another source.

      MCV has entered into three principal energy sales agreements. The first is a Power Purchase Agreement (the "PPA"), providing for the sale to Consumers of electric capacity and related energy from the Facility for a term of 35 years commencing on the Commercial Operation Date. Under the terms of the PPA, MCV will supply up to 1240 MW of electric capacity and related energy to Consumers for resale to its customers. The second is a Steam and Electric Power Agreement (the "SEPA"), providing for the sale to The Dow Chemical Company ("Dow") of steam and electricity produced by the Facility for terms of 25 years and 15 years, respectively, commencing on the Commercial Operation Date. The third is a Steam Purchase Agreement (the "SPA") effective in 1996, providing for the sale of steam produced by the Facility to Dow Corning Corporation ("DCC") for a term of 15 years. From time to time, MCV enters into other sales agreements for the sale of excess capacity and/or energy available above MCV's internal use and obligations MCV has to Consumers, Dow and DCC.

B.    The Partners

      The current general partners of MCV are CMS Midland, Inc. ("CMS Midland"), a wholly-owned subsidiary of Consumers, El Paso Midland, Inc., formerly known as Coastal Midland, Inc. ("El Paso Midland"), Source Midland Limited Partnership ("SMLP") and MEI Limited Partnership ("MEI"), which is a general and limited partner, all of which are wholly-owned subsidiaries of El Paso Corporation ("El Paso"). MCV's other limited partners are Dow, Micogen Limited Partnership ("Micogen"), owned by subsidiaries of El Paso, and Alanna Corporation ("Alanna"), a wholly-owned subsidiary of Alanna Holdings Corporation ("Alanna Holding"). The capital stock of Alanna Holding is owned by Dow, CMS Energy Corporation ("CMS Energy"), an affiliate of Consumers, and El Paso CNG Company, an affiliate of El Paso. On January 29, 2001, El Paso announced that it had completed its merger with The Coastal Corporation ("Coastal"). Coastal is the parent company of El Paso Midland, SMLP, Micogen and, through SMLP, MEI. After the merger, Coastal became a wholly-owned subsidiary of El Paso and has changed its name to El Paso CGP Company. The general partners and limited partners of MCV are referred to herein as the "Partners." The ownership interests of the Partners are shown in "Security Ownership of Certain Beneficial Owners and Management."

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

      The Facility was originally designed to have a net electrical generating capacity of approximately 1370 MW and to produce approximately 1.5 million pounds per hour of process steam under design ambient conditions. Electricity is produced by the 12 GTGs, and the steam is produced by the 12 HRSGs using the heat from the GTG exhaust. The Unit 1 Steam Turbine is designed to produce electricity using the steam generated by the HRSGs and process steam that is provided to Dow and DCC. Subsequent improvements to the Facility have increased the net electrical generating capacity to approximately 1500 MW. MCV purchases demineralized water from Dow. Electricity is sold by MCV to Consumers and other parties through an interconnect and to Dow through dedicated transmission lines.

D.    Major Issues Facing MCV

      MCV faces several major issues crucial to its future success. These issues, briefly summarized here, are discussed more fully in the sections cross referenced below:

      Electric Industry Restructuring. At both the state and federal level, efforts continue to restructure the electric industry. In 1997 and 1998, the Michigan Public Service Commission ("MPSC") entered a series of orders, now final, permitting customers to choose their power provider over a four-year phase-in period which started in 1999 ("Restructuring Orders") (these orders are further described in "Regulation - Michigan Electric Industry Restructuring Proceedings"). In addition, Michigan enacted restructuring legislation in June 2000. Proposed restructuring legislation also exists at the federal level. One significant issue to MCV is the possible future regulatory denial of stranded cost recovery by Consumers of above-market PPA costs. Over 90% of MCV's revenues come from sales pursuant to the PPA. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying stranded cost recovery of above-market PPA costs, MCV's cash flows may be negatively impacted, especially in the period after 2007. (See "Regulation - Michigan Electric Industry Restructuring Proceedings and Federal Electric Industry Restructuring", Managements Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Outlook - Michigan Electric

      Industry Restructuring Proceedings and Federal Electric Industry Restructuring", and Notes to Consolidated Financial Statements, Note 1, "The Partnership and Associated Risks".)

      Energy Rate and Cost of Production. Since January 1992, MCV has experienced an overall reduction in the energy charges it is paid for electricity under the PPA, primarily due to declining coal costs at Consumers' generating plants. In addition, MCV's costs associated with production of electricity have continued to rise. These circumstances have negatively affected MCV's cash flow. While MCV has the majority of its expected natural gas needs under contract for the next several years, sustained periods of high market gas prices, such as the prices experienced in 2000 and the first half of 2001, could adversely affect MCV's financial health. (See "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges", "Overall Lease Transaction", and MD&A -- Liquidity and Financial Resources" and "Contracts - Gas Supply Agreements".)

E.    Contracts

      MCV's material operating contracts include the PPA, which provides for the sale to Consumers of electric capacity and related energy; the SEPA, which provides for the sale of steam and electricity to Dow; the SPA, which provides for the sale of steam to DCC; gas supply, storage and transportation contracts with a number of companies; an agreement covering gas turbine inspection services and spare parts with Alstom Power Inc. ("Alstom"); and an agreement covering steam turbine inspection services and parts with General Electric Company ("GE"). MCV's interests in all the foregoing contracts, except the SPA, have been assigned to the Owner Trustees, which in turn subassigned such contracts to MCV and granted a security interest in such contracts to the Note Trustees. (See "Overall Lease Transaction.") The following is intended to summarize briefly certain provisions of such contracts and is qualified in its entirety by reference thereto.

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

                                                                  Maximum Possible
               Consecutive Months That                             Reduction in
                 MCV Fails to Provide                             Capacity Charge
             Adequate Continuing Assurance                           (cents/kWh)
             -----------------------------                        ---------------
                    1-12......................................         .1885
                    13-24.....................................         .5655
                    25-36.....................................        1.5080
                    37 and thereafter.........................        2.6390

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

      Consumers schedules all deliveries of electricity from the Facility to its system and is obligated to do so in a manner consistent with the safe and prudent operation of the Facility. Consumers currently dispatches the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources. Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate electricity.

      MCV anticipates using the same or similar transactions in the future to mitigate the impact of high market gas prices, if circumstances warrant such use.

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

      MCV is obligated to have the Facility inspected at least once each year by a consulting engineer selected by it from a list of engineering firms approved by Consumers. The annual inspection includes, at a minimum, all equipment, structures, operating procedures and maintenance practices necessary for the generation and delivery of energy to Consumers. Upon completion of an annual inspection, the consulting engineer must promptly issue a written report. Any recommendations in this report regarding equipment, structure and maintenance practices, which have been approved by MCV's management, must be implemented within a specified period of time. In its April 2001 report, Cummins & Barnard, Inc., the consulting engineer, found no specific issues that MCV should take under advisement or act upon. With regard to the most recent inspection, MCV expects to receive the report by the end of April 2002 and does not anticipate any substantial problems.

      In 1997, Consumers informed MCV of several potential payment issues it would pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues related to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it did not believe that MCV could use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers had also indicated that they would take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs (collectively the "Disputed Issues"). MCV and Consumers have addressed all of the Disputed Issues in an agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all of the Disputed Issues and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA irrespective of any MPSC decision which may affect those issues or payments. As part of the Settlement Agreement, MCV agreed with Consumers to cap PPA availability at 98.5% in each calendar year until such time as Consumers transfers capacity and associated energy under the PPA in the wholesale market for an extended period of time. The Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

      MCV currently delivers its electric power to purchasers through transmission lines owned and operated by Michigan Electric Transmission Company ("METC"), a wholly owned subsidiary of Consumers, pursuant to the Facilities Agreement. The Facilities Agreement, between MCV and Consumers, provides for transmission service of excess capacity and energy available at the Facility. In 1999, the FERC issued an order that encouraged utilities like Consumers to either transfer operating control of their transmission facilities to a regional transmission operator or sell their transmission facilities to an independent company. In addition, in June 2000, the Michigan legislature passed Michigan's Customer Choice Act ("MCCA"), which requires utilities to transfer the operating authority of their transmission facilities to an independent company. In October 2001, Consumers executed an agreement to sell METC to a subsidiary of Trans-Elect, Inc. ("Trans-Elect"), an unrelated third-party company. Regulatory approvals and operational transfer are expected to take place in the second quarter of 2002. The sale of the METC transmission facilities to Trans-Elect does not change, in any respect, the contractual relationship and obligations of Consumers under the Facilities

      Agreement. MCV expects that Trans-Elect will serve as Consumers' agent to perform Consumers obligations under the Facilities Agreement.

      Steam and Electric Power Agreement; Related Dow Agreements

      SEPA. Pursuant to the SEPA, Dow has agreed to purchase steam from the Facility for an initial term of 25 years from the Commercial Operation Date and to purchase electricity from the Facility for 15 years (any electricity to be purchased thereafter at Dow's option, although MCV remains obligated to make certain amounts of electricity available for an additional 10 years). The SEPA is subject to automatic extensions for up to 10 additional years after its 25-year term in the absence of a three-year notice of termination from either party.

      In any year, MCV is not obligated to deliver more than 691,900 pounds of steam per hour and 60 MW of electricity on an annual average basis except as Dow may increase its entitlement as discussed below. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect). However, Dow's obligation with respect to minimum annual steam purchases is an average of 440,000 pounds per hour (less amounts supplied by certain standby facilities owned by Dow and less 50% of amounts purchased by any other steam customers of MCV) and is binding only for the initial 25-year term of the SEPA. During 2001, MCV sold an average of 530,890 pounds of steam and 60 MW of electricity per hour to Dow.

      Dow may increase its steam or electricity entitlement to 110% of the steam or electricity delivered in the previous 12-month period, plus any steam or electricity required by any addition to or modification of the Dow plant, provided that any increase above an annual average of 1,000,000 pounds of steam per hour or 75 MW of electricity requires MCV's consent. MCV, however, may be required, on an instantaneous basis, to deliver steam at a rate of up to 135% of the maximum annual average hourly quantity of steam or to deliver power at a rate up to 20 MW greater than the applicable annual average. In 1997, Dow increased its electric entitlement to 67.75 MW/hr; no such increase has since been requested. In 1994, MCV and Dow amended the SEPA to provide that Dow would install a steam line to the Dow Corporate Center to deliver MCV-generated steam for heating and air conditioning purposes.

      Under the SEPA, there is a base charge for steam and electricity which is subject to adjustment each quarter based on changes in MCV's fuel costs, producer price for capital equipment and certain compensation per hour indices. Dow also has the option under the SEPA and subsequent amendments, to provide the gas necessary to generate Dow's take of steam and electricity ("toll"). Under the provisions of the SEPA, Dow receives a billing credit of 5/8 of its steam and electric charges in exchange for Dow purchasing the gas for MCV.

      In order to assure reliable steam for the Dow plant, Dow owns and maintains standby facilities, which are not part of the Facility (the "Standby Facilities"). The SEPA amendment also provided that Dow would retire certain of the Standby Facilities located on the MCV site and reduce the annual standby fees payable to Dow to $350,000 per year in 1998 and thereafter. This fee is subject to the same indexing adjustments each quarter as the base steam charge. In addition, the fee charged by Dow for each use of the Standby Facilities, necessitated when MCV fails to deliver steam under the SEPA is $150,000.

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

      Gas Supply Arrangements

      MCV has a portfolio of long term natural gas purchase contracts (contracts that provide for gas purchases for a term of greater than one year), having remaining terms of 1 to 11 years, with U.S. and Canadian suppliers for an annual average maximum supply of natural gas for 2002 of 197,525 MMBtu/day. As of January 1, 2002, no single gas contract accounts for more than 16.4% of MCV's portfolio, though, El Paso and its subsidiaries now account for 37.5% of MCV's portfolio. Gas contracts with U.S. suppliers provide for a 2002 annual average purchase of 118,288 MMBtu/day , while gas contracts with Canadian suppliers provide for the purchase of 79,237 MMBtu/day. In addition to purchasing natural gas under long term contracts, MCV also purchases gas under short term ("spot") agreements for a term of less than one year. During 2001, MCV's gas purchases were supplied 76% from long term gas contracts and 24% from spot gas contracts.

                             MCV Gas Under Contract
                          Annual Average For Each Year
                       Maximum Daily Quantity (MMBtu/Day)

              YEAR                FIXED PRICE           INDEXED PRICE         FLOATING PRICE           TOTAL
              ----                -----------           -------------         --------------           -----
              2002                    59,663                117,680                20,182              197,525
              2003                    75,863                117,298                20,000              213,161
              2004                    80,000                108,908                24,500              213,408
              2005                    90,000                 59,209                47,836              197,045
              2006                    85,329                 56,047                56,345              197,721
              2007                    54,329                 14,019                64,597              132,945
              2008                    46,000                  5,367                46,000               97,367
              2009                    36,000                  5,245                44,329               85,574
              2010                    36,000                  5,144                34,329               75,473
              2011                    36,000                  4,265                26,000               66,265
              2012                    32,667                  3,671                21,667               58,005


      The pricing for the above contracted volumes are defined as follows:

      Fixed Price       Individual contracts utilize either a fixed price
                        through life of contract or a fixed price with fixed escalator.

      Indexed Price     Individual contracts utilize either a fixed price with
                        an escalator tied to the energy index based on Consumers
                        Energy Company's charges under the PPA or an amount based on a combination of a fixed with escalator and fixed with energy escalator.

      Floating Price    A price tied to the Henry Hub gas contract on the New
                        York Mercantile Exchange for the month gas is purchased.

      Current U.S. Long Term Gas Contracts. The U.S. long term gas contracts provide for either a "dedication of reserves" or a corporate "warranty of deliverability." Under a dedication of reserves, specific reserves are dedicated to fulfill the supplier's obligations and under a corporate warranty, reserves are not dedicated but generally MCV is indemnified for the cost of purchasing supplies elsewhere if the gas is not delivered as warranted.

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

      Current Canadian Long Term Gas Contracts. All Canadian long term gas contracts ("Canadian contracts") warrant the delivery of quantities requested by MCV up to the MDQ, subject to force majeure, and in one case, a 2% tolerance is allowed. Subject to MCV's obligation to mitigate, Canadian suppliers have agreed to indemnify MCV for the Facility's replacement gas costs, excluding indirect or consequential damages or loss of profit, for any breach of this supply warranty. One producer may be relieved of its supply warranty under certain circumstances if its ratio of remaining reserves to annual production is less than ten.

      Prices under most of the Canadian contracts are based on reference prices indexed to Consumers' energy charges under the PPA, subject in some instances to floor prices below which the reference price cannot fall, and are denominated in U.S. dollars. All the Canadian contracts provide for deliveries at the international border near Emerson, Manitoba.

      In addition to an amount per MMBtu based on the quantity of gas actually delivered (the "Commodity Charge"), under most of the Canadian contracts MCV pays each Canadian supplier a Demand Charge to cover the transportation demand charges incurred by the Canadian suppliers to have transportation capacity for the MDQ available to the U.S.-Canada border. To the extent that MCV takes less than 100% of the MDQ from its Canadian contracts, gas costs per unit taken by MCV increase because Demand Charges are being paid for the quantity of gas not being taken. Two contracts provide discounts to the Commodity Charge where monthly takes are in excess of 85% of MDQ.

      The Canadian contracts establish specific minimum annual takes (generally 75%). Generally, MCV is required to make deficiency payments to the Canadian suppliers equal to all or some percentage of the Commodity Charge multiplied by any deficiency. MCV has make-up rights in some circumstances under some of the Canadian contracts.

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

      Gas Transportation and Storage Arrangements

      The location of the Facility permits gas to be transported over a number of U.S. interstate pipelines. MCV has signed long-term transportation contracts with four of these pipelines: ANR Pipeline Company ("ANR"); CMS Panhandle Eastern Pipe Line Company ("Panhandle"); CMS Trunkline Gas Company ("Trunkline"); and Great Lakes Gas Transmission Company ("Great Lakes"). ANR and Great Lakes are affiliates of El Paso. CMS Energy, the parent company of Consumers, owns Panhandle and Trunkline. In addition, certain of the gas suppliers arrange with pipelines for the gathering and transportation of gas from their supply sources to the interconnection points with the major interstate pipelines with which MCV has contracts.

      MCV has also entered into long-term transportation arrangements with two connecting pipelines which link the Facility and its own pipeline to these interstate pipelines: Michigan Gas Storage Company (a subsidiary of Consumers) and Consumers. Consumers is in the process of combining the pipeline service operations of Michigan Gas Storage Company and Consumers. It is anticipated that within the next year MCV's service will be provided under a combined contract. No change in rates or service is expected under the consolidation of these service agreements. Michigan gas produced by suppliers is currently transported to Consumers' pipeline system by the supplier under contracts the suppliers have with MichCon Gathering Company (previously Michigan Consolidated Gas Company) ("MichCon"), on the MichCon pipeline system in northern Michigan. The remaining terms of MCV's agreements with the U.S. transporters range from less than 1 to 23 years. The transportation rates of ANR, Panhandle, Trunkline, Great Lakes and Michigan Gas Storage Company are subject to FERC regulation.

      The suppliers under the Canadian contracts are themselves responsible for arranging transportation within Canada, and are responsible for paying the transportation rates charged by the Canadian transporters, which are then, in most cases, reimbursed by MCV. All suppliers have been allocated firm transportation capacity on the relevant pipelines. Great Lakes transports Canadian gas from the U.S.-Canada border to Michigan.

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

      MCV and Alstom amended the Service Agreement effective December 31, 1993 under which Alstom provides hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections which are expected to be completed in 2002. In January 1998, MCV and Alstom amended the length of the amended Service Agreement to extend through the sixth series of major GTG inspections, which are expected to be completed by year-end 2008, for a lump sum fixed price covering the entire term of the amended Service Agreement of $266.5 million (in 1993 dollars, which is adjusted based on exchange rates and Swiss inflation indices), payable on the basis of operating hours as they occur over the same period. The amendment is severable and may be terminated separately from the existing Service Agreement.

      In addition, MCV also purchased from Alstom and installed 11NM GTG upgrade packages for all twelve of the gas turbine generators for a total of approximately $44.3 million. The upgrade packages on all twelve gas turbines have added to available capacity and significantly improved the efficiency of the Facility. Maintenance and spare parts for the upgrade packages are covered by the amended Service Agreement. If the amended Service Agreement is terminated, MCV must pay a cancellation payment of $15.0 million, which is reduced to $5.0 million upon completion of the fourth major inspection or July 1, 2003, whichever comes last. As part of this amended Service Agreement, MCV has purchased a spare GTG rotor to facilitate maintenance activities and improve reliability.

      Steam Turbine Service Agreement

      MCV has entered into a nine year Steam Turbine Maintenance Agreement with GE effective January 1, 1995, which is designed to improve unit reliability, increase availability and minimize unanticipated maintenance costs. MCV is to make monthly payments over the life of the contract totaling $13.0 million (in 1995 dollars).

      Gas Turbine Generator Compressor Blade Agreement

      MCV has entered into an agreement with MTS Machinery Tools & Services AG ("MTS"), effective January 18, 2002. Under this agreement MTS will design, manufacture and install new design compressor blades in MCV's twelve GTG's, which is expected to increase the overall electrical capacity and efficiency of each GTG. MCV has the right to terminate the agreement after the installation of the first set of new compressor blades. The cost of this project to upgrade all twelve GTG's, including the purchase of spare parts, is approximately $32.7 million, in 2001 dollars, payable based upon performance milestones. The first set of new compressor blades is expected to be installed by the third quarter of 2003, and if successful, the remaining eleven sets would be installed during the fifth series of major GTG inspections, which are expected to be completed by the third quarter of 2006.

F.    Employees

      As of February 28, 2002, MCV had 132 employees. Fifty-three of MCV's employees are members of the Utility Workers Union of America, AFL-CIO Local 564 (the "Union"), and are subject to the terms of a collective bargaining agreement between MCV and the Union. MCV and the Union signed a new agreement effective March 1, 1999. It is a five year contract with a wage reopener in each of the last two years. The Union has not exercised the first year wage reopener. MCV believes that its relationship with its employees is good.

G.    Regulation

      Introduction

      The Facility is not subject to most state and federal public utility laws and regulations. The following is a discussion of the principal regulatory proceedings and issues which could have an impact on the Facility.

      QF Certification

      In order to be a QF under PURPA and to maintain this status, not more than 50% of the "equity interest" in a facility may be owned by electric utilities or their affiliates. In addition, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input) of at least 45% (the "Efficiency Percentage"). However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the required

      Thermal and Efficiency Percentages. During 2001, the Facility achieved a Thermal Percentage of 18.3% and an Efficiency Percentage of 47.0%.

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

      In a 1993 order, (the "Settlement Order") the MPSC approved with modifications the Revised Settlement Proposal. Generally, the Settlement Order approved cost recovery of 915 MW of MCV capacity subject to certain "availability caps" associated with on-peak and off-peak periods of time each day and recovery of energy payments based on coal proxy prices (the formula in the PPA). However, instead of capacity and fixed energy payments being based on "availability" as provided in the PPA, the Settlement Order provided for recovery of such payments on an energy "delivered" basis. The MPSC did not order that the PPA be modified to conform with the cost recovery approved in the Settlement Order. However, the MPSC found that since the capacity charges approved for recovery under the Revised Settlement Proposal would not be reflected in the PPA, approval for the purposes of Act 81 could not be extended to those capacity charges. The MPSC did indicate in its order, however, that its Settlement Order would be implemented for rate-making purposes in 1993 and subsequent years. Opponents to the Revised Settlement Proposal unsuccessfully filed appeals of the Settlement Order which is now final.

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

      In 1993, Consumers exercised its rights under the PPA to obtain a determination through arbitration proceedings of whether Consumers could exercise the "regulatory out" provision of the PPA in view of Consumers' acceptance of the Settlement Order. In a Final Order issued in 1995, the arbitrator ruled that Consumers may withhold the fixed energy charges for available but undelivered energy, as well as for energy delivered between the "caps" contained in the Settlement Order and 915 MW.

      In 1995, Consumers and the MPSC staff asked the MPSC to approve a settlement agreement ("325 MW Settlement") which proposed approving the jurisdictional cost recovery of an additional 325 MW of capacity purchased from MCV beginning January 1, 1996 through the term of the PPA. The costs recovered for this 325 MW of MCV Contract Capacity was essentially the same as the 915 MW already approved by the MPSC after a phase in of the capacity rate between 1996 and 2004. On November 14, 1996, the MPSC approved, with modifications not material to MCV, the 325 MW Settlement effective January 1, 1996 ("325 MW Settlement Order"). The 325 MW Settlement Order is now final.

      PPA - Settlement of PPA Issues. In 1997, Consumers informed MCV of several other potential payment issues it would pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues related to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it did not believe that MCV could use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers had also indicated that they would take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs (collectively the "Disputed Issues"). MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement, but in no event sooner than 2002) all of the previously Disputed Issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC decisions which may affect those issues or payments. Consumers will pay MCV the fixed energy rates set forth in the PPA based on availability for the first 915 MW and on delivered energy above 915 MW and up to the 1,240 MW of Contract Capacity through September 15, 2007. The Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

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

      MCV, as well as others, filed appeals in state and federal courts challenging the Restructuring Orders. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow recovery of PPA charges (capacity and energy) by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. This order is now final. In June 1999, the Michigan Supreme Court issued an opinion in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While the Michigan Supreme Court Order was not directed at the Restructuring Orders, the MPSC has effectively applied it to them by entering an order on August 17, 1999, making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. In September 1999, Consumers filed a statement with the MPSC stating that it intends to begin voluntarily implementing the Restructuring Orders. In June 2000, the state of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QF's (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded (transition) costs including PPA charges.

      In MCV's federal court challenge to the Restructuring Orders, the U.S. District Court granted summary judgment to MCV declaring, among other things, that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. In June 2001, the United States Court of Appeals ("Appellate Court") vacated the U.S. District Court's summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties' dispute is hypothetical at this point in time and the QFs' (including MCV) claims are premised on speculation about how an order might be interpreted in the year 2007 or beyond by a future MPSC.

      Federal Electric Industry Restructuring

      FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. Order No. 2000 is intended to increase competition and remedy continuing problems with wholesale transmission access and reliability. Order No. 2000 does not directly impact MCV since MCV does not own transmission lines, but could indirectly impact MCV in selling electricity in the wholesale market. Order No. 2000 and subsequent related orders are pending before the United States Court of Appeals for the D.C. Circuit. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

      Other Regulatory Issues

      MCV has been granted a permanent exemption from the Power Plant and Industrial Fuel Use Act of 1978, as amended, relating to the use of natural gas as its primary energy source. This exemption permits MCV to consume gas without restriction as to hours of operation or the capacity of the Facility to consume an alternate fuel.

      The Canadian long term gas contracts require permits from both Canadian and U.S. authorities. All of the suppliers have received approval from Canadian provincial authorities to lift and remove sufficient gas volumes to meet MCV's current contract requirements and from the National Energy Board ("NEB") to export these volumes. The U.S. long term gas contracts are not subject to regulatory approvals.

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

      Air Quality. MCV's Renewable Operating Permit was issued June 4, 1999 with an expiration date of June 4, 2004. This permit details the applicable requirements, which apply to all the emission unit/process groups at MCV and did not apply more stringent limits on the site than was already in the Permit to Install. On three instances in 2001, MCV exceeded the two hour limit for adequate denox steam injection rate. Causes of the exceedances were low main denox header pressure, outage of the main denox header and a trip on the Unit 1 condensate pumps. The Michigan Department of Environmental Quality (MDEQ) has taken no action nor is it expected that they will.

      In September 1998, the United States Environmental Protection Agency ("EPA") announced three rulemaking actions to address interstate and regional transport of ground level ozone, namely the NOXSIP Call Final Rule ("SIP Call Rule"), Proposed Federal Implementation Plan ("FIP Plan") and the proposed Section 126 Rule. The SIP Call Rule requires 22 states (including Michigan) to submit state implementation plans ("SIPs") which address the regional transport of ground level ozone through reductions in nitrogen oxide ("NOX") emissions from combustion sources, including gas turbines. States were to submit plans to meet certain overall reduction percentages established in the SIP Call Rule by September 30, 1999, with emission reduction measures in place by May 1, 2003 and overall compliance by September 30, 2007. The SIP Call Rule's compliance dates have since been extended to May 31, 2004. The FIP Plan includes the same NOX reduction requirements and modified time tables contained in the SIP Call Rule. The FIP Plan provides that it would be implemented in any state which fails to submit an approvable NOX SIP or otherwise fails to require applicable NOX emission reduction requirements to be in place. The Section 126 Rule deals with petitions filed by northeastern states under Clean Air Act, Section 126, against sources in "upwind" states in the Midwest, including Michigan. Public hearings were held and comments and industry-based appeals have been filed on all three of these rulemaking actions. In May 1999, the United States Court of Appeals for the D.C. Circuit remanded EPA's "8-hour" ozone measurement standard, set forth in the SIP Call Rule, as being unconstitutional. It left intact, the EPA's "1 hour" standard. On January 18, 2000, the EPA issued its "Finding of Significant Contribution and Rulemaking on Section 126 Petitions for the Purposes of Reducing Interstate Ozone Transport" ("Section 126 Rulemaking"). In the Section 126 Rulemaking, the EPA made findings that a number of large electric generating units ("EGUs") named in the petitions emit in violation of the Clear Air Act prohibition against significantly contributing to nonattainment or maintenance problems in the petitioning States. The Section 126 Rulemaking also finalizes the Federal NOX Budget Trading Program as the control remedy for sources affected by the rule. The Section 126 Rulemaking was effective February 17, 2000. It presently requires compliance by May 1, 2003, but the EPA has recently stated that the compliance date will be moved to May, 2004. MCV is identified in the
      Section 126 Rulemaking as a large EGU subject to NOX emissions averaging of .15 lb/MMBtu during the ozone season (May through September). If the court challenge to the rule is unsuccessful, MCV nevertheless believes it will be able to meet the standards in the Section 126 Rulemaking, which is subject to rehearing and/or further appeal. The State of Michigan is presently engaged in a rulemaking effort which would impose NOX controls which are similar to, or less stringent than, the federal emission limitations EPA seeks to impose. Again, MCV believes it will be able to meet the emission levels sought by the State of Michigan in response to the federal program directives.

      Dow Operations. Portions of the Site were previously owned by Dow. At one time, Dow had a brine pond, a portion of which was on the Site. In addition, brine pipelines previously crossed the Site, some which were capped and abandoned in place. One brine well was used by Dow on the Site. Dow brine pipeline spills off the Site are listed on Michigan's "List of Sites of Environmental Contamination" established under Michigan Environmental Response Act ("MERA"). The principal contaminant of concern at the pipeline spill locations is brine. The Site also may have been used for the testing of explosives during the 1950s or the 1960s.

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

      Each purchase of an undivided interest in the Facility by an Owner Trustee and the lease of such undivided interest back to MCV constitutes a separate transaction (each, a "Lease Transaction"). The undivided interests are in varying "undivided interest percentages" ranging from approximately 4.4% to 75.5%. Each Lease Transaction was effected through separate, but substantially identical, documents relating to a particular undivided interest, including a Trust Agreement pursuant to which the Owner Participant established the Owner Trust with the Owner Trustee and authorized the Owner Trustee to hold title to its undivided interest on its behalf and lease the same to MCV (each a "Trust Agreement"), a Participation Agreement pursuant to which MCV, the Owner Participant, the Owner Trustee and the various other parties to such Lease Transaction agreed to the terms and conditions thereof (each, a "Participation Agreement"), a Lease Agreement pursuant to which the Owner Trustee leases the undivided interest to MCV (each, a "Lease") and two separate Trust Indentures pursuant to which the Owner Trustee issued Senior Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Senior Note Indenture") and Subordinated Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Subordinated Note Indenture" and, together with the Senior Note Indentures, the "Note Indentures"). The United States Trust Company and First Union National Bank are note trustees under the Senior
      Note Indenture and the Subordinated Note Indenture, respectively (the "Note Trustees"). There is, however, a single Collateral Agency and Intercreditor Agreement (the "Intercreditor Agreement"), executed by the Owner Trustees, MCV, the Note Trustees, the Working Capital Lender (as defined below) and US Bank Trust as collateral Agent (the "Collateral Agent"), which provides for the creation and maintenance of certain reserves, the deposit of all revenues generated by the operation of the Facility, the payment of operating expenses, and the distribution of remaining revenues according to the priorities set forth therein to or for the account of the Working Capital Lender, the Note Trustees, the Owner Trustees, MCV and the affiliates of certain Partners. MCV has arranged for a $45 million working capital line (the "Working Capital Facility") with Bank of Montreal (the "Working Capital Lender"), which expires August 31, 2002. As security for its obligation to repay advances made under the Working Capital Facility, MCV has granted to the Working Capital Lender a first priority security interest in certain receivables earned by MCV through the sale of electricity, electric generating capacity, natural gas, or steam to third parties, including Dow, Consumers and DCC (the "Earned Receivables") and in MCV's natural gas inventory (the "Natural Gas Inventory"). Payments due under the Working Capital Facility are direct obligations of MCV and will in general have a priority in payment over payments under the Leases (and thus on the Notes, as defined in this Section "Overall Lease Transaction -- The Lease Funding," and the Bonds).

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

      The Lease Funding

      Each Owner Trustee has financed the purchase of its undivided interest in the Facility through a combination of equity invested by its related Owner Participant ($556,320,000 in the aggregate) and debt incurred through the issuance of nonrecourse notes by the Owner Trustee under the related Note Indentures, consisting of senior secured notes ($1,200,000,000 in the aggregate) (the "Senior Notes") and subordinated secured notes ($567,180,000 in the aggregate) (the "Subordinated Notes," and together with the Senior Notes, the "Notes"). In order to facilitate the sale of this debt (other than the debt evidenced by the Subordinated Notes pledged to secure the Tax-Exempt Bonds) (as defined below), two funding corporations have been established. Midland Funding Corporation I was established for the purpose of issuing various series of senior bonds (the "Senior Bonds"), each series secured by a pledge of the corresponding series of Senior Notes issued by the five Owner Trustees. Midland Funding Corporation II was established for the purpose of issuing various series of subordinated bonds (the "Subordinated Bonds" and, together with the Senior Bonds, the "Bonds"), each series secured by a pledge of the corresponding series of the Subordinated Notes issued by the five Owner Trustees. These pledged Subordinated Notes are secured proportionally with the Subordinated Notes pledged to secure the Tax-Exempt Bonds issued by the Tax-Exempt Issuer (as defined below). The use of the funding corporations facilitated the sale of debt by permitting the offer and sale of three series of Senior Bonds and two series of Subordinated Bonds, each secured equally and ratably by the corresponding series of Notes issued by each of the five Owner Trusts, thus eliminating the need to offer a greater number of separate series of Notes to the investor. In addition, the use of a corporate obligor facilitates compliance with certain investment laws by certain institutional purchasers of the Senior and Subordinated Bonds. The aggregate principal amount, maturity date, interest rate, redemption provisions and other material terms of each series of the Bonds are identical to those of the Notes pledged as security therefore. As of February 28, 2002, there remains outstanding approximately $99.9 million of Senior Bonds and $567.2 million of Subordinated Bonds.

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

      Security and Sources of Payment

      The sole sources of payment for the Senior Bonds and Subordinated Bonds are certain pledged Senior Notes and pledged Subordinated Notes, respectively, issued by each of the five Owner Trustees and pledged under the Senior Bond Indenture and Subordinated Bond Indenture, respectively. The pledged Senior Notes and pledged Subordinated Notes of each Owner Trustee are nonrecourse obligations of such Owner Trustee payable solely from the rental payments made by MCV under its related Lease and the other security therefor. The Senior Notes are secured by a senior security interest in such Owner Trustee's undivided interest in the Facility and certain of its rights under and to the related Lease, including rents and the Lease collateral, including (subject to the rights of the Working Capital Lender) the revenues and other payments received thereunder. The Pledged Subordinated Notes are secured on a proportionally basis with the Subordinated Notes pledged to secure the Tax-Exempt Bonds, by a junior lien on and security interest in such collateral. Such lien, security interest and assignment are subordinated to the senior lien, security interest and assignment securing the Senior Notes issued by such Owner Trustee (and pledged to secure the Senior Bonds).

      Additional Senior Notes may be issued (i) to refinance the Senior Notes, in whole but not in part, and (ii) to pay certain costs of modifying the Facility. Additional Subordinated Notes may be issued (i) to refinance any series of Subordinated Notes, and (ii) to pay certain costs of modifying the Facility. Any additional Senior and Subordinated Notes will rank proportionally with all Senior and Subordinated Notes, respectively, then outstanding. The aggregate principal amount of Senior and Subordinated Bonds that may be issued is unlimited, provided that at no time may the aggregate principal amount of Senior and Subordinated Bonds exceed the aggregate principal amount of Senior and Subordinated Notes, respectively, then outstanding. The future issuance of additional Senior and Subordinated Bonds (other than for refinancing purposes) would create additional claims against the security for the Note Indentures and the amounts available to repay amounts in respect of the Bonds currently outstanding in the event of foreclosure.

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

      Pursuant to the Intercreditor Agreement, a reserve account has been created for the benefit of the holders of the Notes, which had been initially funded with $90 million in cash (the "Reserve Account"). The Intercreditor Agreement sets forth circumstances under which amounts in the Reserve Account will be adjusted to equal the greater (for so long as the Senior Bonds are outstanding) or the lesser (after the Senior Bonds have been paid in full) of $137 million or the debt portion of basic rent under the Leases payable on the next succeeding basic rent payment date, and limited circumstances under which no more than $10 million contained therein may be withdrawn therefrom to provide working capital. As of December 31, 2001, MCV had funds of $139.3 million in the Reserve Account. Excess funds in the Reserve Account are periodically transferred to MCV.

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

Item 3. LEGAL PROCEEDINGS

MCV has filed property tax appeals contesting MCV's property taxes for 1997 and 1998 and the taxable value for 1999 and 2000, which are pending before the Michigan Tax Tribunal. MCV has also appealed its 2001 and 2002 property taxes. MCV Management cannot predict the outcome of these proceedings.

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

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data of MCV. The selected operating and financial position data as of December 31, 2001, 2000, 1999, 1998 and 1997 and for each of the five years ended December 31, 2001 have been derived from audited financial statements. This information should be read in conjunction with "MD&A" and the financial statements and notes thereto included elsewhere herein.

                                                     2001          2000          1999          1998          1997
                                                 -----------   -----------     ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA:
  Operating Revenues                             $   610,813   $   604,547     $ 617,352     $ 627,054     $ 651,581
  Operating Income                                   157,835       212,813       215,884       222,461       216,499
  Cumulative Effect on Prior Years (to                    --            --            --            --        15,533
   December 31, 1996) of Change in Method of
   Accounting for Property Taxes (1)
  Net Income                                          48,264        90,121        80,069        80,327        77,737

BALANCE SHEET DATA: (2)
  Total Assets                                     2,117,047     2,274,956     2,299,212     2,286,506     2,351,271
  Capitalization
    Partners' Equity                                 551,712       527,738       437,617       357,548       277,221
    Long-Term Debt, Excluding Current
     Maturities                                    1,243,060     1,429,233     1,584,865     1,723,960     1,788,291

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

Results of Operations

Overview

For the year ended December 31, 2001, MCV recorded net income of $48.3 million, a decrease of $41.8 million as compared to 2000 net income of $90.1 million. Two significant one-time items contributed to the decrease in 2001 earnings. A provision of $8.2 million was made in association with the prepayment of gas costs under a long-term contract with an affiliate of Enron Corporation. Also in 2001, MCV expensed $6.7 million in development costs associated with the potential plant expansion previously under consideration. Other factors contributing to the earnings decrease for 2001 compared to 2000 were higher fuel costs resulting from higher natural gas prices in the long-term gas contracts and the short-term market, lower operating margins resulting from a higher electric dispatch under the PPA with Consumers and lower interest income on MCV's invested cash reserves. This earnings decrease was partially offset by lower interest expense on MCV's financing arrangements.

For the year ended December 31, 2000, MCV recorded net income of $90.1 million, an increase of $10.0 million as compared to 1999 net income of $80.1 million. The earnings increase was primarily due to lower interest expense on MCV's financing obligation, decreased fuel costs resulting from the disposition of natural gas, increased capacity revenue under the PPA and increased interest income on MCV's investments. This increase was partially offset by two one-time events, specifically the 1999 increase in operating revenues arising from a Settlement Agreement between MCV and Consumers effective January 1, 1999, as well as expenses arising from MCV's refinancing of its tax-exempt bonds in June 2000. The earnings increase was also partially offset by slightly lower energy rates under the PPA.

Operating Revenues

The following represents significant operating revenue statistics for the years ended December 31 (dollars in thousands except average rates):

                                                                 2001                2000               1999
                                                              -----------         -----------        -----------
Operating Revenues                                            $   610,813         $   604,547        $   617,352

Capacity Revenue                                              $   409,633         $   410,938        $   407,429
   PPA Contract Capacity (MW)                                       1,240               1,240              1,240
   Billed PPA Availability                                          98.5%               98.5%              98.5%

Electric Revenue                                              $   184,707         $   177,989        $   196,301
   PPA Delivery as Percentage of Contract Capacity (1)              75.0%               72.1%              78.2%
   PPA, SEPA and Other Electric Deliveries (MWh)                8,811,950           8,535,548          9,205,083
   Average PPA Variable Energy Rate ($ / MWh)                 $     15.62         $     15.68        $     16.00
   Average PPA Fixed Energy Rate ($ / MWh)                    $      3.75         $      3.57        $      3.52

Steam Revenue                                                 $    16,473         $    15,620        $    13,622
   Steam Deliveries (Mlbs)                                      5,693,240           5,869,454          5,803,863

(1) Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. In the years 2001 and 2000, MCV estimates these transactions resulted in net savings of approximately $7 million and $9 million, respectively. MCV anticipates using the same or similar transactions in the future to mitigate the impacts of high market gas prices, if circumstances warrant such use.

For the year ended December 31, 2001, MCV's operating revenues increased $6.3 million from 2000. This increase is due primarily to an increase in the electric dispatch under the PPA with Consumers and due to higher energy rates under the PPA and SEPA with Dow. This increase was slightly offset by lower capacity payments under the PPA due to fewer billing days in 2001 and lower third party energy sales.

For the year ended December 31, 2000, MCV's operating revenues decreased $12.8 million from 1999. This decrease is due primarily to the first quarter 1999 recognition of a one-time net $6.4 million increase in operating revenues due to the Settlement Agreement between MCV and Consumers, which resolved all of the previously disputed issues under the PPA and included definitive obligations for Consumers to make energy payments calculated in accordance with the PPA. Also decreasing revenues was a lower electric dispatch and lower energy rates under the PPA with Consumers. This decrease was partially offset by increased electric and steam rates under the SEPA with Dow and higher capacity revenues from Consumers under the PPA and third parties.

Operating Expenses

For the year ended December 31, 2001, MCV's operating expenses were $453.0 million, which includes $288.2 million of fuel costs. During this period, MCV purchased approximately 84.0 Bcf of natural gas, and a net 4.9 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 79.1 Bcf. The average commodity cost of fuel for the year 2001 was $2.94 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Without the effects of the disposition of the excess gas supplies, the average commodity cost of fuel for 2001 would have been $3.15 per MMBtu. For the year ended December 31, 2000, MCV's operating expenses were $391.7 million, which includes $232.1 million of fuel costs. During this period, MCV purchased approximately 77.0 Bcf of natural gas, and a net 1.6 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 76.2 Bcf, of which .8 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the year of 2000 was $2.55 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Without the effects of the disposition of the excess gas supplies, the average commodity cost of fuel for 2000 would have been $2.76 per MMBtu. Fuel costs for the year 2001 compared to 2000 increased by $56.1 million. This fuel cost increase was due to higher fuel costs resulting from higher natural gas prices in long-term gas contracts and the short-term gas market; and higher gas usage resulting from the increase in electric dispatch. Also contributing to this increase was a one-time expense for an $8.2 million provision made in association with the prepayment of gas costs under a long-term contract with an affiliate of Enron Corporation. The effects of this charge will be reversed over the next five years, since the amounts prepaid under the long-term contract were being amortized over the delivery period through 2006.

For the year ended December 31, 2000, MCV's operating expenses decreased $9.7 million from the year 1999, which included a $12.2 million decrease in fuel costs. This fuel cost decrease was due primarily to a lower gas usage resulting from the decrease in electric dispatch due in part, to dispatch reduction transactions entered into with Consumers and disposition of natural gas previously hedged or purchased under contract but not required for electricity generation.

For the year ended December 31, 2001, operating expenses other than fuel costs increased $5.2 million from the year 2000, primarily resulting from expensing of approximately $6.8 million of development costs associated with the potential plant expansion previously under consideration. This increase was partially offset by a revision of the useful lives of the gas turbine generator equipment and changes to the amortization of payments under the amended Service Agreement, that occurred in July 2000. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

For the year ended December 31, 2000, operating expenses other than fuel costs increased $2.5 million from the year 1999, primarily resulting from higher plant maintenance costs and increased property taxes. This increase was partially offset by a change resulting from a revision to the useful lives of the gas turbine generator equipment and changes to the amortization of payments under the amended Service Agreement, that occurred in July 2000. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

For the year ended December 31, 2001, interest and other income decreased $7.5 million compared to 2000, primarily resulting from lower interest rates on MCV's invested cash and a lower average invested balance. The decrease in interest expense for the year ended December 31, 2001 compared to 2000 of $20.6 million is due to a lower principal balance on MCV's financing obligation.

For the year ended December 31, 2000, interest and other income increased $4.3 million compared to 1999, primarily resulting from higher interest rates on MCV's investments. The decrease in interest expense for the year ended December 31, 2000 compared to 1999 of $8.8 million is due to a lower principal balance on MCV's financing obligation. This decrease was partially offset by expenses arising from MCV's refinancing of its tax-exempt bonds in June 2000.

New Accounting Standards

Effective January 1, 2001, MCV adopted SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities, as amended and interpreted." For a detailed discussion of the effects of the standard, including earnings volatility, and the financial impact upon adoption, see Notes to Consolidated Financial Statements -- Note 2 "Accounting for Derivative Instruments and Hedging Activities."

Liquidity and Capital Resources

During the years ended December 31, 2001 and 2000, net cash generated by MCV's operations was $122.9 million and $143.1 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. No distributions to the Partners for federal tax obligations were made in the last three years, and since the Reserve Account was funded to the maximum amount of $137 million in 1994, per the Intercreditor Agreement, funds totaling $1.0 million, $13.5 million and $10.3 million were retained by MCV as working capital in 2001, 2000 and 1999, respectively. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next thirteen years. During 2001, 2000 and 1999 MCV paid the basic rent requirements of $287.1 million, $288.6 million and $221.7 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $45 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. The Working Capital Facility term currently expires on August 31, 2002. MCV did not utilize the Working Capital Facility during 2001, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls which might occur.

For the foreseeable future, MCV expects to fund current operating expenses and payments under the amended Service Agreement primarily through cash flows from operations. Due to uneven future scheduled rent payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls. These cash flow shortfalls are anticipated to be replenished annually. If necessary, MCV could fund any ongoing operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of December 31, 2001, there was approximately $267 million which includes approximately $4 million reserved for capital improvements and spare parts purchases, including accrued interest, in available reserves for such purposes.

Disclosure about Contractual Obligations

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of December 31, 2001, MCV has the following contractual financial commitments and obligations:

CONTRACT OBLIGATIONS:

(In Millions)                 Total         2002         2003         2004         2005         2006     Thereafter
                            --------      --------     --------     --------     --------     --------   ----------
Long-Term Debt (1)          $2,277.1      $  304.1     $  208.9     $  242.8     $  174.4     $  156.0     $1,190.9
                            ========      ========     ========     ========     ========     ========     ========
Unconditional Purchase
    Obligations (2)         $2,427.1      $  206.6     $  163.4     $  252.6     $  262.4     $  244.3     $1,297.8
Other Long-Term
    Obligations (3)         $  159.5      $   25.7     $   27.4     $   26.2     $   27.2     $   28.2     $   24.8
                            --------      --------     --------     --------     --------     --------     --------
Total Contractual Cash
    Obligations             $2,586.6      $  232.3     $  190.8     $  278.9     $  289.5     $  272.5     $2,586.6
                            ========      ========     ========     ========     ========     ========     ========

(1)   Represents expected cash payments including interest.

(2) Represents estimated minimum commitments under current long-term natural gas contracts, natural gas transportation reservation charges, spare parts purchases and ground lease agreement.

(3)   Represents the cost of current Facility maintenance service agreements.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, and present or prospective wholesale and retail competition, among other factors. The business and profitability of MCV is also influenced by other factors such as pricing and transportation of commodities, changes in accounting standards (such as accounting for derivative instruments and hedging activities) and environmental legislation/regulation, among other factors. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' performance of its obligations under the PPA and maintenance of the Facility's QF status.

Operating Outlook. During the year 2001, approximately 72% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a Settlement Agreement between MCV and Consumers. Actual PPA availability was 99.5% for the year 2001, 98.5% for the year 2000 and 99.7% for the year 1999. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

In addition, some of MCV's long-term gas contracts contain pricing terms that float with natural gas spot market prices (See "Business - Contracts - MCV Gas Under Contract (Table)"). No assurance can be made regarding the prices to be paid for natural gas under these Floating Price gas supply contracts.

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity, with natural gas, rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period 1999 through 2001, the unit energy charge (fixed and variable) paid to MCV has risen by 3.5%, while the average unit variable cost of delivered fuel for the same period has risen by 19.7%. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. MCV continues to purchase the majority of its natural gas requirements under long-term fixed-price contracts, with a smaller portion of gas purchased on the spot market. MCV has maintained a hedging program to mitigate risk associated with volatile prices in the spot market. For the year 2002, MCV has entered into gas purchase and hedging arrangements with respect to most of its expected gas needs not provided for under its long-term contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices for 2002, although high gas prices for an extended period of time could adversely affect operating results.

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

Michigan Electric Industry Restructuring Proceedings. The MPSC issued orders on June 5, 1997, October 29, 1997, January 14, 1998 and February 11, 1998 (collectively the "Restructuring Orders"). The Restructuring Orders provide for a transition to a competitive regime whereby electric retail customers would be able to choose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandated that utilities "wheel" third-party power to the utilities' customers. An issue involved in restructuring, which could significantly impact MCV, is stranded cost recovery. The Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs, which include capacity charges from QFs, including MCV, previously approved by the MPSC, incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (including MCV's PPA) is limited to customers who chose an alternative power supplier and are only paid for the period 1998 through 2007 (MCV's PPA expires in 2025). Customers who chose to remain power supply customers of Consumers will continue to pay capacity charges as part of rates charged by Consumers, subject to MPSC rate regulation. The Restructuring Orders do not otherwise specifically address the recovery of PPA capacity charges after 2007.

MCV, as well as others, filed appeals in state and federal courts challenging the Restructuring Orders. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow recovery of PPA charges (capacity and energy) by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. This order is now final. In June 1999, the Michigan Supreme Court issued an opinion in an MPSC "retail wheeling" experiment case holding, among other things, that the MPSC lacks the statutory authority to mandate that utilities transmit power of third parties to the utilities' customers ("Michigan Supreme Court Order"). While the Michigan Supreme Court Order was not directed at the Restructuring Orders, the MPSC has effectively applied it to them by entering an order on August 17, 1999, making retail wheeling under the Restructuring Orders voluntary on the part of the utilities. In September 1999, Consumers filed a statement with the MPSC stating that it intends to begin voluntarily implementing the Restructuring Orders. In June 2000, the state of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QF's (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded (transition) costs including PPA charges.

In MCV's federal court challenge to the Restructuring Orders, the U.S. District Court granted summary judgment to MCV declaring, among other things, that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. In June 2001, the United States Court of Appeals ("Appellate Court") vacated the U.S. District Court's summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties' dispute is hypothetical at this point in time and the QFs' (including MCV) claims are premised on speculation about how an order might be interpreted in the year 2007 or beyond by a future MPSC.

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. Order No. 2000 is intended to increase competition and remedy continuing problems with wholesale transmission access and reliability. Order No. 2000 does not directly impact MCV since MCV does not own transmission lines, but could indirectly impact MCV in selling electricity in the wholesale market. Order No. 2000 and subsequent related orders are pending before the United States Court of Appeals for the D.C. Circuit. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

Maintaining QF Status. In the case of a topping-cycle generating plant such as the Facility, to maintain QF Status the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. The tests are applied on a calendar year basis. The Facility has achieved the applicable Efficiency Percentage of 42.5% in each year since commercial operation, and in the years 1995 through 2001 the Facility achieved an Efficiency Percentage in excess of 45%.

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 2001, MCV achieved an Efficiency Percentage of 47.0% and a Thermal Percentage of 18.3%.

The loss of QF status could, among other things, cause the Facility to lose its right under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements, including the FPA (under which FERC has authority to establish rates for electricity, which may be different than existing contractual rates). If the Facility were to lose its QF status, the Partners of MCV, the Owner Participants, the Owner Trustees and their respective parent companies could become subject to regulation under the 1935 Act (under which, among other things, the Securities and Exchange Commission has authority to order divestiture of assets under certain circumstances). The loss of QF status would not, however, entitle Consumers to terminate the PPA. Under the PPA, Consumers is obligated to continue purchasing power from MCV at FERC-approved rates (provided that the FERC-approved rates do not exceed the existing contractual rates) and MCV, not Consumers, is entitled to terminate the PPA (which MCV has covenanted not to do under the Participation Agreements). There can be no assurance that FERC-approved rates would be the same as the rates currently in effect under the PPA. If the FERC-approved rates are materially less than the rates under the PPA, MCV may not have sufficient revenue to make rent payments under the Overall Lease Transaction. The loss of QF status would constitute an Event of Default under the Lease (and a corresponding Event of Default under the Indenture) unless, among other requirements, FERC approves (or accepts for filing) rates under the PPA or other contracts of MCV for the sale of electricity sufficient to meet certain target coverage ratios (as defined in the Overall Lease Transaction).

Terrorist Attacks. Since the September 11, 2001 terrorist attack in the United States, MCV has increased security at the Facility and will continue to evaluate and make changes, as necessary, to the Facility security on an ongoing basis. The increased costs related to the additional security are not expected to have a material impact on MCV's financial position or results of operations.

Critical Accounting Policies

In preparing MCV's financial statements in accordance with accounting principles generally accepted in the United States, management must make a number of estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses. The following areas represent those that management believes are particularly important to the financial statements and that require the use of significant estimates and assumptions.

Electric Industry Restructuring. At both the state and federal level, efforts continue to restructure the electric industry. In 1997 and 1998, the MPSC entered a series of orders, now final, permitting customers to choose their power provider over a four-year phase-in period, which started in 1999. In addition, Michigan enacted restructuring legislation in June 2000. Proposed restructuring legislation also exists at the federal level. One significant issue to MCV is the possible future regulatory denial of stranded cost recovery by Consumers of above-market PPA costs. Over 90% of MCV's revenues come from sales pursuant to the PPA. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying stranded cost recovery of above-market PPA costs, MCV's cash flows may be negatively impacted, especially in the period after 2007. MCV continues to monitor and participate in these matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. Any future adjustment to property, plant and equipment, if required, would result in a one-time negative earnings impact. At this time, MCV Management cannot predict the outcome of these matters or the magnitude of any possible adjustment.

Natural Gas Contracts. Effective January 1, 2001, MCV adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June, 1998 and then amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133" (collectively referred to as "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

MCV Management believes that MCV's current long-term natural gas contracts qualify for the normal purchases and normal sales exception of SFAS No. 133. These long-term gas contracts are not being marked to market with gains or losses recorded in earnings. Should significant changes in the level of Facility operations dispatch or purchases of long-term gas occur, MCV would be required to re-evaluate its accounting treatment for its long-term gas contracts. This re-evaluation may result in recording mark-to-market activity on some contracts, which could add to earnings volatility.

In addition, on September 19, 2001 the FASB cleared the implementation guidance regarding natural gas commodity contracts, which combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or that the components of the contract be separated into two discrete contracts. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception while the option contract would be treated as a derivative under SFAS No. 133, with changes in fair value recorded through earnings. This guidance will become effective April 1, 2002. MCV currently has nine long-term gas contracts that contain both an option and forward component. MCV is currently working to reduce the quantity of gas presently covered by these contracts, which will reduce the potential earnings volatility. At this time it is not possible to predict the mark to market amount that will be recorded in the future in MCV's earnings.

Property Tax Appeals. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. MCV has filed property tax appeals contesting its property taxes for 1997 through 2002. If MCV is successful in lowering its taxable value for these years, a one-time favorable earnings adjustment would be recorded. In addition, future property tax expense would be reduced. At this time, MCV Management cannot predict the outcome of these appeals.

See "Financial Statements and Supplementary Data -- Note 1 to the Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of December 31, 2001, have original maturity dates of approximately one year or less.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at December 31, 2001:

                                                        Expected Maturity In
                               ------------------------------------------------------------------------
                                                                                                              Fair
                               2002        2003      2004      2005       2006     Thereafter     Total       Value
                               ----        ----      ----      ----       ----     ----------     -----       -----
Debt:
Long-Term Debt Fixed
   Rate (in millions)         $304.1      $208.9    $242.8    $174.4     $156.0     $1,190.9     $2,277.1        N/A
     Avg. Interest Rate          9.4%        9.4%      9.4%      9.4%       9.4%         9.4%         9.4%
Interest Rate Swaps:
Floating to Floating          $ 20.0                                                                            $ .6
   (in millions)
     Avg. Pay Rate              1.84%
     Avg. Receive Rate          4.64%

Commodity Risk. MCV is a purchaser of natural gas. MCV enters into natural gas futures and option contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized principally to secure anticipated natural gas requirements necessary for projected electric sales and to lock in sales prices of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements.

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from two to fifteen months. The table presents the carrying amounts and fair values at December 31, 2001:

                                                             Expected Maturity in 2002/2003             Fair Value
                                                             ------------------------------             ----------
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy                                   1,832                               --
Contract Volumes (10,000 MMBtu) Short/Sold                                    77                               --
Weighted Average Price Long (per MMBtu)                                   $3.998                           $2.769
Weighted Average Price Short (per MMBtu)                                  $2.887                           $2.570
Contract Amount ($US in Millions)                                          $71.0                            $48.7

Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with Alstom. The gains and losses on these transactions, accounted for as hedges, are included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts entered into by MCV have maturity dates of less than one year. As of December 31, 2001, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with a deferred $.4 million gain.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants and Financial Statements are set forth on Pages F-2 to F-20 of this Annual Report on Form 10-K and are hereby incorporated by reference herein.

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

Management Committee
--------------------
William T. McCormick, Jr.          (57)      Management Committee Chairman

John J. O'Rourke                   (47)      Management Committee Member
                                             (Term began in March 2001)

David A. Arledge                   (57)      Management Committee Member
                                             (Term ended in March 2001)

Executive Officers

James M. Kevra                     (53)      President and Chief Executive Officer

Bruce C. Grant                     (55)      Vice President of Human Resources, Communications
                                             and Public Affairs

James A. Mooney                    (62)      Vice President of Engineering, Operations and
                                             Construction

Gary B. Pasek                      (46)      Vice President, General Counsel and Secretary

James M. Rajewski                  (54)      Vice President and Controller

Stephen A. Shulman                 (45)      Chief Financial Officer and Treasurer

LeRoy W. Smith                     (60)      Vice President of Energy Supply and Marketing

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

John J. O'Rourke has served as a member of the Management Committee since March 2001. Mr. O'Rourke has served as Vice President and Managing Director for El Paso Merchant Energy North America Company since May 2000. Prior to becoming Vice President and Managing Director for El Paso Merchant Energy North America

Company, Mr. O'Rourke has held several other senior management positions in the energy business over the past 20 years with FPL Energy and Ebasco Services, Inc.

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

Item 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth certain compensation data with respect to the chief executive officer and four other most highly compensated executive officers of MCV for each of the three years ended December 31, 2001, 2000 and 1999.

                           Summary Compensation Table

                                                                          Annual Compensation
                                                      --------------------------------------------------------------
          Name and                                                                                   All Other
     Principal Position                Year           Salary ($)          Bonus ($)(a)           Compensation ($)
------------------------------        -------         ------------     --------------------     --------------------
James M. Kevra                         2001             268,293                   --                    52,923(b)
President and                          2000             253,638              215,000                    50,731
Chief Executive Officer                1999             241,965              178,360                    48,942

James A. Mooney                        2001             197,233                   --                    41,326(c)
Vice President of                      2000             187,639              114,733                    39,894
Engineering, Operations                1999             183,592               94,352                    39,312
and Construction

Gary B. Pasek                          2001             172,142                   --                    25,788(d)
Vice President                         2000             164,995              101,071                    24,718
General Counsel & Secretary            1999             158,683               80,148                    23,776

LeRoy W. Smith                         2001             172,655                   --                    28,362(e)
Vice President of Energy               2000             163,932              107,504                    27,110
Supply and Marketing                   1999             158,105               76,805                    26,210

Stephen A. Shulman                     2001             154,264                   --                    23,112(f)
Chief Financial Officer                2000             148,079               88,448                    22,194
and Treasurer                          1999             142,673               70,630                    21,378

----------

(a) For 2001, no bonuses were awarded under the Senior Management bonus plan; for the years 2000 and 1999 the amounts represent bonuses accrued.

(b) Includes company contributions of $8,500 to the 401(k) Savings Plan, $16,000 to the Defined Contribution Retirement Plan and $28,423 to the Supplemental Retirement Plan.

(c) Includes company contributions of $8,500 to the 401(k) Savings Plan, $16,000 to the Defined Contribution Retirement Plan and $16,826 to the Supplemental Retirement Plan.

(d) Includes company contributions of $8,500 to the 401(k) Savings Plan, $16,000 to the Defined Contribution Retirement Plan and $1,288 to the Supplemental Retirement Plan.

(e) Includes company contributions of $8,500 to the 401(k) Savings Plan, $16,000 to the Defined Contribution Retirement Plan and $3,862 to the Supplemental Retirement Plan.

(f) Includes company contributions of $7,704 to the 401(k) Savings Plan and $15,408 to the Defined Contribution Retirement Plan.

                       2001 Long-Term Incentive Plan Table

                                      Performance or Other Periods          Estimated Future Payout Under
             Name                    Until Maturation or Payout (a)           Non-Stock Price Based Plan
-------------------------------     ----------------------------------    -----------------------------------
                                                                                     Maximum ($)
James M. Kevra                                  1-2 years                               50,000
James A. Mooney                                 1-2 years                               37,000
Gary B. Pasek                                   1-2 years                               32,000
LeRoy W. Smith                                  1-2 years                               32,000
Stephen A. Shulman                              1-2 years                               29,000

(a) In 1998, MCV established a new long-term incentive plan under which officers and certain management personnel could receive cash payouts based on achieving certain targeted cashflows on a projected basis, thus enabling cash distributions to be made to the Partners for their annual federal tax obligations pursuant to provisions in the Participation Agreement. If, in any of the years 2000 through 2002, MCV is able to make a cash distribution to its Partners greater than 75% of the Partners' estimated tax obligation, each participant in the plan could receive a payout equal to a range of 1%-30% of their base salary depending on the specific amount of cash distributed to the Partners and the year that such distribution occurs. Where the cash distribution to the Partners is 75% or less of the estimated tax obligation for each of these three years, no cash payout to participants will occur under this plan. For the years 2001 and 2000, no cash payouts to participants under this plan occurred.

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

Mr. O'Rourke commenced in March 2001, as a member of MCV's Compensation Committee. He also serves as Vice President and Managing Director for El Paso Merchant Energy North America Company. Mr. Arledge was a member of the Compensation Committee of MCV as well as Chairman, President and Chief Executive Officer and a Director of Coastal. His term on the Compensation Committee ended in March 2001. Prior to the merger with El Paso, he was Director of Coastal Midland, Inc. El Paso Midland, Inc. and affiliates of El Paso have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 2001, El Paso affiliates engaged in transactions with MCV, which included the sale of natural gas, sale of natural gas transportation, various natural gas marketing services and the purchase of electricity that amounted in aggregate to approximately $96.0 million. A similar level of transactions is expected to occur in 2002. In addition, as of December 31, 2001, El Paso had an outstanding cash withdrawal from the Partnership in the amount of $56.7 million (including accrued interest) in exchange for a letter of credit, pursuant to the Participation Agreement.

Mr. McCormick is Chairman of the Compensation Committee of MCV as well as Chairman, President and Chief Executive Officer and Director of CMS Energy and Consumers. CMS Energy and its affiliates have the following direct and indirect interests in MCV and the Facility: CMS Midland Holdings Company has an ownership interest in one of the Owner Trusts, representing indirectly a 35% equity interest in the Facility; CMS Midland has a 49% general partnership interest in MCV; and Consumers has contractual obligations under the PPA to purchase electric capacity and related energy from MCV, has contractual obligations under various backup agreements among MCV,

Consumers and Dow to assure a continuous supply of steam and electricity to Dow in the event the SEPA is terminated, has contractual obligations to enter into transmission service agreements with other utilities for MCV's benefit, and has leased undivided interests in the Site to the Owner Trustees (as MCV's assignees) pursuant to the Ground Lease. In 2001, Consumers purchased electric capacity and related energy from the Facility that aggregated approximately $550.5 million. In addition, CMS Energy affiliates have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 2001, CMS Energy affiliates engaged in transactions with MCV which included the sale of natural gas, the sale of natural gas transportation, the sale of natural gas storage and the purchase of natural gas that amounted in aggregate to approximately $48.8 million. A similar level of transactions is expected to occur in 2002.

For further detailed discussions of MCV's contracts and leases with Partners, see "Contracts", "Properties" and "Financial Statements and Supplementary Data -- Note 8 to the Consolidated Financial Statements."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is given with respect to the Partners of MCV, its Management Committee members and all Management Committee members and officers as a group.

Security Ownership of Certain Beneficial Owners

                                                                                  Amount and Nature of Beneficial Ownership
                                                                              -------------------------------------------------
                                                                               Approximate Percent        Approximate Percent
  Name and Address of Beneficial Owner              Title of Class             of Voting Rights (a)     of Partnership Interest
-----------------------------------------     ----------------------------    ----------------------    -----------------------
El Paso Corporation (b)
El Paso Building
1001 Louisiana Street
Houston, TX 77002

      Source Midland Limited Partnership      General Partnership Interest            24.2%                      18.1%

      El Paso Midland, Inc.                   General Partnership Interest            14.6%                      10.9%

      MEI Limited Partnership                 General Partnership Interest            12.2%                       9.1%
                                              Limited Partnership Interest              --                        0.9%

      Micogen Limited Partnership             Limited Partnership Interest              --                        4.5%
                                                                              ----------------------     ----------------------
           Total El Paso Ownership                                                    51.0%                      43.5%

CMS Energy Company
212 West Michigan Avenue
Jackson, MI 49201

      CMS Midland, Inc.                       General Partnership Interest            49.0%                      49.0%

The Dow Chemical Company                      Limited Partnership Interest              --                        7.5%
2030 Dow Center
Midland, MI 48674

Alanna Corporation                            Limited Partnership Interest              --                    0.00001%
c/o MCV Limited Partnership
100 Progress Place
Midland, MI 48640
                                                                              ----------------------     ----------------------
                                                                                     100.0%                     100.0%

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

(b) On January 29, 2001, El Paso Corporation ("El Paso") completed its merger with The Coastal Corporation ("Coastal"). El Paso is the parent company of El Paso Midland, Inc. (formerly Coastal Midland, Inc.), Source Midland Limited Partnership ("SMLP"), Micogen Limited Partnership and, through SMLP, MEI Limited Partnership, which are Partners of MCV. After the merger, Coastal became a wholly-owned subsidiary of El Paso and has changed its name to El Paso CGP Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      1.    Financial statements.

            The following consolidated financial statements are as of December 31, 2001 and 2000 or for each of the three years ended December 31, 2001, 2000 and 1999.

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

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of 2001.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       Page Reference
                                                                                                     in Annual Report
                                                                                                       on Form 10-K
                                                                                                       ------------
Report of Independent Public Accountants                                                                     F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                                                 F-3

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999                  F-4

Consolidated Statements of Partners' Equity for the Years Ended December 31, 2001, 2000, and 1999            F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
2000, and 1999                                                                                               F-6

Notes to Consolidated Financial Statements                                                                   F-7

                               ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners and the Management Committee of the Midland Cogeneration Venture Limited Partnership:

We have audited the accompanying consolidated balance sheets of the MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP (a Michigan limited partnership) and subsidiaries (MCV) as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of MCV's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Midland Cogeneration Venture Limited Partnership and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2001, Midland Cogeneration Venture Limited Partnership changed its method of accounting related to derivatives and hedging activities.


                                                Arthur Andersen LLP

Detroit, Michigan,
January 18, 2002

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
                                 (In Thousands)

ASSETS                                                               2001              2000
                                                                 -----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                                      $   140,630       $   205,550
  Restricted cash and cash equivalents                                   787               748
  Accounts and notes receivable - related parties                    108,780           109,181
  Accounts receivable                                                 20,490            75,216
  Gas inventory                                                       19,699            14,474
  Unamortized property taxes                                          16,625            16,210
  Broker margin accounts and prepaid expenses                         34,372             7,785
                                                                 -----------       -----------

    Total current assets                                             341,383           429,164
                                                                 -----------       -----------

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                                    2,439,541         2,433,798
  Pipeline                                                            21,398            21,222
                                                                 -----------       -----------

    Total property, plant and equipment                            2,460,939         2,455,020

  Accumulated depreciation                                          (851,539)         (783,974)
                                                                 -----------       -----------

    Net property, plant and equipment                              1,609,400         1,671,046
                                                                 -----------       -----------

OTHER ASSETS:
  Restricted investment securities held-to-maturity                  141,467           139,876
  Deferred financing costs, net of accumulated amortization
    of $14,463 and $12,804, respectively                              10,502            12,161
  Prepaid gas costs, materials and supplies                           14,295            22,709
                                                                 -----------       -----------

    Total other assets                                               166,264           174,746
                                                                 -----------       -----------
TOTAL ASSETS                                                     $ 2,117,047       $ 2,274,956
                                                                 ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                       $    73,596       $    93,010
  Interest payable                                                    60,334            67,416
  Current portion of long-term debt                                  186,173           155,632
                                                                 -----------       -----------

    Total current liabilities                                        320,103           316,058
                                                                 -----------       -----------

NON-CURRENT LIABILITIES:
  Long-term debt                                                   1,243,060         1,429,233
  Other                                                                2,172             1,927
                                                                 -----------       -----------

    Total non-current liabilities                                  1,245,232         1,431,160
                                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES                                                  1,565,335         1,747,218
                                                                 -----------       -----------

PARTNERS' EQUITY                                                     551,712           527,738
                                                                 -----------       -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                           $ 2,117,047       $ 2,274,956
                                                                 ===========       ===========

        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)

                                              2001            2000            1999
                                           ---------       ---------       ---------
OPERATING REVENUES:
  Capacity                                 $ 409,633       $ 410,938       $ 407,429
  Electric                                   184,707         177,989         196,301
  Steam and other                             16,473          15,620          13,622
                                           ---------       ---------       ---------

    Total operating revenues                 610,813         604,547         617,352
                                           ---------       ---------       ---------

OPERATING EXPENSES:
  Fuel costs                                 288,167         232,127         244,350
  Depreciation                                92,176          93,916          95,350
  Operations                                  16,082          15,117          14,699
  Maintenance                                 13,739          13,907          12,076
  Property and single business taxes          26,410          26,860          25,744
  Administrative, selling and general         16,404           9,807           9,249
                                           ---------       ---------       ---------

    Total operating expenses                 452,978         391,734         401,468
                                           ---------       ---------       ---------

OPERATING INCOME                             157,835         212,813         215,884
                                           ---------       ---------       ---------

OTHER INCOME (EXPENSE):
  Interest and other income                   16,725          24,211          19,913
  Interest expense                          (126,296)       (146,903)       (155,728)
                                           ---------       ---------       ---------

    Total other income (expense), net       (109,571)       (122,692)       (135,815)
                                           ---------       ---------       ---------

NET INCOME                                 $  48,264       $  90,121       $  80,069
                                           =========       =========       =========

        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)

                                                      General         Limited
                                                      Partners       Partners         Total
                                                     ---------       --------       ---------
BALANCE, DECEMBER 31, 1998                           $ 299,927       $ 57,621       $ 357,548

     Net income                                         69,711         10,358          80,069
                                                     ---------       --------       ---------

BALANCE, DECEMBER 31, 1999                           $ 369,638       $ 67,979       $ 437,617

     Net income                                         78,462         11,659          90,121
                                                     ---------       --------       ---------

BALANCE, DECEMBER 31, 2000                           $ 448,100       $ 79,638       $ 527,738

Comprehensive Income
     Net Income                                         42,020          6,244          48,264

     Other Comprehensive Income
        Cumulative effect of accounting change          13,688          2,034          15,722
        Unrealized loss on hedging activities          (42,444)        (6,307)        (48,751)
        Reclassification adjustments recognized
           in net income above                           7,608          1,131           8,739
                                                     ---------       --------       ---------
        Total other comprehensive income               (21,148)        (3,142)        (24,290)

     Total Comprehensive Income                         20,872          3,102          23,974
                                                     ---------       --------       ---------

BALANCE, DECEMBER 31, 2001                           $ 468,972       $ 82,740       $ 551,712
                                                     =========       ========       =========

        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)

                                                                                     2001            2000            1999
                                                                                  ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $  48,264       $  90,121       $  80,069

  Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation and amortization                                                      93,835          95,295          96,359
  (Increase) decrease in accounts and notes receivable                               55,127         (65,629)        (14,453)
  (Increase) decrease in gas inventory                                               (5,225)           (996)          1,666
  (Increase) decrease in unamortized property taxes                                    (415)            599          (1,067)
  (Increase) in prepaid expenses and other                                          (26,587)         (1,817)         (1,937)
  (Increase) decrease in prepaid gas costs, materials and supplies                    8,414             760          (3,221)
  Increase (decrease) in accounts payable, accrued and other liabilities            (43,704)         33,040            (748)
  Decrease in interest payable                                                       (7,082)         (8,703)         (2,840)
  Increase in other non-current liabilities                                             245             381             556
                                                                                  ---------       ---------       ---------
    Net cash provided by operating activities                                       122,872         143,051         154,384
                                                                                  ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant modifications and purchases of plant and equipment                          (30,530)        (33,082)        (53,838)
                                                                                  ---------       ---------       ---------
    Net cash used in investing activities                                           (30,530)        (33,082)        (53,838)
                                                                                  ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of financing obligation                                                (155,632)       (139,095)        (64,331)
  Debt refinancing costs                                                                 --          (6,388)             --
  Maturity of restricted investment securities held-to-maturity                     538,327         282,091         336,094
  Purchase of restricted investment securities held-to-maturity                    (539,918)       (282,164)       (332,453)
                                                                                  ---------       ---------       ---------
    Net cash used in financing activities                                          (157,223)       (145,556)        (60,690)
                                                                                  ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH -
  CURRENT                                                                           (64,881)        (35,587)         39,856

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING OF PERIOD
                                                                                    206,298         241,885         202,029
                                                                                  ---------       ---------       ---------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF PERIOD
                                                                                  $ 141,417       $ 206,298       $ 241,885
                                                                                  =========       =========       =========

        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   THE PARTNERSHIP AND ASSOCIATED RISKS

      Midland Cogeneration Venture Limited Partnership ("MCV") was organized to construct, own and operate a combined-cycle, gas-fired cogeneration facility (the "Facility") located in Midland, Michigan. MCV was formed on January 27, 1987, and the Facility entered into commercial operation in 1990. The Partners, their respective equity interests and interests in the profit and losses of the Partnership and transactions between MCV and affiliates of the Partners are discussed in Note 8.

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

      The Facility was originally designed to provide approximately 1,370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. Subsequent improvements to the Facility have increased net electrical generating capacity to approximately 1,500 MW. MCV has entered into three principal energy sales agreements. MCV has contracted to supply up to 1,240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company ("Consumers") under the Power Purchase Agreement ("PPA"), for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). From time to time, MCV enters into other sales agreements for the sale of excess capacity and/or energy available above MCV's internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' honoring its obligations under the PPA with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

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

      The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. During 2001, the Facility achieved a Thermal Percentage of 18.3% and a PURPA Efficiency Percentage of 47.0%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2002 and beyond.

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

      In 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. In 2001, the United States Court of Appeals ("Appellate Court") vacated the U.S. District Court's 1999 summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties' dispute is hypothetical at this point in time and the QFs' (including MCV) claims are premised on speculation about how an order might be interpreted by a future MPSC.

      MCV continues to monitor and participate in these industry restructuring matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV Management cannot, at this time, predict the impact or outcome of these matters.

(2)   SIGNIFICANT ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a discussion of MCV's significant accounting policies.

      Principles of Consolidation

      The consolidated financial statements include the accounts of MCV and its wholly owned subsidiaries. All material transactions and balances among entities, which comprise MCV, have been eliminated in the consolidated financial statements.

      Revenue Recognition

      MCV recognizes revenue for the sale of variable energy and fixed energy when delivered (see Note 6). Capacity and other installment revenues are recognized based on plant availability or other contractual arrangements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Fuel Costs

      MCV's fuel costs are those costs associated with securing natural gas and, transportation and storage services necessary to generate electricity and steam from the Facility. These costs are recognized in the income statement based upon actual volumes burned to produce the delivered energy. In addition, MCV engages in certain cost mitigation activities to offset the fixed charges MCV incurs for these activities. The gains or losses resulting from these activities have resulted in net gains of approximately $5.5 million, $6.1 million and $4.7 million for the years ended 2001, 2000 and 1999, respectively. These net gains are reflected as a component of fuel costs.

      Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. In the years 2001 and 2000, MCV estimates these transactions resulted in net savings of approximately $7 million and $9 million, respectively, a portion of which will be realized in reduced maintenance expenditures in future years. MCV anticipates using the same or similar transactions in the future to mitigate the impacts of high market gas prices, if circumstances warrant such use.

      Inventory

      MCV's inventory of natural gas is stated at the lower of cost or market, and valued using the last-in, first-out ("LIFO") method. Inventory includes the costs of purchased gas, variable transportation and storage. The amount of reserve to reduce inventories from first-in, first-out ("FIFO") basis to the LIFO basis at December 31, 2001 and 2000, was $6.8 million and $3.8 million, respectively. Inventory cost, determined on a FIFO basis, approximates current replacement cost.

      Materials and Supplies

      Materials and supplies are stated at the lower of cost or market using the weighted average cost method.

      Depreciation

      Plant, equipment and pipeline are valued at cost for new construction and at the asset transfer price for purchased and contributed assets, and are depreciated using the straight-line method over an estimated useful life of 3 to 35 years. Major renewals and replacements, which extend the useful life of plant and equipment are capitalized, while maintenance and repairs are expensed when incurred. Major equipment overhauls are capitalized and amortized to the next equipment overhaul. Personal property is depreciated using the straight-line method over an estimated useful life of 3 to 15 years. The cost to remove an asset is assumed to equal the proceeds of any asset disposition. The cost of assets and related accumulated depreciation are removed from the accounts when sold or retired, and any resulting gain or loss reflected in operating income.

      Effective July 1, 2000, MCV made two accounting estimate changes. First, MCV prospectively revised the remaining estimated useful lives of certain components of the gas turbines and certain related capital spare parts to more closely reflect the expected economic useful lives based upon current operating performance. Secondly, MCV prospectively revised its amortization of the payments for the hot gas path parts under the amended Service Agreement so as to better match the cost of replacement parts used in the gas turbines with the expected completion date under the amended Service Agreement. The effect of these changes in accounting estimate resulted in a decrease in operating expenses of approximately $7.2 million and $3.6 million for the years ended December 31, 2001 and December 31, 2000, respectively.

      Federal Income Tax

      MCV is not subject to Federal income tax. Partnership earnings are taxed directly to each individual partner.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Statement of Cash Flows

      All liquid investments purchased with a maturity of three months or less at time of purchase are considered to be current cash equivalents.

      Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of December 31, 2001 and December 31, 2000 have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting such financing obligation.

      Accounting for Derivative Instruments and Hedging Activities

      Effective January 1, 2001, MCV adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June, 1998 and then amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133" (collectively referred to as "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

            Electric Sales Contracts

            On June 27, 2001, and subsequently on December 19, 2001, the Financial Accounting Standards Board ("FASB") issued final guidance extending the normal purchase and sales exception to electric power purchase or sales agreements that meet specific criteria. MCV believes that its power supply agreements meet these criteria and as such, does not record the fair value of these contracts on its balance sheet.

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

            To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV maintains a foreign currency hedging program. Under this program, MCV periodically enters into forward purchase contracts for Swiss francs. Under SFAS No. 133, the forward foreign currency exchange contracts qualify as fair value hedges, since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these forward contracts as well as the change in value of the firm commitment are to be recognized currently in earnings. Since the currency, notional amounts and maturity dates on the hedged transactions and forward contracts essentially match, the January 1, 2001, adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change and is expected to have an immaterial earnings impact on an ongoing basis. The final gains and losses on these transactions, accounted for as hedges, will be included in the measurement of the underlying capitalized major renewal costs when incurred. As of December 31, 2001,

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

            MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, this hedge is considered highly effective, therefore, there is no material gain or loss recognized during the period ended December 31, 2001. As of December 31, 2000, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $10.0 million, with a deferred $.3 million gain recorded in current liabilities. These contracts were closed and settled in January 2001.

            Natural Gas Supply Contracts, Futures and Options

            MCV Management believes that its long-term natural gas contracts qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet.

            On September 19, 2001 the FASB cleared the implementation guidance regarding natural gas commodity contracts, which combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception while the option contract would be treated as a derivative under SFAS No. 133, with changes in fair value recorded through earnings. This guidance will become effective April 1, 2002. MCV currently has nine long-term gas contracts that contain both an option and forward component. MCV is currently working to reduce the quantity of gas presently contained in these contracts, which will reduce the potential earnings volatility. At this time it is not possible to predict the mark to market amount that will be recorded in the future in MCV's earnings.

            To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas futures and option contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized principally to secure anticipated natural gas requirements necessary for projected electric and steam sales and to lock in sales prices of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements.

            These financial instruments are derivatives under SFAS No. 133 and the contracts that are utilized to secure the anticipated natural gas requirements necessary for projected electric sales qualify as cash flow hedges under SFAS No. 133, since they hedge the price risk associated with the cost of natural gas. MCV also engages in cost mitigation activities to offset the fixed charges MCV incurs in operating the Facility. These cost mitigation activities include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these cost mitigation activities are not considered a normal course of business for MCV and as such do not qualify as hedges under SFAS No. 133. Therefore, the resulting mark to market gains and losses from cost mitigation activities are flowed through MCV's earnings.

            Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in "Prepaid expenses and other," was $32.0 million and $3.8 million as of December 31, 2001 and December 31, 2000, respectively.

            Effective January 1, 2001, MCV's gains and losses on futures contracts qualifying as hedges are recorded as a component of other comprehensive income and will be offset by the corresponding underlying transaction and then included in operating expenses in the same period the natural gas is burned to operate the Facility. MCV's gains and losses on futures and options contracts that do not qualify as hedges are recognized currently in earnings with no offsetting physical gas purchase. This could cause increased earnings volatility when these contracts are adjusted to fair value in earnings with no offsetting transaction. Under the transition rules of SFAS No. 133, on January 1, 2001, the cumulative effect accounting gain related to the fair value of the derivative instruments held for cost mitigation activities and derivatives that do not qualify for hedge accounting, has been reflected in other comprehensive income based on previous hedging relationships. These futures and options totaled 1.9 bcf with a total fair value loss of $2.2 million. Fair value changes in

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

            these contracts were recognized currently in income and the amount reflected in other comprehensive income was reclassified to income when the original underlying transactions occurred during the first quarter of 2001. The adoption of SFAS No. 133 resulted in a total cumulative effect accounting gain, including cost mitigation activities, of $15.7 million, which was recognized in other comprehensive income.

            For the twelve month period ended December 31, 2001, MCV has recognized in other comprehensive income, an unrealized and realized $40.0 million decrease on futures contracts which are hedges of forecasted purchases for plant use of market priced gas, resulting in a $24.3 million loss balance in other comprehensive income as of December 31, 2001. This balance represents natural gas futures and options with maturity dates ranging from one to fifteen months of which $24.0 million of this loss is expected to be reclassified into earnings within the next twelve months. As of December 31, 2001, the outstanding derivative liability in "Accounts payable and accrued liabilities" is $22.6 million. For the twelve months ended December 31, 2001, MCV's has recorded a net $6.6 million loss in earnings from hedging activities related to MCV natural gas requirements for Facility operations, which includes a $.4 million gain which was reclassified into earnings as a result of the discontinuance of several cash flow hedges since it was probable that the original forecasted transaction would not occur. In addition, for the twelve months ended December 31, 2001, MCV has recorded a net $1.0 million loss in earnings from cost mitigation activities.

            MCV has two long-term natural gas supply contracts with affiliates of the Enron Corporation ("Enron"), which has filed voluntary bankruptcy petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Both of these contracts have been accounted for under SFAS No. 133 as normal purchases exempt from mark to market accounting under the normal purchases and normal sales exception. In December 2001, due to the uncertain nature of the future viability of these contracts MCV expensed $8.2 million of unamortized prepaid gas costs associated with one of the Enron contracts.

            Interest Rate Swaps

            To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts. Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in "Prepaid expenses and other", was approximately $30,000 and $.4 million as of December 31, 2001 and December 31, 2000.

            The January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change gain recognized in other comprehensive income and is expected to have an immaterial earnings impact on an ongoing basis. As of December 31, 2001, MCV did not have any interest rate swap transactions outstanding which qualified for cash flow hedge accounting, while for the year ended December 31, 2000 MCV had a net loss of approximately $.1 million recorded in Prepaid expenses and other.

            MCV has one interest rate swap, with a notional amount of $20 million and a period of performance that extends until December 1, 2002, which does not qualify as a hedge under SFAS No. 133. The gains and losses on this swap are recorded currently in earnings. For the twelve months ended December 31, 2001, MCV recorded a $1.1 million gain in earnings.

      New Accounting Rules

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This is done by capitalizing the estimated asset retirement cost which will then be depreciated over the life of the asset. This standard is effective for fiscal years beginning after June 15, 2002. MCV has reviewed its current commitments and key contracts to operate the MCV Facility. Based on this review, MCV finds no material asset retirement obligations that need to be accrued upon the adoption of this standard.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144, amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. The standard is effective beginning January 1, 2002. At this time, MCV does not anticipate this standard will have a significant impact on MCV's financial position.

      Reclassifications

      Certain prior year amounts have been reclassified for comparative purposes. These reclassifications have no effect on net income.

(3) RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-MATURITY

      Current and non-current restricted cash and cash equivalents consist of the following at December 31 (in thousands):

            Current:                                                2001          2000
                                                                  --------      --------
            Funds restricted for plant modifications              $    787      $    748
                                                                  ========      ========

            Non-current:
            Funds restricted for rental payments pursuant to
              the Overall Lease Transaction                       $139,301      $137,942

            Funds restricted for management non-qualified
              plans                                                  2,166         1,934
                                                                  --------      --------

            Total                                                 $141,467      $139,876
                                                                  ========      ========

(4)   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following at December 31 (in thousands):

                                                                    2001          2000
                                                                  --------      --------
            Accounts payable
               Related parties                                    $ 10,918      $ 18,144
               Trade creditors                                      24,678        41,601
            Property and single business taxes                      12,946        13,560
            Other                                                   25,054        19,705
                                                                  --------      --------

            Total                                                 $ 73,596      $ 93,010
                                                                  ========      ========

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(5)   LONG-TERM DEBT

      Long-term debt consists of the following at December 31 (in thousands):

                                                                  2001              2000
                                                              -----------       -----------
            Financing obligation, maturing through 2015,
            payable in semi-annual installments of
            principal and interest, secured by property,
            plant and equipment                               $ 1,429,233       $ 1,584,865

            Less current portion                                 (186,173)         (155,632)
                                                              -----------       -----------

            Total long-term debt                              $ 1,243,060       $ 1,429,233
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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Under the terms of the Overall Lease Transaction, approximately $18.6 million of transaction costs were a liability of MCV and have been recorded as a deferred cost. Financing costs incurred with the issuance of debt are deferred and amortized using the interest method over the remaining portion of the 25-year lease term. In 2000, MCV also incurred approximately $6.4 million of debt refinancing fees associated with the refinancing of the tax exempt bonds. Deferred financing costs of approximately $1.7 million, $1.4 million and $1.0 million were amortized in the years 2001, 2000 and 1999, respectively.

      Interest and fees incurred related to long-term debt arrangements during 2001, 2000 and 1999 were $124.6 million, $142.5 million and $154.7 million, respectively. In addition, as of December 31, 2000, MCV has expensed approximately $3.0 million of costs associated with MCV's refinancing of its tax-exempt bonds.

      Interest and fees paid during 2001, 2000 and 1999 were $131.7 million, $151.3 million and $157.5 million, respectively.

      Minimum payments due under these long-term debt arrangements over the next five years are (in thousands):

                      Principal      Interest         Total
                      ---------     ----------      ----------
            2002      $182,084      $  122,002      $  304,086
            2003        93,928         114,963         208,891
            2004       134,576         108,233         242,809
            2005        76,547          97,836         174,383
            2006        63,459          92,515         155,974
                      --------      ----------      ----------

                      $550,594      $  535,549      $1,086,143
                      ========      ==========      ==========

      Revolving Credit Agreement

      MCV has also entered into a revolving credit agreement with the Bank of Montreal ("Working Capital Lender"), which expires August 31, 2002. Under the terms of the existing agreement, MCV can borrow up to the $45 million commitment, in the form of revolving credit loans or letters of credit secured by MCV's natural gas inventory and earned receivables. Outstanding borrowings under this agreement are limited to 90% of earned accounts receivable. During 2001, MCV did not utilize the Working Capital Facility, except for letters of credit associated with normal business practice. At December 31, 2001, MCV had letters of credit outstanding of $17.3 million related to gas purchase transactions.

      Intercreditor Agreement

      MCV has also entered into an Intercreditor Agreement with the Owner Trustee, Working Capital Lender, First Trust Michigan as Collateral Agent ("Collateral Agent") and the Senior and Subordinated Indenture Trustees. Under the terms of this agreement, MCV is required to deposit all revenues derived from the operation of the Facility with the Collateral Agent for purposes of paying operating expenses and rent. In addition, these funds are required to pay construction modification costs and to secure future rent payments. As of December 31, 2001, MCV has deposited $139.3 million into the reserve account and $.8 million into the construction repair account. The reserve account is to be maintained at not less than $40 million nor more than $137 million (or debt portion of next succeeding basic rent payment, whichever is greater). Excess funds in the reserve account are periodically transferred to MCV. This agreement also contains provisions governing the distribution of revenues and rents due under the Overall Lease Transaction, and establishes the priority of payment among the Owner Trusts, creditors of the Owner Trusts, creditors of MCV and the Partnership.

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

      Gas Supply Agreements

      MCV has entered into gas purchase agreements with various producers for the supply of natural gas. The current contracted volume totals 197,525 MMBtu per day annual average for 2002. As of January 1, 2002, gas contracts with U.S. suppliers provide for the purchase of 118,288 MMBtu per day while gas contracts with Canadian suppliers provide for the purchase of 79,237 MMBtu per day. Some of these contracts require MCV to pay for a minimum amount of natural gas per year, whether or not taken. The estimated minimum commitments under these contracts based on current long term prices for gas for the years 2002 through 2006 are $168.5 million, $190.0 million, $205.3 million, $227.8 million and $240.7 million, respectively. A portion of these payments may be utilized in future years to offset the cost of quantities of natural gas taken above the minimum amounts.

      Gas Transportation Agreements

      MCV has entered into firm natural gas transportation agreements with various pipeline companies. These agreements require MCV to pay certain reservation charges in order to reserve the transportation capacity. MCV incurred reservation charges in 2001, 2000 and 1999, of $36.2 million, $35.6 million and $35.3 million,

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      respectively. The estimated minimum reservation charges required under these agreements for each of the years 2002 through 2006 are $35.2 million, $35.0 million, $35.0 million, $33.9 million and $30.1 million, respectively. These projections are based on current commitments.

      Gas Turbine Service Agreement

      MCV entered into a service agreement, as amended, with Alstom, which commenced on January 1, 1990 and will expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009. Under the terms of this agreement, Alstom sold MCV an initial inventory of spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. Upon termination of the Service Agreement (except for nonperformance by Alstom), MCV must pay a cancellation payment. MCV and Alstom amended the Service Agreement, effective December 31, 1993, to include the supply of hot gas path parts. Under the amended Service Agreement, Alstom provides hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections which are expected to be completed in 2002. In January 1998, MCV and Alstom amended the length of the amended Service Agreement to extend through the sixth series of major GTG inspections, which are expected to be completed by year end 2008, for a lump sum fixed price covering the entire term of the amended Service Agreement of $266.5 million (in 1993 dollars, which is adjusted based on exchange rates and Swiss inflation indices), payable on the basis of operating hours as they occur over the same period. MCV has made payments totaling approximately $161.5 million under this amended Service Agreement through December 31, 2001.

      In addition, MCV also purchased and installed from Alstom 11NM GTG upgrade packages for all twelve of the gas turbine generators for $44.3 million. The upgrade packages on all twelve gas turbines have added to available capacity and significantly improved the efficiency of the Facility. Maintenance and spare parts for the upgrade packages are covered by the amended Service Agreement.

      Steam Turbine Service Agreement

      MCV entered into a nine year Steam Turbine Maintenance Agreement with General Electric Company effective January 1, 1995, which is designed to improve unit reliability, increase availability and minimize unanticipated maintenance costs. In addition, this contract includes performance incentives and penalties, which are based on the length of each scheduled outage and the number of forced outages during a calendar year. MCV is making monthly payments over the life of the contract, which will total $13.0 million (in 1995 dollars) over the nine year term.

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

      Gas Turbine Generator Compressor Blade Agreement

      MCV has entered into an agreement with MTS Machinery Tools & Services AG ("MTS"), effective January 18, 2002. Under this agreement MTS will redesign, manufacture and install new design compressor blades in MCV's twelve GTG's, which is expected to increase the overall electrical capacity and efficiency of each GTG. MCV has the right to terminate the agreement after the installation of the first set of new compressor

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      blades. The cost of this project to upgrade all twelve GTG's, including the purchase of spare parts, is approximately $32.7 million, in 2001 dollars, payable based upon performance milestones. The first set of compressor blades is expected to be installed by the third quarter of 2003, and if successful, the remaining eleven sets would be installed during the fifth series of major GTG inspections, which are expected to be completed by the third quarter of 2006.

(7)   RETIREMENT BENEFITS

      Postretirement Health Care Plans

      In 1992, MCV established defined cost postretirement health care plans that cover all full-time employees, excluding key management. The plans provide health care credits, which can be utilized to purchase medical plan coverage and pay qualified health care expenses. Participants become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The plans granted retroactive benefits for all employees hired prior to January 1, 1992. This prior service cost has been amortized to expense over a five year period. MCV annually funds the current year service and interest cost as well as amortization of prior service cost to both qualified and non-qualified trusts.

      The following table reconciles the change in the plans' benefit obligation and change in plan assets as reflected on the balance sheet as of December 31 (in thousands):

                                                                  2001           2000
                                                                --------       --------
            CHANGE IN BENEFIT OBLIGATION
            Benefit obligation at beginning of year             $1,937.6       $1,586.0
            Service cost                                           173.5          155.3
            Interest cost                                          142.9          134.9
            Unrecognized prior service cost                        199.0           66.0
            Actuarial gain (loss)                                  (43.3)            --
            Benefits paid during year                               (4.6)          (4.6)
                                                                --------       --------
            Benefit obligation at end of year                    2,405.1        1,937.6
                                                                --------       --------

            CHANGE IN PLAN ASSETS
            Fair value of plan assets at beginning of year       2,015.4        2,067.9
            Actual return on plan assets                          (153.4)         (47.9)
            Employer contribution                                  230.6             --
            Benefits paid during year                               (4.6)          (4.6)
                                                                --------       --------
            Fair value of plan assets at end of year             2,088.0        2,015.4
                                                                --------       --------

            Unfunded (funded) status                               317.1          (77.8)
            Unrecognized prior service cost                       (199.0)            --
            Unrecognized net gain (loss)                          (118.1)         175.8
                                                                --------       --------
            Accrued benefit cost                                $     --       $   98.0
                                                                ========       ========

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Net periodic postretirement health care cost for years ending December 31, included the following components (in thousands):

                                                                   2001          2000          1999
                                                                 -------       -------       -------
            COMPONENTS OF NET PERIODIC BENEFIT COST
            Service cost                                         $ 173.5       $ 155.3       $ 198.4
            Interest cost                                          142.9         134.9         117.3
            Expected return on plan assets                        (171.3)       (175.7)       (146.5)
            Amortization of unrecognized net (gain) or loss        (12.6)        (16.5)         (4.3)
                                                                 -------       -------       -------

            Net periodic benefit cost                            $ 132.5       $  98.0       $ 164.9
                                                                 =======       =======       =======

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                               1-Percentage-Point    1-Percentage
                                                                                  Increase          Point Decrease
                                                                               ------------------   --------------
                  Effect on total of service and interest cost components         $      41.0        $       36.6
                  Effect on postretirement benefit obligation                     $     294.4        $      253.3

      Assumptions used in accounting for the Post-Retirement Health Care Plan were as follows:

                                                                     2001               2000             1999
                                                                     ----               ----             ----
              Discount rate                                          7.25%              7.50%            7.75%
              Long-term rate of return on plan assets                8.00%              8.50%            8.50%
              Inflation benefit amount
                  1998 through 2004                                  0.00%              0.00%            4.00%
                  2005 and later years                               4.00%              4.00%            4.00%

      Retirement and Savings Plans

      MCV sponsors a defined contribution retirement plan covering all employees. Under the terms of the plan, MCV makes contributions to the plan of either five or ten percent of an employee's eligible annual compensation dependent upon the employee's age. MCV also sponsors a 401(k) savings plan for employees. Contributions and costs for this plan are based on matching an employee's savings up to a maximum level. In 2001, 2000 and 1999, MCV contributed $1.1 million in each of these three years under these plans.

      Supplemental Retirement Benefits

      MCV provides supplemental retirement, postretirement health care and excess benefit plans for key management. These plans are not qualified plans under the Internal Revenue Code; therefore, earnings of the trusts maintained by MCV to fund these plans are taxable to the Partners and trust assets are included in the assets of MCV.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

(8)   PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

      The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at December 31, 2001, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of December 31, 2001, 2000 and 1999, and for each of the twelve month periods ended December 31 (in thousands).

  Beneficial Owner, Equity Partner,
    Type of Partner and Nature of            Equity                Related Party Transactions and
            Related Party                   Interest     Interest              Agreements                 2001      2000      1999
------------------------------------------------------------------------------------------------------------------------------------
CMS Energy Company
CMS Midland, Inc.                           $270,338       49.0%   Power purchase agreements            $550,477  $568,838  $585,838
 General Partner; wholly-owned              --------       -----   Purchases under gas transportation     24,059    23,295    20,158
 subsidiary of Consumers Energy                                    agreements
 Company                                                           Purchases under spot gas agreements     3,756     4,735       991
                                                                   Purchases under gas supply
                                                                   agreements                             10,725    12,679    10,187
                                                                   Gas storage agreement                   2,563     2,563     2,563
                                                                   Land lease/easement agreements            600       600       600
                                                                   Accounts receivable                    48,843    43,278    48,697
                                                                   Accounts payable                        4,772     5,560     7,845
                                                                   Sales under spot gas agreements         7,107    10,521     1,805
El Paso Corporation                         $ 94,587       18.1%
Source Midland Limited Partnership                                 Purchase under gas transportation      13,653    14,229    13,581
("SMLP") General Partner; owned by                                 agreements
subsidiaries of El Paso Corporation (1)                            Purchases under spot gas agreement     45,130    21,563     6,892
                                                                   Purchases under gas supply
                                                                   agreement                               5,912     5,248     4,528
                                                                   Gas agency agreement                    1,989     2,361     1,898
                                                                   Deferred reservation charges under      7,880     6,895     5,910
                                                                   gas purchase agreement
                                                                   Accounts receivable                        --    11,481       738
                                                                   Accounts payable                        5,198    11,839     2,602
                                                                   Sales under spot gas agreements        28,451    14,815     3,473
                                                                   Partner cash withdrawal (including     56,714    50,886    21,049
                                                                   accrued interest) (2)

El Paso Midland, Inc. ("El Paso Midland")     56,752       10.9    See related party activity listed
 (formerly known as Coastal Midland, Inc.)                         under SMLP.
 General Partner; wholly-owned subsidiary
 of El Paso Corporation (1)

MEI Limited Partnership ("MEI")                                    See related party activity listed
 A General and Limited Partner;                                    under SMLP.
 50% interest owned by El Paso Midland,
 Inc. and 50% interest owned by SMLP (1)
     General Partnership Interest             47,295        9.1
     Limited Partnership Interest              4,728         .9

Micogen Limited Partnership                   23,646        4.5    See related party activity listed
 ("MLP") Limited Partner, owned                                    under SMLP.
 subsidiaries of El Paso Corporation (1)
                                            --------     ------
    Total El Paso Corporation               $227,008       43.5%
                                            ========     ======

The Dow Chemical Company
The Dow Chemical Company                    $ 54,365        7.5%   Steam and electric power agreement     33,727    31,319    26,897
 Limited Partner                            ========     ======    Steam purchase agreement - Dow          3,781     3,615     3,329
                                                                   Corning Corp (affiliate)
                                                                   Purchases under demineralized water     6,913     6,570     6,375
                                                                   supply agreement
                                                                   Accounts receivable                     3,191     3,536     2,772
                                                                   Accounts payable                          948       745       649
                                                                   Standby and backup fees                   696       676       656
Alanna Corporation
Alanna Corporation                          $      1(3)  .00001%   Note receivable                             1         1         1
  Limited Partner; wholly-owned             ========     ======
  subsidiary of Alanna Holdings
  Corporation

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

                                       MIDLAND COGENERATION VENTURE
                                            LIMITED PARTNERSHIP

Date: March 25, 2002                   By /s/ James M. Kevra
                                          -------------------------------------
                                                    James M. Kevra
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                              Title                                        Date
---------                              -----                                        ----
/s/ James M. Kevra                     President and Chief Executive Officer        March 25, 2002
-------------------------------        (Principal Executive Officer)
James M. Kevra

/s/ Stephen A. Shulman                 Chief Financial Officer and Treasurer        March 25, 2002
-------------------------------        (Principal Financial Officer)
Stephen A. Shulman

/s/ James M. Rajewski                  Vice President and Controller                March 25, 2002
-------------------------------        (Principal Accounting Officer)
James M. Rajewski

/s/ William T. McCormick, Jr.          Chairman, Management Committee               March 25, 2002
-------------------------------
William T. McCormick, Jr.

/s/ John J. O'Rourke                   Member, Management Committee                 March 25, 2002
-------------------------------
John J. O'Rourke

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
                  --------------------------------------------------------------
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

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
                  --------------------------------------------------------------
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

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
                  --------------------------------------------------------------
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
                  1987 between MCV and The Dow Chemical Company ((a), (Exhibit
                  10.31)).

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
                  --------------------------------------------------------------
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

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
                  --------------------------------------------------------------
10.29       -     Consent and Agreement, dated as of June 1, 1990, between
                  Consumers Power Company, MCV, Shawmut Bank, as Owner Trustee,
                  Meridian Trust Company and United States Trust Company ((a),
                  (Exhibit 10.35)).

10.30       -     Natural Gas Purchase Agreement, dated as of May 1, 1989
                  between Northern Michigan Gas Exploration Company ("Nomeco"),
                  CMS Energy Corporation and MCV ((a), (Exhibit 10.39)).

10.30 (a)   -     Amendment dated March 1, 1992 to the Natural Gas Purchase
                  Agreement dated as of May 1, 1989 between Nomeco, CMS Energy
                  Corporation and MCV ((e), (Exhibit 10.95)).

10.30 (b)   -     Amendment dated May 11, 1994 to the Natural Gas Purchase
                  Agreement dated as of May 1, 1989 between Nomeco, CMS Energy and MCV,((f), (Exhibit 10.29(b)).

10.31       -     Natural Gas Purchase Agreement, dated as of May 13, 1988
                  between ANR Production Company and MCV ((a), (Exhibit 10.41)).

10.32       -     Natural Gas Purchase Contract dated August 18, 1994, between
                  Coastal Gas Marketing and MCV ((f), (Exhibit 10.32)).

10.33       -     Natural Gas Purchase Agreement, dated May 1, 1989 between
                  CoEnergy Trading Company (previously Northern Michigan Gas
                  Exploration Company before being assigned to CoEnergy Trading
                  Company on March 14, 1995) and MCV ((a), (Exhibit 10.40)).

10.34       -     Natural Gas Purchase Agreement, dated February 1, 1992 between
                  CoEnergy Trading Company (previously Nomeco Oil and Gas
                  Company before being assigned to CoEnergy Trading Company on
                  July 22, 1994) and MCV ((d), (Exhibit 10.84)).

10.35       -     Natural Gas Purchase Agreement, dated as of June 2, 1997
                  between MCV and CMS Marketing, Services and Trading Company
                  ((h), (Exhibit 10.33)).

10.36       -     Gas Sales Agreement, dated July 1, 1999, between MCV and CMS
                  Marketing Services and Trading Company ((k), (Exhibit 10.0)).

10.37       -     Gas Sales Agreement, dated November 15, 1998, between MCV and
                  Engage Energy US, L.P. ((l), (Exhibit 10.37)).

10.38       -     Gas Sales Agreement, dated September 20, 1999, between MCV and
                  Engage Energy US, L.P. ((l), (Exhibit 10.38)).

10.39       -     Long Term Gas Agreement, dated September 1, 2000, between MCV and Coastal Merchant Energy, L.P. ((m), (Exhibit 10.39)).

10.40       -     Long Term Gas Agreement, dated October 10, 2000, between MCV and El Paso Merchant Energy Gas, L.P., as amended. ((m),
                  (Exhibit 10.40)).

10.41       -     Long Term Gas Agreement, dated October 10, 2000, between MCV and CMS Marketing, Services and Trading Company. ((m),
                  (Exhibit 10.41)).

10.42       -     Long Term Gas Agreement, dated October 5, 2001, between MCV and El Paso Merchant Energy, LP. [L038].

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
                  --------------------------------------------------------------
10.43       -     Long Term Gas Agreement, dated October 5, 2001, between MCV and CMS Marketing, Services and Trading Company. [L039].

10.44       -     Transportation Service Agreement, dated as of May 25, 1988 between Great Lakes Gas Transmission Company and MCV and
                  letter agreements dated May 25, 1988 and May 26, 1988 ((a),
                  (Exhibit 10.60)).

10.45       -     Transportation Agreement (#17800) dated November 24, 1993
                  between ANR Pipeline Company and MCV ((f), (Exhibit 10.35)).

10.46       -     Transportation Agreement (#17850) dated November 24, 1993
                  between ANR Pipeline Company and MCV ((f), (Exhibit 10.36)).

10.47       -     Gas Transportation Agreement (Firm Service), dated as of March
                  2, 1988, between Michigan Gas Storage and MCV and amendment thereto dated September 21, 1988 ((a), (Exhibit 10.64)).

10.48       -     Transportation Agreement (Firm Contract #011456), dated as of
                  May 1, 1993 between Panhandle Eastern Pipeline Company and
                  MCV, as amended ((e), (Exhibit 10.90)).

10.49       -     Transportation Agreement (Firm Contract #011457), dated as of
                  May 1, 1993 between Panhandle Eastern Pipeline Company and
                  MCV, as amended ((e), (Exhibit 10.91)).

10.50       -     Transportation Agreement (Firm Contract #011458), dated as of
                  May 1, 1993 between Panhandle Eastern Pipeline Company and
                  MCV, as amended ((e), (Exhibit 10.92)).

10.51       -     Firm Transportation Service Form of Transportation Agreement
                  (#013296), dated November 1, 1993 between Trunkline Gas
                  Company and MCV ((e), (Exhibit 10.93)).

10.52       -     Gas Exchange Agreement (Firm Service), dated as of March 2,
                  1988, between Consumers Power Company and MCV, as amended
                  September 21, 1988 ((a), (Exhibit 10.63)).

10.53       -     Gas Storage Agreement (Firm Service) between MCV and Consumers
                  Power Company dated March 2, 1988 ((a), (Exhibit 10.68)).

10.54       -     The Gas Supply Option dated as of January 27, 1987, between
                  The Dow Chemical Company and MCV ((a), (Exhibit 10.67)).

10.55       -     MCV Senior Management Incentive Plan ((i), (Exhibit 10.42)),
                  (*).

10.56       -     MCV Supplemental Retirement Plan dated July 6, 1992 ((d),
                  (Exhibit 10.87)), (*).

10.57       -     MCV Supplemental Benefit Plan dated January 1, 1989 ((d),
                  (Exhibit 10.88)), (*).

10.58       -     MCV Excess - Benefit Plan dated July 1, 1989 ((d), (Exhibit
                  10.89)), (*).

10.59       -     MCV Long-Term Incentive Plan ((i), Exhibit 10.46). (*).

21          -     Subsidiaries of Registrant -- MCV subsidiaries are in the
                  aggregate not significant subsidiaries as defined in Rule 1-02
                  (v) of Regulation S-X.

99.01       -     Unaudited - MCV Selected Proforma Operating Cash Flow Data for
                  the years ended 2001 and 2000.

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
            -------------------------------------------------------------------
      (a)   Incorporated by reference to MCV's registration statement on Form
            S-1 (File No. 33-37977) as the bracketed numbered exhibits.

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

      (m) Incorporated by reference to MCV's Annual Report on Form 10-K for the year ended December 31, 2000 as the bracketed numbered exhibits.

      (*)   Exhibits represent Management Contracts and Compensatory Plans and
            Arrangements.