Form 10-Q
period 2002-03-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2002-05-09
CIK 869905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________________ to ______________________


Commission file number (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MICHIGAN                                       38-2726166
---------------------------------------              ---------------------------
    State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


   100 PROGRESS PLACE, MIDLAND, MICHIGAN                        48640
-----------------------------------------------         ----------------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         (989) 839-6000
                                                          ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                                                       March 31,
                                                                                         2002             December 31,
ASSETS                                                                                (Unaudited)             2001
------                                                                              ---------------      --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                        $      81,247        $    140,630
   Restricted cash and cash equivalents                                                        --                 787
   Accounts and notes receivable - related parties                                        121,872             108,780
   Accounts receivable                                                                     19,906              20,490
   Gas inventory                                                                           14,920              19,699
   Unamortized property taxes                                                              36,866              16,625
   Broker margin accounts and prepaid expenses                                             15,408              34,372
                                                                                    ---------------      --------------
     Total current assets                                                                 290,219             341,383
                                                                                    ---------------      --------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                        2,440,521           2,439,541
   Pipeline                                                                                21,431              21,398
                                                                                    ---------------      --------------
     Total property, plant and equipment                                                2,461,952           2,460,939

   Accumulated depreciation                                                              (867,679)           (851,539)
                                                                                    ---------------      --------------
     Net property, plant and equipment                                                  1,594,273           1,609,400
                                                                                    ---------------      --------------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                                      140,501             141,467
   Deferred financing costs, net of accumulated amortization of
        $14,843 and $14,463, respectively                                                  10,122              10,502
   Prepaid gas costs, materials and supplies                                               13,767              14,295
                                                                                    ---------------      --------------
     Total other assets                                                                   164,390             166,264
                                                                                    ---------------      --------------


TOTAL ASSETS                                                                          $ 2,048,882        $  2,117,047
                                                                                    ===============      ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                         $      67,812        $     73,596
   Interest payable                                                                        30,494              60,334
   Current portion of long-term debt                                                      116,844             186,173
                                                                                    ---------------      --------------
     Total current liabilities                                                            215,150             320,103
                                                                                    ---------------      --------------

NON-CURRENT LIABILITIES:
   Long-term debt                                                                       1,247,149           1,243,060
   Other                                                                                    2,275               2,172
                                                                                    ---------------      --------------
     Total non-current liabilities                                                      1,249,424           1,245,232
                                                                                    ---------------      --------------

CONTINGENCIES

TOTAL LIABILITIES                                                                       1,464,574           1,565,335
                                                                                    ---------------      --------------

PARTNERS' EQUITY                                                                          584,308             551,712
                                                                                    ---------------      --------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                              $   2,048,882        $  2,117,047
                                                                                    ===============      ==============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)



                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ------------------------------------
                                                                                     2002                2001
                                                                                ----------------    ----------------
OPERATING REVENUES:
   Capacity                                                                     $        99,544     $        99,578
   Electric                                                                              45,940              37,478
   Steam and other                                                                        3,885               4,751
                                                                                ----------------    ----------------

     Total operating revenues                                                           149,369             141,807
                                                                                ----------------    ----------------

OPERATING EXPENSES:
   Fuel costs                                                                            70,481              54,874
   Depreciation                                                                          22,098              23,514
   Operations                                                                             4,141               3,912
   Maintenance                                                                            3,541               3,693
   Property and single business taxes                                                     6,685               6,476
   Administrative, selling and general                                                    2,067               2,884
                                                                                ----------------    ----------------

     Total operating expenses                                                           109,013              95,353
                                                                                ----------------    ----------------

OPERATING INCOME                                                                         40,356              46,454
                                                                                ----------------    ----------------

OTHER INCOME (EXPENSE):
   Interest and other income                                                              1,780               5,552
   Interest expense                                                                     (30,929)            (32,195)
                                                                                ----------------    ----------------

     Total other income (expense), net                                                  (29,149)            (26,643)
                                                                                ----------------    ----------------

NET INCOME                                                                      $         11,207    $         19,811
                                                                                ================    ================




   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)

                                                                                 Three Months Ended
                                                                                   March 31, 2002
                                                                 ----------------------------------------------------
                                                                    General            Limited
                                                                   Partners            Partners            Total
                                                                 --------------     ---------------    --------------
  BALANCE, BEGINNING OF PERIOD                                     $  468,972          $  82,740        $   551,712

  Comprehensive income:

    Net income                                                          9,757              1,450             11,207

    Other comprehensive income:

       Unrealized gain on hedging activities
         since beginning of period                                     13,489              2,005             15,494


       Reclassification adjustments recognized
         in net income above                                            5,132                763              5,895
                                                                 --------------     ---------------    --------------

       Total other comprehensive income                                18,621              2,768             21,389


  Total comprehensive income                                           28,378              4,218             32,596
                                                                 --------------     ---------------    --------------

  BALANCE, END OF PERIOD                                           $  497,350          $  86,958        $   584,308
                                                                 ==============     ===============    ==============


    The accompanying condensed notes are an integral part of this statement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                         2002                  2001
                                                                                    ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $        11,207      $         19,811

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                             22,478                23,937
   (Increase) decrease in accounts receivable                                               (12,508)               50,968
   Decrease in gas inventory                                                                  4,779                 6,235
   Increase in unamortized property taxes                                                   (20,241)              (19,782)
   (Increase) decrease in broker margin accounts and prepaid expenses                        18,964                (3,453)
   Decrease in prepaid gas costs, materials and supplies                                        528                    92
   Increase (decrease) in accounts payable and accrued liabilities                           15,604               (12,995)
   Decrease in interest payable                                                             (29,840)              (35,708)
   Increase in other non-current liabilities                                                    103                   132
                                                                                    ----------------     -----------------

     Net cash provided by operating activities                                               11,074                29,237
                                                                                    ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant equipment                                      (6,971)               (9,023)
                                                                                    ----------------     -----------------

     Net cash used in investing activities                                                   (6,971)               (9,023)
                                                                                    ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                        (65,239)              (66,948)
   Maturity of restricted investment securities held-to-maturity                            143,831               144,199
   Purchase of restricted investment securities held-to-maturity                           (142,865)             (146,504)
                                                                                    ----------------     -----------------

     Net cash used in financing activities                                                  (64,273)              (69,253)
                                                                                    ----------------     -----------------

NET DECEASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT
                                                                                            (60,170)              (49,039)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING OF
   PERIOD                                                                                   141,417               206,298

                                                                                    ----------------     -----------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF PERIOD              $         81,247     $         157,259
                                                                                    ================     =================

        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes as contained in the Annual Report on Form 10-K for the year ended December 31, 2001 of Midland Cogeneration Venture Limited Partnership ("MCV"), which includes the Report of Independent Public Accountants. In the opinion of management, the unaudited information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Prior period amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of MCV and its wholly-owned subsidiaries. All material transactions and balances among entities, which comprise MCV, have been eliminated in the consolidated financial statements.


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

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the three months ended March 31, 2002, the Facility achieved a Thermal Percentage of 20.3% and a PURPA Efficiency Percentage of 47.4%. The loss of QF status could, among other things, cause the Facility to lose its

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2002 and beyond.


     The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted. In addition, beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. For the three months ended March 31, 2002 and 2001, MCV estimates that this program resulted in net savings of approximately $.2 million and $4.3 million, respectively, a portion of which will be realized in reduced maintenance expenditures in future years. MCV anticipates using the same or similar transactions in the future to mitigate the impacts of high market gas prices, if circumstances warrant such use.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(2)  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of March 31, 2002 and December 31, 2001, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

     Accounting for Derivative Instruments and Hedging Activities

     Effective January 1, 2001, MCV adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June, 1998 and then amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133" (collectively referred to as "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

       To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under this amended Service Agreement, MCV maintains a foreign currency hedging program. Under this program, MCV periodically enters into forward purchase contracts for Swiss francs. Under SFAS No. 133, the forward foreign currency exchange contracts qualify as fair value hedges, since they hedge the identifiable foreign currency commitment of the amended Service Agreement. The gains and losses on these forward contracts, as well as the change in value of the firm commitment, are to be recognized currently in earnings. Since the currency, notional amounts and maturity dates on the hedged transactions and forward contracts essentially match, the January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change and is expected to have an immaterial earnings impact on an ongoing basis. The final gains and losses on these transactions, accounted for as hedges, will be included in the measurement of the underlying capitalized major renewal costs when incurred. As of March 31, 2002 and December 31, 2001, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million and $10.0 million, respectively, these hedges are considered highly effective, therefore, there is no material gain or loss recognized during the period ended March 31, 2002 and December 31, 2001.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       Natural Gas Supply Contracts, Futures and Options
       MCV Management believes that its long-term natural gas contracts, which do not contain volume optionality, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet.

       On September 19, 2001, the FASB cleared the implementation guidance regarding natural gas commodity contracts, which combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. This guidance became effective April 1, 2002. MCV currently has nine long-term gas contracts that each contain both an option and forward component. As of April 1, 2002, MCV has not separated these contracts. As such, they will no longer be accounted for under the normal purchases and sales exception and MCV will begin mark-to-market accounting of these contracts through earnings. Based on the natural gas prices, beginning April 2002, MCV will record a $52.1 million gain for the cumulative effect of this accounting change, effective April 1, 2002. Future changes in the mark-to-market value of these contracts will be recognized currently in earnings and MCV expects these contracts will increase future earnings volatility.

       To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas futures and option contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements.

       These financial instruments are derivatives under SFAS No. 133 and the contracts that are utilized to secure the anticipated natural gas requirements necessary for projected electric sales qualify as cash flow hedges under SFAS No. 133, since they hedge the price risk associated with the cost of natural gas. MCV also engages in cost mitigation activities to offset the fixed charges MCV incurs in operating the Facility. These cost mitigation activities include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these cost mitigation activities are not considered a normal course of business for MCV and do not qualify as hedges under SFAS No. 133. Therefore, the resulting mark-to-market gains and losses from cost mitigation activities are flowed through MCV's earnings.

       Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded in "Broker margin accounts and prepaid expenses," was $14.2 million and $32.0 million as of March 31, 2002 and December 31, 2001, respectively.

       Upon the January 1, 2001 adoption of SFAS No. 133, under the transaction rules, the cumulative effect accounting gain related to the fair value of the derivative instruments held for cost mitigation activities and derivatives that do not qualify for hedge accounting, were reflected in other comprehensive income based on previous hedging relationships. These futures and options totaled 1.9 bcf with a total fair loss of $2.2 million. Fair value changes in these contracts were recognized currently in income and the amount reflected in other comprehensive income was reclassified to income when the original underlying transactions occurred during the first quarter of 2001. The adoption of SFAS No. 133 resulted in a total cumulative effect accounting gain, including cost mitigation activities of $15.7 million, which was recognized in other comprehensive income.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

       For the three month period ended March 31, 2002, MCV has recognized in other comprehensive income, an unrealized and realized $21.4 million increase on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, resulting in a net $2.9 million loss balance in other comprehensive income as of March 31, 2002. This balance represents natural gas futures and options with maturity ranging from May 2002 to December 2005 of which a $4.9 million loss is expected to be reclassified into earnings within the next twelve months. MCV also has recorded a derivative liability in "Accounts payable and accrued liabilities" in the amount of $1.9 million, representing the mark-to-market loss on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the three months ended March 31, 2002, MCV has recorded a net $5.5 million loss in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net of $.1 million gain in earnings from cost mitigation activities. For the three months ended March 31, 2001, MCV recognized an unrealized and realized $9.6 million decrease in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, resulting in a $6.1 million gain in other comprehensive income as of March 31, 2001. In addition, for the three months ended March 31, 2001, MCV recorded a net $1.7 million loss in earnings from hedging activities and cost mitigation activities.

       Interest Rate Swaps
       To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts. Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded in "Broker margin accounts and prepaid expenses," was approximately $30,000 for both of the periods ending as of March 31, 2002 and December 31, 2001.

       As of March 31, 2002 and December 31, 2001, MCV did not have any interest rate swap transactions outstanding that qualified for cash flow hedge accounting. The January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change gain recognized in other comprehensive income, and for the three months ended March 31, 2001, MCV recorded an immaterial loss in income for the cash flow hedging activity.

       MCV has one interest rate swap, with a notional amount of $20 million and a period of performance that extends until December 1, 2002, which does not qualify as a hedge under SFAS No. 133. The gains and losses on this swap are recorded currently in earnings. For the three months ended March 31, 2002 and 2001, MCV recorded an immaterial loss and a $.4 million gain in earnings, respectively.


(3)  RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES
     HELD-TO-MATURITY

     Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):

                                                                                 March 31,           December 31,
                                                                                   2002                  2001
                                                                             -----------------     -----------------
    Current:
    -------
    Funds restricted for plant modifications                                 $            --       $           787
                                                                             =================     =================

    Non-current:
    -----------
    Funds restricted for rental payments pursuant to the Overall
       Lease Transaction                                                     $       138,227       $       139,301

    Funds restricted for management non-qualified plans                                2,274                 2,166
                                                                             -----------------     -----------------

    Total                                                                    $       140,501       $       141,467
                                                                             =================     =================

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(4)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                                                 March 31,           December 31,
                                                                                   2002                  2001
                                                                             -----------------     -----------------
    Accounts payable
     Related parties                                                         $        11,958       $        10,918
     Trade creditors                                                                  24,409                24,678
    Property and single business taxes                                                27,837                12,946
    Other                                                                              3,608                25,054
                                                                             -----------------     -----------------

    Total                                                                    $        67,812       $        73,596
                                                                             =================     =================

(5)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):              March 31,           December 31,
                                                                                   2002                  2001
                                                                             -----------------     -----------------
     Financing obligation, maturing through 2015, payable in
     semi-annual installments of principal and interest, secured by
     property, plant and equipment                                           $     1,363,993       $     1,429,233

     Less current portion                                                           (116,844)             (186,173)
                                                                             -----------------     -----------------

     Total long-term debt                                                    $     1,247,149       $     1,243,060
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

     Interest and fees incurred related to long-term debt arrangements during the three months ended March 31, 2002 and 2001 were $30.5 million and $31.8 million, respectively. Interest and fees paid for the three months ended March 31, 2002 and 2001 were $60.4 million and $67.5 million, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(6)   PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at March 31, 2002, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of March 31, 2002 and 2001, and for each of the three month periods ended March 31 (in thousands).

 Beneficial Owner, Equity Partner,
Type of Partner and Nature of           Equity
Related Party                           Interest    Interest   Party Transactions and Agreements                   2002       2001
------------------------------------------------------------------------------------------------------------------------------------
CMS Energy Company
------------------
CMS Midland, Inc.                      $286,310       49.0%    Power purchase agreements                         $141,563    118,719
 General Partner; wholly-owned         ========     =======    Purchases under gas transportation agreements        5,884      6,153
 subsidiary of Consumers Energy                                Purchases under spot gas agreements                  2,142         --
 Company                                                       Purchases under gas supply agreements                   --      3,591
                                                               Gas storage agreement                                  641        641
                                                               Land lease/easement agreements                         150        150
                                                               Accounts receivable                                 50,246     45,196
                                                               Accounts payable                                     4,609      6,432
                                                               Sales under spot gas agreements                        974      2,869
El Paso Corporation
-------------------
Source Midland Limited Partnership     $100,494       18.1%    Purchase under gas transportation agreements         3,279      3,363
("SMLP") General Partner; owned by                             Purchases under spot gas agreement                   4,086     21,273
subsidiaries of El Paso Corporation                            Purchases under gas supply agreement                10,965      1,611
                                                               Gas agency agreement                                   211        586
                                                               Deferred reservation charges under gas purchase
                                                               agreement                                            7,491      7,880
                                                               Accounts receivable                                  1,556      6,789
                                                               Accounts payable                                     6,360     13,446
                                                               Sales under spot gas agreements                      3,766     15,732
                                                               Partner cash withdrawal (including accrued
                                                               interest) (1)                                       57,423     51,612

El Paso Midland, Inc. ("El Paso          60,297       10.9     See related party activity listed under SMLP.
Midland") General Partner; wholly-
owned subsidiary of El Paso
Corporation

MEI Limited Partnership ("MEI")                                See related party activity listed under SMLP.
 A General and Limited Partner,
 50% interest owned by El Paso
 Midland, Inc. and 50% interest
 owned by SMLP
   General Partnership Interest          50,249        9.1
   Limited Partnership Interest           5,024         .9

Micogen Limited Partnership              25,123        4.5     See related party activity listed under SMLP.
 ("MLP") Limited Partner, owned
 subsidiaries of El Paso
 Corporation                           --------     -------

   Total El Paso Corporation           $241,187       43.5%
                                       ========     =======
The Dow Chemical Company
------------------------
The Dow Chemical Company               $ 56,810        7.5%    Steam and electric power agreement                   6,421      8,127
 Limited Partner                       ========     -------    Steam purchase agreement - Dow Corning Corp
                                                               (affiliate)                                          1,183      1,257
                                                               Purchases under demineralized water supply
                                                               agreement                                            1,832      1,725
                                                               Accounts receivable                                  3,241      3,083
                                                               Accounts payable                                       989        700
                                                               Standby and backup fees                                179        165
                                                               Sales of gas under tolling agreement                 1,934         --
                                                               Partner cash withdrawal (including accrued
                                                               interest) (1)                                        9,405         --
Alanna Corporation
------------------
Alanna Corporation                     $  1 (2)     .00001%    Note receivable                                          1          1
                                       ========     =======
 Limited Partner; wholly-owned
 subsidiary of Alanna Holdings Corporation

Footnotes to Partners' Equity and Related Party Transactions

(1)  A letter of credit has been issued and recorded as a note receivable.
(2) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

       Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2001 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                            ------------------------------------------
                                                                                  2002                     2001
                                                                            ------------------       -----------------
Operating Revenues                                                           $        149,369         $       141,807

Capacity Revenue                                                             $         99,544         $        99,578
   PPA Contract Capacity (MW)                                                           1,240                   1,240
   Billed PPA Availability                                                              98.5%                   98.5%

Electric Revenue                                                             $         45,940         $        37,478
   PPA Delivery as a Percentage of Contract Capacity (1)                                78.5%                   62.4%
   PPA, SEPA and Other Electric Deliveries (MWh)                                    2,229,649               1,799,969
   Average PPA Variable Energy Rate ($/MWh)                                  $          16.00         $         15.44
   Average PPA Fixed Energy Rate ($/MWh)                                     $           3.90         $          3.60

Steam Revenue                                                                $          3,885         $         4,751
   Steam Deliveries (Mlbs)                                                          1,620,160               1,747,420

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

Comparison of the Three Months ended March 31, 2002 and 2001:

Overview:

For the first quarter of 2002, MCV recorded net income of $11.2 million as compared to net income of $19.8 million for the first quarter of 2001. The earnings decrease for the first quarter of 2002 compared to 2001 was primarily due to higher natural gas prices under MCV's long-term contracts and lower interest income on MCV's invested cash reserves. This decrease was partially offset by lower interest expense on MCV's financing arrangements and lower depreciation expense.

Operating Revenues:

For the first quarter of 2002, MCV's operating revenues increased $7.6 million from the first quarter of 2001. This increase is due primarily to an increase in the electric dispatch under the PPA with Consumers and due to higher energy rates under the PPA. This increase was slightly offset by lower energy rates under the SEPA with Dow.

Operating Expenses:

For the first quarter of 2002, MCV's operating expenses were $109.0 million, which includes $70.5 million of fuel costs. During this period, MCV purchased approximately 18.3 Bcf of natural gas, and a net 1.0 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 20.1 Bcf of which .8 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first quarter of 2002 was $3.10 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Without the effects of the disposition of the excess gas supplies, the average commodity cost of fuel for the first quarter of 2002 would have been $3.09 per MMBtu. For the first quarter of 2001, MCV's operating expenses were $95.4 million, which includes $54.9 million of fuel costs. During this period, MCV purchased approximately 15.3 Bcf of natural gas, and a net 1.7 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 17.0 Bcf. The average commodity cost of fuel for the first quarter of 2001 was $2.59 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Without the effects of the disposition of the excess gas supplies, the average commodity cost of fuel for 2001 would have been $2.66 per MMBtu. Fuel costs for the first quarter of 2002 compared to 2001 increased by $15.6 million. This fuel cost increase was due to higher fuel costs resulting from higher natural gas prices in long-term gas contracts and higher gas usage resulting from the increase in electric dispatch.

For the first quarter of 2002, operating expenses other than fuel costs decreased $2.0 million from the first quarter of 2001, primarily resulting from lower depreciation expense due to fewer asset retirements. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense):

For the first quarter of 2002, interest and other income decreased $3.8 million compared to 2001, primarily resulting from lower interest rates on MCV's invested cash and a lower average invested balance. The decrease in interest expense for the first quarter of 2002 compared to 2001 of $1.3 million is due to a lower principal balance on MCV's financing obligation.

Liquidity and Capital Resources

During the three months ended March 31, 2002 and 2001, net cash generated by MCV's operations was $11.1 million and $29.2 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next thirteen years. During January 2002 and 2001, MCV paid the basic rent requirements of $125.6 million and $134.4 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $45 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. The Working Capital Facility term currently expires on August 31, 2002. MCV did not utilize the Working Capital Facility during the first three months of 2002, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur.

For the foreseeable future, MCV expects to fund current operating expenses and payments under the amended Service Agreement primarily through cash flows from operations. Due to uneven future scheduled rent payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls. These cash flow shortfalls are anticipated to be replenished annually. If necessary, MCV could fund any ongoing operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of March 31, 2002, there was approximately $288.6 million, which includes available reserves or affiliate letters of credit for such purposes.

Disclosure about Contractual Obligations

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of March 31, 2002, MCV has the following contractual financial commitments and obligations:

CONTRACT OBLIGATIONS:

(In Millions)                     Total          2002      2003         2004        2005         2006     Thereafter
                                ----------- ----------- ------------ ----------- ----------- ----------- -------------
Long-Term Debt (1)              $  2,151.5  $   178.5   $   208.9    $   242.8   $   174.4   $    156.0  $    1,190.9
                                =========== =========== ============ =========== =========== =========== =============

Unconditional Purchase          $  2,375.6  $   155.1   $   163.4    $   252.6   $   262.4   $    244.3  $    1,297.8
    Obligations (2)
Other Long-Term
    Obligations (3)             $    153.0  $    19.2   $    27.4    $    26.2   $    27.2   $     28.2  $       24.8
                                ----------- ----------- ------------ ----------- ----------- ----------- -------------
Total Contractual Cash
    Obligations                 $  2,528.6  $   174.3   $   190.8    $   278.9   $   289.5   $    272.5  $    1,322.6
                                =========== =========== ============ =========== =========== =========== =============

(1)  Represents expected cash payments including interest.
(2) Represents estimated minimum commitments under current long-term natural gas contracts, natural gas transportation reservation charges, spare parts purchases and ground lease agreement.
(3)  Represents the cost of current Facility maintenance service agreements.

Outlook

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. The following discussion of the outlook for MCV contains certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 (the "Act"), including without limitation, discussion as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed reflecting MCV's current expectations of the manner in which the various factors discussed therein may affect its business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, and uncertainties, that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Accordingly, this "Safe Harbor" Statement contains additional information about such factors relating to the forward-looking statements. There is no assurance that MCV's expectations will be realized or that unexpected events will not have an adverse impact on MCV's business.

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

Operating Outlook. During the first three months of 2002, approximately 72% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a Settlement Agreement between MCV and Consumers. Actual PPA availability was 99.6% for the first three months of 2002, 99.5% for the year 2001 and 98.5% for the year 2000. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas, rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period 1999 through March 2002, the unit energy charge (fixed and variable) paid to MCV has risen by 1.5%, while the average unit variable cost of delivered fuel for approximately the same period has risen by 19.7%. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. MCV continues to purchase the majority of its natural gas requirements under long-term fixed-price contracts, with a smaller portion of gas purchased on the spot market. MCV has maintained a hedging program to mitigate risk associated with volatile prices in the spot market. For the year 2002, MCV has entered into gas purchase and hedging arrangements with respect to most of its expected gas needs not provided for under its long-term contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices for 2002, although high gas prices for an extended period of time could adversely affect operating results.

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

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities that FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. Order No. 2000 is intended to increase competition and remedy continuing problems with wholesale transmission access and reliability. Order No. 2000 does not directly impact MCV since MCV does not own transmission lines, but could indirectly impact MCV in selling electricity in the wholesale market. Order No. 2000 and subsequent related orders are pending before the United States Court of Appeals for the D.C. Circuit. In addition, several bills have been introduced in Congress to require states to permit consumers to choose their supplier of electricity and manage other issues such as transition cost recovery and FERC jurisdiction of retail electric sales. MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

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

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 2001, MCV achieved an Efficiency Percentage of 47.0% and a Thermal Percentage of 18.3%. During the first three months of 2002, MCV achieved an Efficiency Percentage of 47.4% and a Thermal Percentage of 20.3%.

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

MCV Management believes that MCV's current long-term natural gas contracts, which do not contain volume optionality, qualify under SFAS No. 133 for the normal purchases and normal sales exception. These long-term gas contracts are not being marked-to-market with gains or losses recorded in earnings. Should significant changes in the level of Facility operational dispatch or purchases of long-term gas occur, MCV would be required to re-evaluate its accounting treatment for these long-term gas contracts. This re-evaluation may result in recording mark-to-market activity on some contracts, which could add to earnings volatility.

In addition, on September 19, 2001, the FASB cleared the implementation guidance regarding natural gas commodity contracts, which combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or that the components of the contract be separated into two discrete contracts. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception while the option contract would be treated as a derivative under SFAS No. 133, with changes in fair value recorded through earnings. This guidance becomes effective April 1, 2002. MCV currently has nine long-term gas contracts that each contain both an option and forward component. As of April 1, 2002, MCV has not separated these contracts. As such, they will no longer be accounted for under the normal purchases and sales exception and MCV will begin mark-to-market accounting of these contracts through earnings. Based on the natural gas prices, beginning April 2002, MCV will record a $52.1 million gain for the cumulative effect of this accounting change, effective April 1, 2002. Future changes in the mark-to-market value of these contracts will be recognized currently in earnings and MCV expects these contracts will increase future earnings volatility.

Property Tax Appeals. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. MCV has filed property tax appeals contesting its property taxes for tax years 1997 through 2001 and expects to file an appeal for 2002. If MCV is successful in lowering its taxable value for these years, a one-time favorable earnings adjustment would be recorded. In addition, future property tax expense would be reduced. At this time, MCV Management cannot predict the outcome of these appeals.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to MCV's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based upon quoted market prices. The information presented below should be read in conjunction with Note 2, "Risk Management Activities and Derivative Transactions" and Note 5, "Long-Term Debt" to the Condensed Notes to Unaudited Consolidated Financial Statements of MCV.

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

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of March 31, 2002, have original maturity dates of approximately one year or less.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at March 31, 2002:

                                                         Expected Maturing In
                               -------------------------------------------------------------------------      Fair
                               2002        2003      2004      2005       2006      Thereafter     Total      Value
                               ----        ----      ----      ----       ----      ----------     -----      -----
Debt:
----
Long-Term Debt Fixed
Rate (in millions)            $178.5      $208.9    $242.8    $174.4     $156.0      $1,190.9     $2,151.5      N/A
     Avg. Interest Rate         9.4%        9.4%      9.4%      9.4%       9.4%          9.4%         9.4%

Interest Rate Swaps:
-------------------
Floating to Floating          $ 20.0                                                                           $ .4
   (in millions)
     Avg. Pay Rate             1.78%
     Avg. Receive Rate         4.69%

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

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from May 2002 to December 2005. The table presents the carrying amounts and fair values at March 31, 2002:

                                                             Expected Maturity in 2002/2005            Fair Value
                                                             ------------------------------            ----------
Futures Contracts:
-----------------
Contract Volumes (10,000 MMBtu) Long/Buy                                   3,069                              --
Weighted Average Price Long (per MMBtu)                                   $3.621                          $3.546
Contract Amount ($US in Millions)                                         $104.5                          $102.4


Foreign Currency Risks. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with Alstom. The gains and losses on these transactions, accounted for as hedges, are included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts entered into by MCV have maturity dates of less than one year. As of March 31, 2002, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million, with a deferred $.1 million gain.

See Part I, Item 1, "Financial Statements -- Note 1 to the Condensed Notes to Unaudited Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

                           PART II. OTHER INFORMATION


                            Item 1. Legal Proceedings


The discussion below is limited to an update of events or developments that have occurred in various judicial and administrative proceedings. A complete summary of all outstanding issues is fully described in MCV's Form 10-K for the year ended December 31, 2001.

Property Tax Appeal

MCV has filed property tax appeals contesting MCV's property taxes for tax years 1997 and 1998 and the taxable value for 1999 and 2000, which are pending before the Michigan Tax Tribunal. MCV has also appealed its property taxes (taxable and assessed values) for 2001 and expects to make a similar filing for its 2002 property taxes. MCV Management cannot predict the outcome of these proceedings.

                    Item 6. Exhibits and Reports on Form 8-K


a.)  List of Exhibits

     None

b.)  Reports on Form 8-K

     Current report dated April 15, 2002, containing "Item 5, Other Events", Reporting the resignation of Stephen A. Shulman as Chief Financial Officer of MCV.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 MIDLAND COGENERATION VENTURE
                                                     LIMITED PARTNERSHIP
                                                  ------------------------------
                                                         (Registrant)




Dated:  May 9, 2002                               /s/ James M. Kevra
        -----------                               ------------------------------
                                                         James M. Kevra
                                                   President and Chief Executive
                                                             Officer




Dated:  May 9, 2002                               /s/ James M. Rajewski
        --------------                            ------------------------------
                                                         James M. Rajewski
                                                      Chief Financial Officer,
                                                   Vice President and Controller