Form 10-Q
period 2002-06-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2002-08-13
CIK 869905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------   -----------------------


Commission File Number: (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MICHIGAN                                           38-2726166
-------------------------------                   ------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


       100 PROGRESS PLACE, MIDLAND, MICHIGAN                        48640
-------------------------------------------------           -------------------
    (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code    (989) 839-6000
                                                      ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)


                                                                                       June 30,
                                                                                         2002                   December 31,
ASSETS                                                                               (Unaudited)                    2001
------                                                                             ----------------          -----------------

CURRENT ASSETS:
   Cash and cash equivalents                                                       $     214,111             $      140,630
   Restricted cash and cash equivalents                                                       --                        787
   Accounts and notes receivable - related parties                                        51,407                    108,780
   Accounts receivable                                                                    24,657                     20,490
   Gas inventory                                                                          18,625                     19,699
   Unamortized property taxes                                                             30,191                     16,625
   Derivative assets (Note 2)                                                             79,305                         --
   Broker margin accounts and prepaid expenses                                            10,496                     34,372
                                                                                   ----------------          -----------------
     Total current assets                                                                428,792                    341,383
                                                                                   ----------------          -----------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                                       2,444,125                  2,439,541
   Pipeline                                                                               21,432                     21,398
                                                                                   ----------------          -----------------
     Total property, plant and equipment                                               2,465,557                  2,460,939

   Accumulated depreciation                                                             (884,710)                  (851,539)
                                                                                   ----------------          -----------------
     Net property, plant and equipment                                                 1,580,847                  1,609,400
                                                                                   ----------------          -----------------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                                     141,434                    141,467
   Deferred financing costs, net of accumulated amortization of
        $15,231 and $14,463, respectively                                                  9,734                     10,502
   Prepaid gas costs, materials and supplies                                              13,348                     14,295
                                                                                   ----------------          -----------------
     Total other assets                                                                  164,516                    166,264
                                                                                   ----------------          -----------------

TOTAL ASSETS                                                                       $   2,174,155             $    2,117,047
                                                                                   ================          =================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                        $      69,599             $       73,596
   Interest payable                                                                       61,669                     60,334
   Current portion of long-term debt                                                     116,844                    186,173
                                                                                   ----------------          -----------------
     Total current liabilities                                                           248,112                    320,103
                                                                                   ----------------          -----------------

NON-CURRENT LIABILITIES:
   Long-term debt                                                                      1,247,149                  1,243,060
   Other                                                                                   2,411                      2,172
                                                                                   ----------------          -----------------
     Total non-current liabilities                                                     1,249,560                  1,245,232
                                                                                   ----------------          -----------------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES                                                                      1,497,672                  1,565,335
                                                                                   ----------------          -----------------

PARTNERS' EQUITY                                                                         676,483                    551,712
                                                                                   ----------------          -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                             $   2,174,155             $    2,117,047
                                                                                   ================          =================





   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)





                                                         Three Months Ended                       Six Months Ended
                                                              June 30,                                June 30,
                                                   -------------------------------          ------------------------------
                                                         2002              2001                   2002             2001
                                                   -------------     -------------          -------------    -------------
OPERATING REVENUES:
   Capacity                                         $   100,938       $   102,197           $    200,482      $   201,775

   Electric                                              41,383            40,854                 87,323           78,332
   Steam and other                                        3,137             3,768                  7,022            8,519
                                                   -------------     -------------          -------------    -------------

     Total operating revenues                           145,458           146,819                294,827          288,626
                                                   -------------     -------------          -------------    -------------

OPERATING EXPENSES:
   Fuel costs (Note 2)                                   50,666            69,704                121,147          124,578
   Depreciation                                          22,227            23,110                 44,325           46,624
   Operations                                             3,858             3,899                  7,999            7,811
   Maintenance                                            3,134             3,358                  6,675            7,051
   Property and single business taxes                     6,684             6,548                 13,369           13,024
   Administrative, selling and general                    1,932             2,031                  3,999            4,915
                                                   -------------     -------------          -------------    -------------

     Total operating expenses                            88,501           108,650                197,514          204,003
                                                   -------------     -------------          -------------    -------------

OPERATING INCOME                                         56,957            38,169                 97,313           84,623
                                                   -------------     -------------          -------------    -------------

OTHER INCOME (EXPENSE):
   Interest and other income                              1,561             5,128                  3,341           10,680
   Interest expense                                     (31,614)          (32,854)               (62,543)         (65,049)
                                                   -------------     -------------          -------------    -------------

     Total other income (expense), net                  (30,053)          (27,726)               (59,202)         (54,369)
                                                   -------------     -------------          -------------    -------------

NET INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                            26,904            10,443                 38,111           30,254

Cumulative   effect   of   change  in  method  of
   accounting for derivative option contracts
   (to April 1, 2002) (Note 2)                          58,131              -                    58,131              -
                                                   -------------     -------------          -------------    -------------

NET INCOME                                          $    85,035       $    10,443           $     96,242      $    30,254
                                                   =============     =============          =============    =============


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)



                                                                                 Three Months Ended
                                                                                       June 30,
                                                  ---------------------------------------------------------------------------------
                                                                  2002                                        2001
                                                  -------------------------------------        ------------------------------------
                                                   General       Limited                        General       Limited
                                                   Partners      Partners       Total           Partners      Partners      Total
                                                  ----------    ---------    ----------        ----------    ---------    ---------

BALANCE, BEGINNING OF PERIOD                      $ 497,350     $ 86,958     $ 584,308         $ 470,685     $ 82,994     $553,679

Comprehensive Income:

  Net income                                         74,034       11,001        85,035             9,092        1,351       10,443

  Other Comprehensive Income:
     Unrealized gain (loss) on hedging
       activities since beginning of period           3,410          506         3,916           (15,678)      (2,329)     (18,007)
     Reclassification adjustments
       recognized in net income above                 2,807          417         3,224            (5,239)        (778)      (6,017)
                                                  ----------    ---------    ----------        ----------    ---------    ---------
     Total other comprehensive income change          6,217          923         7,140           (20,917)      (3,107)     (24,024)

Total Comprehensive Income                           80,251       11,924        92,175           (11,825)      (1,756)     (13,581)
                                                  ----------    ---------    ----------        ----------    ---------    ---------

BALANCE, END OF PERIOD                            $ 577,601     $ 98,882     $ 676,483         $ 458,860     $ 81,238     $540,098
                                                  ==========    =========    ==========        ==========    =========    =========




                                                                                  Six Months Ended
                                                                                      June 30,
                                                  ---------------------------------------------------------------------------------
                                                                  2002                                        2001
                                                  -------------------------------------        ------------------------------------
                                                  General       Limited                        General       Limited
                                                  Partners      Partners       Total           Partners      Partners      Total
                                                  ----------    ---------    ----------        ----------    ---------    ---------

BALANCE, BEGINNING OF PERIOD                      $ 468,972     $ 82,740     $ 551,712         $ 448,100     $ 79,638     $527,738

Comprehensive Income:

  Net income                                         83,791       12,451        96,242            26,340        3,914       30,254

  Other Comprehensive Income:
     Cumulative effect of accounting change         -            -             -                  13,688        2,034       15,722
     Unrealized gain (loss) on hedging
       activities since beginning of period          16,899        2,511        19,410           (26,486)      (3,935)     (30,421)
     Reclassification adjustments
       recognized in net income above                 7,939        1,180         9,119            (2,782)        (413)      (3,195)
                                                  ----------    ---------    ----------        ----------    ---------    ---------
     Total other comprehensive income charge         24,838        3,691        28,529           (15,580)      (2,314)     (17,894)

Total Comprehensive Income                          108,629       16,142       124,771            10,760        1,600       12,360
                                                  ----------    ---------    ----------        ----------    ---------    ---------

BALANCE, END OF PERIOD                            $ 577,601     $ 98,882     $ 676,483         $ 458,860     $ 81,238     $540,098
                                                  ==========    =========    ==========        ==========    =========    =========


    The accompanying condensed notes are an integral part of this statement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                    --------------------------------------
                                                                                            2002                  2001
                                                                                    ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $        96,242      $        30,254

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                             45,093               47,479
   Cumulative effect of change in accounting principle                                      (58,131)                   -
   Decrease in accounts receivable                                                           53,206               59,523
   Decrease (increase) in gas inventory                                                       1,074               (4,230)
   Increase in unamortized property taxes                                                   (13,566)             (13,313)
   Decrease (increase) in broker margin accounts and prepaid expenses                        23,876              (16,029)
   Increase in derivative assets                                                            (16,935)                   -
   Decrease in prepaid gas costs, materials and supplies                                        947                  846
   Increase (decrease) in accounts payable and accrued liabilities                           20,293              (25,067)
   Increase (decrease) in interest payable                                                    1,335               (3,338)
   Increase in other non-current liabilities                                                    239                  169
                                                                                    ----------------     -----------------

     Net cash provided by operating activities                                              153,673               76,294
                                                                                    ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant equipment                                     (15,772)             (16,136)
                                                                                    ----------------     -----------------

     Net cash used in investing activities                                                  (15,772)             (16,136)
                                                                                    ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                        (65,240)             (66,948)
   Maturity of restricted investment securities held-to-maturity                            205,034              381,470
   Purchase of restricted investment securities held-to-maturity                           (205,001)            (386,062)
                                                                                    ----------------     -----------------

     Net cash used in financing activities                                                  (65,207)             (71,540)
                                                                                    ----------------     -----------------

NET INCREASE (DECEASE) IN CASH, CASH EQUIVALENTS
   AND RESTRICTED CASH - CURRENT                                                             72,694              (11,382)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -
   CURRENT, AT BEGINNING OF PERIOD                                                          141,417              206,298

                                                                                    ----------------     -----------------
CASH, CASH EQUIVALENTS AND RESTRICTED CASH -
   CURRENT, AT END OF PERIOD                                                        $       214,111      $       194,916
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

    The Facility was originally designed to provide approximately 1,370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. Subsequent improvements to the Facility have increased net electrical generating capacity to approximately 1,500 MW. MCV has entered into three principal energy sales agreements. MCV has contracted to supply up to 1,240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company ("Consumers") under the Power Purchase Agreement ("PPA"), for resale to its customers, to supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and to supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). From time to time, MCV enters into other sales agreements for the sale of excess capacity and/or energy available above MCV's internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' ability to perform its obligations under the PPA with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

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

    The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the six months ended June 30, 2002, the Facility achieved a Thermal Percentage of 19.4% and a PURPA Efficiency Percentage of 47.2%. The loss of QF status could, among other things, cause the Facility to lose its

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2002 and beyond.

    The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted. In addition, beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV and Consumers agreed to reduce the dispatch level of the Facility, from time to time. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. For the six months ended June 30, 2002 and 2001, MCV estimates that these reduced dispatch transactions resulted in net savings of approximately $.9 million and $7.4 million, respectively, a portion of which will be realized in reduced maintenance expenditures in future years. MCV anticipates using the same or similar transactions in the future to mitigate the impacts of high market gas prices, if circumstances warrant such use.

    At both the state and federal level, efforts continue to restructure the electric industry. One significant issue to MCV is the issue of stranded cost recovery by utilities for PPA charges. At the state level, the MPSC entered a series of orders from June 1997 through February 1998 (collectively the "Restructuring Orders"), mandating that utilities "wheel" third-party power to the utilities' customers, thus permitting customers to choose their power provider. MCV, as well as others, filed an appeal in the Michigan Court of Appeals to protect against denial of recovery by Consumers of PPA charges. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow such recovery by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 2000, the State of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QF's (like
    MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded costs including PPA charges.

    In 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. In 2001, the United States Court of Appeals ("Appellate Court") vacated the U.S. District Court's 1999 summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties' dispute is hypothetical at this time and the QFs' (including
    MCV) claims are premised on speculation about how an order might be interpreted by a future MPSC.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(2) RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

    Fair Value of Financial Instruments

    The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of June 30, 2002 and December 31, 2001, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

    Accounting for Derivative Instruments and Hedging Activities

    Effective January 1, 2001, MCV adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 and then amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133" (collectively referred to as "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

       Electric Sales Contracts
       On June 27, 2001, and subsequently on December 19, 2001, the Financial Accounting Standards Board ("FASB") issued final guidance extending the normal purchase and sales exception to electric power purchase or sales agreements that meet specific criteria. MCV believes that its power supply agreements meet these criteria or do not qualify as a derivative under SFAS No. 133, and as such, does not record the fair value of these contracts on its balance sheet.

       Forward Foreign Exchange Contracts
       An amended service agreement was entered into between MCV and Alstom Power Company ("Alstom") (the "Amended Service Agreement"), under which Alstom will provide hot gas path parts for MCV's twelve gas turbines through the sixth series of major GTG inspections, which are expected to be completed by year-end 2008. The payments due to Alstom under the Amended Service Agreement are adjusted annually based on the U.S. dollar to Swiss franc currency exchange rate.

       To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under the Amended Service Agreement, MCV maintains a foreign currency hedging program. Under this program, MCV periodically enters into forward purchase contracts for Swiss francs. Under SFAS No. 133, the forward foreign currency exchange contracts qualify as fair value hedges, since they hedge the identifiable foreign currency commitment of the Amended Service Agreement. The gains and losses on these forward contracts, as well as the change in value of the firm commitment, are to be recognized currently in earnings. Since the currency, notional amounts and maturity dates on the hedged transactions and forward contracts essentially match, the January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change and is expected to have an immaterial earnings impact on an ongoing basis. The final gains and losses on these transactions, accounted for as hedges, will be included in the measurement of the underlying capitalized major renewal costs when incurred. As of June 30, 2002 and December 31, 2001, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million and $10.0 million, respectively, these hedges are considered highly effective, therefore, there is no material gain or loss recognized during the periods ended June 30, 2002 and December 31, 2001.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

       Natural Gas Supply Contracts
       MCV Management believes that its long-term natural gas contracts, which do not contain volume optionality, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet.

       The FASB issued implementation guidance, which became effective April
       1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. MCV currently has nine long-term gas contracts that contain both an option and forward component. As of April 1, 2002, MCV had not separated these contracts. As such, they are no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. As of June 30, 2002, MCV recorded in "Fuel costs" an additional $15.3 million mark-to-market gain in earnings, associated with these contracts. For the three months ended June 30, 2002, MCV has recorded a derivative asset in "Derivative assets" in the amount of $73.4 million representing the cumulative mark-to-market gain on these long-term contracts. MCV expects these contracts to cause future earnings volatility, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of approximately five years for these gas contracts.

       Natural Gas Supply Futures and Options
       To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas futures and option contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements.

       These financial instruments are derivatives under SFAS No. 133 and the contracts that are utilized to secure the anticipated natural gas requirements necessary for projected electric and steam sales qualify as cash flow hedges under SFAS No. 133, since they hedge the price risk associated with the cost of natural gas. MCV also engages in cost mitigation activities to offset the fixed charges MCV incurs in operating the Facility. These cost mitigation activities include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these cost mitigation activities are not considered a normal course of business for MCV and do not qualify as hedges under SFAS No. 133. Therefore, the resulting mark-to-market gains and losses from cost mitigation activities are flowed through MCV's earnings.

       Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded as a current asset in "Broker margin accounts and prepaid expenses," was $10.0 million and $32.0 million as of June 30, 2002 and December 31, 2001, respectively.

       Upon the January 1, 2001 adoption of SFAS No. 133, under the transaction rules, the cumulative effect accounting gain related to the fair value of the derivative instruments held for cost mitigation activities and derivatives that do not qualify for hedge accounting, were reflected in other comprehensive income based on previous hedging relationships. These futures and options totaled 1.9 Billion cubic feet ("Bcf") with a total fair value loss of $2.2 million. Fair value changes in these contracts were recognized currently in income and the amount reflected in other comprehensive income was reclassified to income when the original underlying

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       transactions occurred during the first quarter of 2001. The adoption of SFAS No. 133 resulted in a total cumulative effect accounting gain, including cost mitigation activities of $15.7 million, which was recognized in other comprehensive income.

       For the six month period ended June 30, 2002, MCV has recognized in other comprehensive income, an unrealized and realized $28.5 million increase on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, resulting in a net $4.2 million gain balance in other comprehensive income as of June 30, 2002. This balance represents natural gas futures and options with maturities ranging from August 2002 to December 2005 of which $.7 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded a derivative asset in "Derivative assets" in the amount of $5.9 million, representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the six months ended June 30, 2002, MCV has recorded a net $9.1 million loss in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net of $.3 million gain in earnings from cost mitigation activities. For the six months ended June 30, 2001, MCV recognized an unrealized and realized $33.6 million decrease in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, resulting in a $17.9 million loss in other comprehensive income as of June 30, 2001. In addition, for the six months ended June 30, 2001, MCV recorded a net $4.3 million gain in earnings from hedging activities and cost mitigation activities.

       Interest Rate Swaps

       To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts. Cash may be deposited with the broker at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded as a current asset in "Broker margin accounts and prepaid expenses," was approximately $30,000 for both of the periods ending as of June 30, 2002 and December 31, 2001.

       As of June 30, 2002 and December 31, 2001, MCV did not have any interest rate swap transactions outstanding which qualified for cash flow hedge accounting. The January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change gain recognized in other comprehensive income, and for the six months ended June 30, 2001, MCV recorded an immaterial gain in income for the cash flow hedging activity.

       MCV has one interest rate swap, with a notional amount of $20 million with a period of performance that extends until December 1, 2002, which does not qualify as a hedge under SFAS No. 133. The gains and losses on this swap are recorded currently in earnings. For the six months ended June 30, 2002 and 2001, MCV recorded an immaterial gain and a $.6 gain in earnings, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




(3) RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-MATURITY

    Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):


                                                                                 June 30,            December 31,
                                                                                   2002                  2001
                                                                             -----------------     -----------------
    Current:
    -------
    Funds restricted for plant modifications                                 $            --       $           787
                                                                             =================     =================
    Non-current:
    -----------
    Funds restricted for rental payments pursuant to the Overall
          Lease Transaction                                                  $       139,141       $       139,301

    Funds restricted for management non-qualified plans                                2,293                 2,166
                                                                             -----------------     -----------------
    Total                                                                    $       141,434       $       141,467
                                                                             =================     =================




(4) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                                                  June 30,            December 31,
                                                                                   2002                  2001
                                                                             -----------------     -----------------
    Accounts payable
     Related parties                                                         $        12,039       $        10,918
     Trade creditors                                                                  27,113                24,678
    Property and single business taxes                                                27,837                12,946
    Other                                                                              2,610                25,054
                                                                             -----------------     -----------------

    Total                                                                    $        69,599       $        73,596
                                                                             =================     =================



(5) LONG-TERM DEBT



    Long-term debt consists of the following as of (in thousands):                June 30,            December 31,
                                                                                   2002                  2001
                                                                             -----------------     -----------------
    Financing obligation, maturing through 2015, payable in
    semi-annual installments of principal and interest, secured by
    property, plant and equipment                                            $     1,363,993       $     1,429,233

    Less current portion                                                            (116,844)             (186,173)
                                                                             -----------------     -----------------

    Total long-term debt                                                     $     1,247,149       $     1,243,060
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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The financing obligation utilizes the effective interest rate method, which is based on the minimum lease payments required through the end of the basic lease term of 2015 and MCV management's estimate of additional anticipated obligations after the end of the basic lease term. The effective interest rate during the remainder of the basic lease term is approximately 9.4%.

     Interest and fees incurred related to long-term debt arrangements during the six months ended June 30, 2002 and 2001 were $61.8 million and $64.2 million, respectively. Interest and fees paid for the six months ended June 30, 2002 and 2001 were $60.4 million and $67.5 million, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(7)   PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at June 30, 2002, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of June 30, 2002 and 2001, and for each of the six month periods ended June 30 (in thousands).




Beneficial Owner, Equity Partner,            Equity
Type of Partner and Nature of Related Party  Interest    Interest  Party Transactions and Agreements                2002       2001
------------------------------------------------------------------------------------------------------------------------------------
CMS Energy Company
------------------
CMS Midland, Inc.                            $331,476    49.0%     Power purchase agreements                     $277,840   $247,827
 General Partner; wholly-owned                                     Purchases under gas transportation agreements   11,840     12,163
 subsidiary of Consumers Energy                                    Purchases under spot gas agreements              2,821        313
 Company                                                           Purchases under gas supply agreements            3,707      6,294
                                                                   Gas storage agreement                            1,282      1,282
                                                                   Land lease/easement agreements                     300        300
                                                                   Accounts receivable                             47,706     48,667
                                                                   Accounts payable                                 5,145      7,537
                                                                   Sales under spot gas agreements                  1,007      3,551
El Paso Corporation
-------------------
Source Midland Limited Partnership           $117,201    18.1%     Purchase under gas transportation agreements     6,462      6,957
 ("SMLP") General Partner; owned by                                Purchases under spot gas agreement               7,184     39,779
 subsidiaries of El Paso Corporation                               Purchases under gas supply agreement            21,710      3,240
                                                                   Gas agency agreement                               266      1,182
                                                                   Deferred reservation charges under gas              --      7,880
                                                                   purchase agreement
                                                                   Accounts receivable                                569         --
                                                                   Accounts payable                                 6,079      4,435
                                                                   Sales under spot gas agreements                  7,013     28,179
                                                                   Partner cash withdrawal (including accrued          --     55,265
                                                                   interest) (1)

El Paso Midland, Inc. ("El Paso Midland")      70,321     10.9     See related party activity listed under SMLP.
General Partner; wholly-owned subsidiary
of El Paso Corporation

MEI Limited Partnership ("MEI")                                    See related party activity listed under SMLP.
 A General and Limited Partner;
 50% interest owned by El Paso Midland, Inc.
 and 50% interest owned by SMLP
     General Partnership Interest              58,603      9.1
     Limited Partnership Interest               5,859       .9


Micogen Limited Partnership                    29,299      4.5     See related party activity listed under SMLP.
 ("MLP") Limited Partner, owned
 subsidiaries of El Paso Corporation
                                             --------    -------
     Total El Paso Corporation               $281,283      43.5%
                                             ========    =======


The Dow Chemical Company
------------------------
The Dow Chemical Company                     $ 63,723     7.5%     Steam and electric power agreement              12,908     16,374
                                             ========    =======
 Limited Partner                                                   Steam purchase agreement - Dow Corning Corp
                                                                   (affiliate)                                      2,049      2,030
                                                                   Purchases under demineralized water supply
                                                                   agreement                                        3,361      3,283
                                                                   Accounts receivable                              3,131      2,899
                                                                   Accounts payable                                   815        774
                                                                   Standby and backup fees                            363        339
                                                                   Sales of gas under tolling agreement             4,212         --

Alanna Corporation
------------------
Alanna Corporation                           $  1 (2)    .00001%   Note receivable                                      1          1
                                             --------    -------
 Limited Partner; wholly-owned subsidiary
 of Alanna Holdings Corporation



Footnotes to Partners' Equity and Related Party Transactions

(1) A letter of credit was issued and recorded as a note receivable from El Paso Midland, this amount included their share of cash available, as well as, cash available to MEI, MLP and SMLP.

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

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):


                                                               Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                          ----------------------------     ---------------------------
                                                               2002            2001             2002            2001
                                                          ------------    ------------     ------------    -----------
Operating Revenues                                         $  145,458       $  146,819       $  294,827       $  288,626


Capacity Revenue                                           $  100,938       $  102,197       $  200,482       $  201,775
PPA Contract Capacity (MW)                                      1,240            1,240            1,240            1,240
Billed PPA Availability                                         98.5%            98.5%            98.5%            98.5%


Electric Revenue                                           $   41,383       $   40,854       $   87,323       $   78,332
PPA Delivery as a Percentage of Contract Capacity (1)           65.9%            63.5%            72.2%            62.9%
PPA, SEPA and Other Electric Deliveries (MWh)               1,921,987        1,877,229        4,151,635        3,677,305
Average PPA Variable Energy Rate ($/MWh)                   $    16.00       $    15.68       $    15.97       $    15.56
Average PPA Fixed Energy Rate ($/MWh)                      $     3.89       $     3.79       $     3.89       $     3.69


Steam Revenue                                              $    3,137       $    3,768       $    7,022       $    8,519
Steam Deliveries (Mlbs)                                     1,247,840        1,294,020        2,868,000        3,041,440





 (1) Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV and Consumers agreed to reduce the dispatch level of the Facility, from time to time. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. MCV anticipates using the same or similar transactions in the future to mitigate the impacts of high market gas prices, if circumstances warrant such use.

Comparison of the Three Months ended June 30, 2002 and 2001:

Overview:

For the second quarter of 2002, MCV recorded net income of $85.0 million, which includes the April 1, 2002 change in method of accounting for long-term gas derivative option contracts. Certain natural gas contracts that contain optionality are now being marked-to-market through earnings, as required by SFAS No. 133. The cumulative effect of this accounting change as of April 1, 2002 increased earning by approximately $58.1 million and the additional quarterly mark-to-market gain recorded at June 30, 2002 in "Fuel costs" resulted in an additional earning increase of $15.3 million. MCV's recorded net income, without the effects of the accounting change of $73.4 million, was $11.6 million as compared to net income of $10.4 million for the second quarter of 2001. The earnings increase, for the second quarter of 2002 compared to 2001, was primarily due to lower costs associated with the electric dispatch reduction transactions entered into with Consumers, lower interest expense on MCV's financing arrangements and lower depreciation expense. This increase was partially offset by lower interest income on MCV's invested cash reserves, higher natural gas prices under MCV's long-term contracts and lower capacity and energy revenues under summer option agreements with Consumers.

Operating Revenues:

For the second quarter of 2002, MCV's operating revenues decreased $1.4 million from the second quarter of 2001. This decrease is due primarily to lower capacity and energy revenues under summer option agreements with Consumers and lower energy rates under the SEPA with Dow. This decrease was partially offset by higher energy rates under the PPA with Consumers.

Operating Expenses:

For the second quarter of 2002, MCV's operating expenses were $88.5 million, which includes $50.7 million of fuel costs, including a $15.3 million quarterly mark-to-market gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 18.4 Bcf of natural gas, and a net 1.7 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 17.3 Bcf of which .6 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the second quarter of 2002 was $3.30 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Without the effects of the disposition of the excess gas supplies, the average commodity cost of fuel for the second quarter of 2002 would have been $3.55 per MMBtu. For the second quarter of 2001, MCV's operating expenses were $108.6 million, which includes $69.7 million of fuel costs. During this period, MCV purchased approximately 20.9 Bcf of natural gas, and a net 3.9 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 17.0 Bcf. The average commodity cost of fuel for the first six months of 2001 was $3.41 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Without the effects of the disposition of the excess gas supplies, the average commodity cost of fuel for 2001 would have been $3.70 per MMBtu. Fuel costs for the second quarter of 2002 compared to 2001 decreased by $3.7 million, excluding the $15.3 million quarterly mark-to-market gain. This fuel cost decrease was due to lower cost associated with electric dispatch reduction transactions entered into with Consumers and lower gas usage resulting from Dow's election to toll gas in 2002. This decrease was partially offset by higher natural gas prices under MCV's long-term gas contracts.

For the second quarter of 2002, operating expenses other than fuel costs decreased $1.1 million from the second quarter of 2001, primarily resulting from lower depreciation expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense):

For the second quarter of 2002, interest and other income decreased $3.6 million compared to 2001, primarily resulting from lower interest rates on MCV's invested cash and a lower average invested balance. The decrease in interest expense for the second quarter of 2002 compared to 2001 of $1.2 million is due to a lower principal balance on MCV's financing obligation.

Comparison of the Six Months ended June 30, 2002 and 2001:

Overview:

For the first six months of 2002, MCV recorded net income of $96.2 million, which includes the April 1, 2002 change in method of accounting for long-term gas derivative option contracts. Certain natural gas contracts that contain optionality are now being marked-to-market through earnings, as required by SFAS No. 133. The cumulative effect of this accounting change as of April 1, 2002 increased earnings by approximately $58.1 million and the additional quarterly mark-to-market gain recorded at June 30, 2002 in "Fuel costs" resulted in an additional earning increase of $15.3 million. MCV's recorded net income, without the effects of the accounting change of $73.4 million, was $22.8 million as compared to net income of $30.3 million for the first six months of 2001. The earnings decrease, for the first six months of 2002 compared to 2001, was primarily due to higher natural gas prices under MCV's long-term contracts, lower interest income on MCV's invested cash reserves and lower capacity and energy sales under summer option agreements with Consumers. This decrease was partially offset by lower costs associated with the electric dispatch reduction transactions entered into with Consumers, lower interest expense on MCV's financing arrangements and lower depreciation expense.

Operating Revenues:

For the first six months of 2002, MCV's operating revenues increased $6.2 million from the first six months of 2001. This increase is due primarily to an increase in the electric dispatch under the PPA and higher energy rates. This increase was partially offset by lower energy rates under the SEPA with Dow and lower capacity and energy revenues under summer option agreements with Consumers.

Operating Expenses:

For the first six months of 2002, MCV's operating expenses were $197.5 million, which includes $121.1 million of fuel costs, including a $15.3 million quarterly mark-to-market gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 36.7 Bcf of natural gas, and a net .7 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 37.4 Bcf of which 1.4 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first six months of 2002 was $3.19 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Without the effects of the disposition of the excess gas supplies, the average commodity cost of fuel for the first six months of 2002 would have been $3.33 per MMBtu. For the first six months of 2001, MCV's operating expenses were $204.0 million, which includes $124.6 million of fuel costs. During this period, MCV purchased approximately 36.2 Bcf of natural gas, and a net 2.2 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 34.0 Bcf. The average commodity cost of fuel for the first six months of 2001 was $3.00 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Without the effects of the disposition of the excess gas supplies, the average commodity cost of fuel for the first six months of 2001 would have been $3.47 per MMBtu. Fuel costs for the first six months of 2002 compared to 2001 increased by $11.8 million, excluding the $15.3 million quarterly mark-to-market gain. This fuel cost increase was due to higher natural gas prices under MCV's long-term gas contracts and a higher electric dispatch under the PPA. This increase was partially offset by lower costs associated with the electric dispatch reduction transaction entered into with Consumers and a lower gas usage resulting from Dow's election to toll gas.

For the first six months of 2002, operating expenses other than fuel costs decreased $3.0 million from the first six months of 2001, primarily resulting from lower depreciation expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense):

For the first six months of 2002, interest and other income decreased $7.3 million compared to 2001, primarily resulting from lower interest rates on MCV's invested cash and a lower average invested balance. The decrease in interest expense for the first six months of 2002 compared to 2001 of $2.5 million is due to a lower principal balance on MCV's financing obligation.

Cumulative Effect of Accounting Change:

Effective April 1, 2002, the FASB issued guidance regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. As of April 1, 2002 MCV had nine long-term gas contracts that each contain both an option and forward component. As such, they are no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. MCV expects these contracts to cause future earnings volatility, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of the gas contracts, which approximates five years.

Liquidity and Capital Resources

During the six months ended June 30, 2002 and 2001, net cash generated by MCV's operations was $153.7 million and $76.3 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual interest and principal payments of the financing obligation due in January and July for the next thirteen years. During January 2002 and 2001, MCV paid the basic rent requirements of $125.6 million and $134.4 million, respectively, as required under the Overall Lease Transaction.

MCV also has arranged for a $45 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables. The borrowing base varies over the month as receivables are earned, billed and collected. The Working Capital Facility term currently expires on August 31, 2002; MCV is currently in the process of renewing its Working Capital Facility and does not anticipate any delays in completing this renewal prior to the end of August 2002. MCV did not utilize the Working Capital Facility during the first six months of 2002, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur.

For the foreseeable future, MCV expects to fund current operating expenses and payments under the amended Service Agreement primarily through cash flows from operations. Due to uneven future scheduled rent payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls. These cash flow shortfalls are anticipated to be replenished annually. If necessary, MCV could fund any ongoing operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of June 30, 2002, there was approximately $355.5 million of cash reserves.

Disclosure about Contractual Obligations

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of June 30, 2002, MCV has the following contractual financial obligations and commitments:



                                                                Contractual Obligations (In Millions)
                               ---------------------------------------------------------------------------------------------------
                                                     (1)
                                  Total          2002          2003           2004          2005          2006        Thereafter
                               ---------------------------------------------------------------------------------------------------

Long-Term Debt (2)             $  2,151.5    $   178.5      $   208.9      $   242.8     $   174.4     $    156.0    $    1,190.9
                               ===================================================================================================

Unconditional Purchase         $  2,717.7    $   106.5      $   247.4      $   268.0     $   307.7     $    322.6    $    1,465.5
    Obligations (3)
Other Long-Term
    Obligations (4)            $    146.6    $    12.8      $    27.4      $    26.2     $    27.2     $     28.2    $       24.8
                               ---------------------------------------------------------------------------------------------------
Total Contractual Cash
    Obligations                $  2,864.3    $   119.3      $   274.8      $   294.2     $   334.9     $    350.8    $    1,490.3
                               ===================================================================================================



(1) Represents obligations from July - December 2002.
(2) Represents expected cash payments including interest.
(3) Represents estimated minimum commitments under current long-term natural gas contracts, natural gas transportation reservation charges, spare parts purchases and ground lease agreement.
(4) Represents the cost of current Facility maintenance service agreements.

Outlook

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. The following discussion of the outlook for MCV contains certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 (the "Act"), including without limitation, discussion as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed reflecting MCV's current expectations of the manner in which the various factors discussed therein may affect its business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Accordingly, this "Safe Harbor" Statement contains additional information about such factors relating to the forward-looking statements. There is no assurance that MCV's expectations will be realized or that unexpected events will not have an adverse impact on MCV's business.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, Consumers' ability to perform its obligation under the PPA and present or prospective wholesale and retail competition, among other factors. The business and profitability of MCV is also influenced by other factors such as pricing and transportation of commodities, changes in accounting standards (such as accounting for derivative instruments and hedging activities) and environmental legislation/regulation. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, Consumers' ability to perform its obligations under the PPA and maintenance of the Facility's QF status.

Operating Outlook. During the first six months of 2002, approximately 72% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a Settlement Agreement between MCV and Consumers. Actual PPA availability was 98.5% for the first six months of 2002, 99.5% for the year 2001 and 98.5% for the year 2000. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas, rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. For the period 1999 through June 2002, the unit energy charge (fixed and variable) paid to MCV has risen by 1.5%, while the average unit variable cost of delivered fuel for approximately the same period has risen by 19.7%. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. MCV continues to purchase the majority of its natural gas requirements under long-term fixed-price contracts, with a smaller portion of gas purchased on the spot market. MCV has maintained a hedging program to mitigate risk associated with volatile prices in the spot market.

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

Michigan Electric Industry Restructuring Proceedings. The MPSC issued orders in 1997 and 1998 (collectively the "Restructuring Orders"). The Restructuring Orders provide for a transition to a competitive regime whereby electric retail customers would be able to choose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandated that utilities "wheel" third-party power to the utilities' customers. An issue involved in restructuring, which could significantly impact MCV, is stranded cost recovery. The Restructuring Orders allow recovery by utilities (including Consumers) of stranded costs, which include capacity charges from QFs, including MCV, previously approved by the MPSC, incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (including MCV's PPA) is limited to customers who chose an alternative power supplier and are only paid for the period 1998 through 2007 (MCV's PPA expires in 2025). Customers who chose to remain power supply customers of Consumers will continue to pay capacity charges as part of rates charged by Consumers, subject to MPSC rate regulation. The Restructuring Orders do not otherwise specifically address the recovery of PPA capacity charges after 2007.

MCV, as well as others, filed appeals in state and federal courts challenging the Restructuring Orders. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow recovery of PPA charges (capacity and energy) by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. This order is now final. In June 2000, the State of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QF's (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded costs including PPA charges.

In MCV's federal court challenge to the Restructuring Orders, the U.S. District Court granted summary judgment to MCV declaring, among other things, that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. In June 2001, the United States Court of Appeals ("Appellate Court") vacated the U.S. District Court's summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties' dispute is hypothetical at this time and the QFs' (including MCV) claims are premised on speculation about how an order might be interpreted in the year 2007 or beyond by a future MPSC.

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities that FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. Order No. 2000 is intended to increase competition and remedy continuing problems with wholesale transmission access and reliability. Order No. 2000 does not directly impact MCV since MCV does not own transmission lines, but could indirectly impact MCV in selling electricity in the wholesale market. Order No. 2000 and subsequent related orders were affirmed by the United States Court of Appeals for the D.C. Circuit.

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

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 2001, MCV achieved an Efficiency Percentage of 47.0% and a Thermal Percentage of 18.3%. During the first six months of 2002, MCV achieved an Efficiency Percentage of 47.2% and a Thermal Percentage of 19.4%.

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

Natural Gas Contracts. Effective January 1, 2001, MCV adopted SFAS No. 133, which establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

MCV management believes that MCV's current long-term natural gas contracts that do not contain volume optionality qualify under SFAS No. 133 for the normal purchases and sales exception. These long-term gas contracts are not being marked-to-market with gains or losses recorded in earnings. Should significant changes in the level of Facility operational dispatch or purchases of long-term gas occur, MCV would be required to re-evaluate its accounting treatment for these long-term gas contracts. This re-evaluation may result in recording mark-to-market activity on some contracts, which could add to earnings volatility.

Effective April 1, 2002, the FASB issued guidance regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or that the components of the contract be separated into two discrete contracts. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception while the option contract would be treated as a derivative under SFAS No. 133, with changes in fair value recorded through earnings. MCV currently has nine long-term gas contracts that each contains both an option and forward component. As of April 1, 2002, MCV has not separated these contracts. As such, they are no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these contracts through earnings. MCV expects these contracts to cause future earnings volatility, since these contracts will be adjusted on a mark-to-market basis and affect future earnings through 2007 (the expiration date of the last contract).

Property Tax Appeals. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. MCV has filed property tax appeals contesting its property taxes for tax years 1997 through 2002. If MCV is successful in lowering its taxable value for these years, a one-time favorable earnings adjustment would be recorded. In addition, future property tax expense would be reduced. At this time, MCV management cannot predict the outcome of these appeals.

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

Interest Rate Risk. In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements ("Overall Lease Transaction") with a lessor group, related to substantially all of MCV's fixed assets. In accordance with SFAS No. 98, "Accounting For Leases," the sale and leaseback transaction has been accounted for as a financing arrangement. Under the terms of the Overall Lease Transaction, MCV sold undivided interests in all of the fixed assets of the Facility for approximately $2.3 billion, to the Owner Trusts established for the benefit of the Owner Participants. The financing arrangement, entered into for a basic term of 25 years, maturing in 2015, has an effective interest rate of approximately 9.4%, payable in semi-annual installments of principal and interest. Due to the unique nature of the negotiated financing obligation it is impractical to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting this financing obligation.

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of June 30, 2002, have original maturity dates of approximately one year or less.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at June 30, 2002:

                                                                                                                  Fair
                                                         Expected Maturity in                                     Value
                                                         --------------------                                     -----
                                2002        2003     2004      2005       2006    Thereafter     Total
                                ----        ----     ----      ----       ----    ----------     -----
Debt:
----
Long-Term Debt Fixed
Rate (in millions)             $178.5      $208.9    $242.8    $174.4     $156.0     $1,190.9      $2,151.5      N/A
     Avg. Interest Rate          9.4%        9.4%      9.4%      9.4%       9.4%         9.4%          9.4%

Interest Rate Swaps:
-------------------
Floating to Floating            $20.0                                                                           $ .3
   (in millions)
     Avg. Pay Rate              1.74%
     Avg. Receive Rate          5.06%



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

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from August 2002 to December 2005. The table presents the carrying amounts and fair values at June 30, 2002:



                                                         Expected Maturity in 2002/2005             Fair Value
                                                         ------------------------------             ----------
Futures Contracts:
-----------------
Contract Volumes (10,000 MMBtu) Long/Buy                              3,217                                --
Contract Volumes (10,000 MMBtu) Short/Sold                               36                                --
Weighted Average Price Long (per MMBtu)                            $  3.542                          $  3.733
Weighted Average Price Short (per MMBtu)                           $  3.402                          $  3.245
Contract Amount ($US in Millions)                                  $  112.7                          $  118.9


Foreign Currency Risk. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with Alstom. The gains and losses on these transactions, accounted for as hedges, are included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts entered into by MCV have maturity dates of less than one year. As of June 30, 2002, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million, with a deferred $.8 million gain.

See Part I, Item 1, "Financial Statements -- Note 1 to the Condensed Notes to Unaudited Consolidated Financial Statements" for a further discussion of associated risks and contingencies.

                           PART II. OTHER INFORMATION


                            Item 1. Legal Proceedings


The discussion below is limited to an update of events or developments that have occurred in various judicial and administrative proceedings since May 9, 2002. A complete summary of all outstanding legal proceedings is set forth in MCV's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 25, 2002.

Property Tax Appeal

In June 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV's 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2002 at the Michigan Tax Tribunal. MCV is seeking reduction of its annual property taxes on the basis that the City of Midland has over assessed the property's taxable value for ad valorem property tax purposes. MCV management cannot predict the outcome of these proceedings.

                    Item 6. Exhibits and Reports on Form 8-K


a.)  List of Exhibits

     99.1     Chief Executive Officer Certification Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2     Chief Financial Officer Certification Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


b.)  Reports on Form 8-K

     Current report dated May 3, 2002, containing "Item 5, Other Events", reporting the election of James M. Rajewski as Chief Financial Officer, Vice President and Controller of MCV and Barbara E. Lawson as Treasurer of MCV.

     Current report dated June 14, 2002, containing "Item 4, Change in Registrants Certifying Accountant" reporting the engagement of PricewaterhouseCoopers to serve as MCV's independent public accountants and "Item 7, Financial Statements, Pro Forma Financial Statements and Exhibits."

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MIDLAND COGENERATION VENTURE
                                               LIMITED PARTNERSHIP
                                          ---------------------------------
                                                   (Registrant)


Dated:  August 13, 2002                    /s/ James M. Kevra
        ------------------                ---------------------------------
                                                    James M. Kevra
                                          President and Chief Executive Officer




Dated:  August 13, 2002                   /s/ James M. Rajewski
        ------------------                ----------------------------------
                                                    James M. Rajewski
                                                Chief Financial Officer,
                                                Vice President and Controller

                                 Exhibit Index


Exhibit No.                       Description
-----------                       -----------

     99.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002