Form 10-Q
period 2002-09-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2002-11-12
CIK 869905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________________ to _____________________

Commission File Number:  (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               MICHIGAN                                38-2726166
   ----------------------------------             --------------------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)


 100 PROGRESS PLACE, MIDLAND, MICHIGAN                   48640
----------------------------------------          --------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code     (989) 839-6000
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                        ---       ---

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS


PART I            FINANCIAL INFORMATION                                                                    Page
------                                                                                                     ----
Item 1.           Consolidated Financial Statements (Unaudited)..............................................2
                  Consolidated Balance Sheets ...............................................................2
                  Consolidated Statements of Operations .....................................................3
                  Consolidated Statements of Partners' Equity................................................4
                  Consolidated Statements of Cash Flows......................................................5
                  Condensed Notes to Unaudited Consolidated Financial Statements.............................6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................14

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ...............................22

Item 4.           Controls and Procedures...................................................................23


PART II           OTHER INFORMATION
--------

Item 1.           Legal Proceedings.........................................................................24

Item 6.           Exhibits and Reports on Form 8-K..........................................................24

                  Signatures................................................................................25

                  Certifications............................................................................26


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                                         September 30,
                                                                             2002              December 31,
ASSETS                                                                    (Unaudited)               2001
------                                                                   ------------          ------------
CURRENT ASSETS:
   Cash and cash equivalents                                             $    82,661           $   140,630
   Restricted cash and cash equivalents                                           --                   787
   Accounts and notes receivable - related parties                            51,582               108,780
   Accounts receivable                                                        21,238                20,490
   Gas inventory                                                              20,364                19,699
   Unamortized property taxes                                                 23,360                16,625
   Derivative assets (Note 2)                                                 55,822                    --
   Broker margin accounts and prepaid expenses                                13,421                34,372
                                                                         -----------           -----------
     Total current assets                                                    268,448               341,383
                                                                         -----------           -----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                           2,448,095             2,439,541
   Pipeline                                                                   21,432                21,398
                                                                         -----------           -----------
     Total property, plant and equipment                                   2,469,527             2,460,939
   Accumulated depreciation                                                 (902,728)             (851,539)
                                                                         -----------           -----------
     Net property, plant and equipment                                     1,566,799             1,609,400
                                                                         -----------           -----------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                         138,558               141,467
   Derivative assets non-current (Note 2)                                     29,211                    --
   Deferred financing costs, net of accumulated amortization of
        $15,577 and $14,463, respectively                                      9,388                10,502
   Prepaid gas costs, materials and supplies                                  13,131                14,295
                                                                         -----------           -----------
     Total other assets                                                      190,288               166,264
                                                                         -----------           -----------

TOTAL ASSETS                                                             $ 2,025,535           $ 2,117,047
                                                                         ===========           ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                              $    52,720           $    73,596
   Interest payable                                                           27,882                60,334
   Current portion of long-term debt                                          93,928               186,173
                                                                         -----------           -----------
     Total current liabilities                                               174,530               320,103
                                                                         -----------           -----------

NON-CURRENT LIABILITIES:
   Long-term debt                                                          1,153,221             1,243,060
   Other                                                                       2,182                 2,172
                                                                         -----------           -----------
     Total non-current liabilities                                         1,155,403             1,245,232
                                                                         -----------           -----------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES                                                          1,329,933             1,565,335
                                                                         -----------           -----------

PARTNERS' EQUITY                                                             695,602               551,712
                                                                         -----------           -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                   $ 2,025,535           $ 2,117,047
                                                                         ===========           ===========


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)

                                                            Three Months Ended                      Nine Months Ended
                                                               September 30,                           September 30,
                                                       -----------------------------           -----------------------------
                                                          2002                2001                2002                2001
                                                       ---------           ---------           ---------           ---------
OPERATING REVENUES:
   Capacity                                            $ 102,271           $ 106,072           $ 302,753           $ 307,847
   Electric                                               51,141              55,825             138,464             134,157
   Steam and other                                         2,899               3,661               9,921              12,180
                                                       ---------           ---------           ---------           ---------

     Total operating revenues                            156,311             165,558             451,138             454,184
                                                       ---------           ---------           ---------           ---------

OPERATING EXPENSES:
   Fuel costs (Note 2)                                    81,964              78,546             203,111             203,124
   Depreciation                                           22,191              22,801              66,516              69,425
   Operations                                              4,343               4,191              12,342              12,002
   Maintenance                                             2,880               3,402               9,555              10,453
   Property and single business taxes                      6,848               6,896              20,217              19,920
   Administrative, selling and general                     1,964               9,270               5,963              14,185
                                                       ---------           ---------           ---------           ---------

     Total operating expenses                            120,190             125,106             317,704             329,109
                                                       ---------           ---------           ---------           ---------

OPERATING INCOME                                          36,121              40,452             133,434             125,075
                                                       ---------           ---------           ---------           ---------

OTHER INCOME (EXPENSE):
   Interest and other income                               1,187               3,321               4,528              14,001
   Interest expense                                      (28,285)            (30,307)            (90,828)            (95,356)
                                                       ---------           ---------           ---------           ---------

     Total other income (expense), net                   (27,098)            (26,986)            (86,300)            (81,355)
                                                       ---------           ---------           ---------           ---------

NET INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                              9,023              13,466              47,134              43,720

Cumulative effect of change in method of
   accounting for derivative option contracts
   (to April 1, 2002) (Note 2)                                --                  --              58,131                  --
                                                       ---------           ---------           ---------           ---------

NET INCOME (LOSS)                                      $   9,023           $  13,466           $ 105,265           $  43,720
                                                       =========           =========           =========           =========


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)



                                                                                 Three Months Ended
                                                                                   September 30,
                                                 ---------------------------------------------------------------------------------
                                                                 2002                                        2001
                                                 -------------------------------------     ---------------------------------------
                                                 General       Limited                     General        Limited
                                                 Partners      Partners        Total       Partners       Partners         Total
                                                 ---------     ---------     ---------     ---------      ---------      ---------
BALANCE, BEGINNING OF PERIOD                     $ 577,601     $  98,882     $ 676,483     $ 458,860      $  81,238      $ 540,098

Comprehensive Income:

  Net income                                         7,856         1,167         9,023        11,723          1,743         13,466

  Other Comprehensive Income:
     Unrealized gain (loss) on hedging
       activities since beginning of period          3,945           586         4,531       (13,378)        (1,989)       (15,367)
     Reclassification adjustments
       recognized in net income above                4,845           720         5,565         3,117            463          3,580
                                                 ---------     ---------     ---------     ---------      ---------      ---------
     Total other comprehensive income change         8,790         1,306        10,096       (10,261)        (1,526)       (11,787)

Total Comprehensive Income                          16,646         2,473        19,119         1,462            217          1,679
                                                 ---------     ---------     ---------     ---------      ---------      ---------

BALANCE, END OF PERIOD                           $ 594,247     $ 101,355     $ 695,602     $ 460,322      $  81,455      $ 541,777
                                                 =========     =========     =========     =========      =========      =========

                                                                               Nine Months Ended
                                                                                 September 30,
                                                ---------------------------------------------------------------------------------
                                                                2002                                       2001
                                                ------------------------------------      ---------------------------------------
                                                General       Limited                     General        Limited
                                                Partners      Partners        Total       Partners       Partners         Total
                                                ---------     ---------     ---------     ---------      ---------      ---------
BALANCE, BEGINNING OF PERIOD                    $ 468,972     $  82,740     $ 551,712     $ 448,100      $  79,638      $ 527,738

Comprehensive Income:

  Net income                                       91,647        13,618       105,265        38,063          5,657         43,720

  Other Comprehensive Income:
     Cumulative effect of accounting change            --            --            --        13,688          2,034         15,722
     Unrealized gain (loss) on hedging
       activities since beginning of period        20,844         3,097        23,941       (39,864)        (5,924)       (45,788)
     Reclassification adjustments
       recognized in net income above              12,784         1,900        14,684           335             50            385
                                                ---------     ---------     ---------     ---------      ---------      ---------
     Total other comprehensive income charge       33,628         4,997        38,625       (25,841)        (3,840)       (29,681)

Total Comprehensive Income                        125,275        18,615       143,890        12,222          1,817         14,039
                                                ---------     ---------     ---------     ---------      ---------      ---------

BALANCE, END OF PERIOD                          $ 594,247     $ 101,355     $ 695,602     $ 460,322      $  81,455      $ 541,777
                                                =========     =========     =========     =========      =========      =========

        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                  -----------------------------
                                                                                     2002                2001
                                                                                  ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 105,265           $  43,720

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                     67,630              70,678
   Cumulative effect of change in accounting principle                              (58,131)                 --
   Decrease in accounts receivable                                                   56,450              60,586
   Increase in gas inventory                                                           (665)             (7,257)
   Increase in unamortized property taxes                                            (6,735)             (6,445)
   Decrease (increase) in broker margin accounts and prepaid expenses                20,951             (27,718)
   Increase in derivative assets                                                    (12,568)                 --
   Decrease in prepaid gas costs, materials and supplies                              1,164               1,502
   Increase (decrease) in accounts payable and accrued liabilities                    3,415             (41,314)
   Decrease in interest payable                                                     (32,452)            (37,561)
   Increase in other non-current liabilities                                             10                 169
                                                                                  ---------           ---------

     Net cash provided by operating activities                                      144,334              56,360
                                                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant equipment                             (23,915)            (21,908)
                                                                                  ---------           ---------

     Net cash used in investing activities                                          (23,915)            (21,908)
                                                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                               (182,084)           (155,632)
   Maturity of restricted investment securities held-to-maturity                    326,211             457,220
   Purchase of restricted investment securities held-to-maturity                   (323,302)           (458,398)
                                                                                  ---------           ---------

     Net cash used in financing activities                                         (179,175)           (156,810)
                                                                                  ---------           ---------

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT                (58,756)           (122,358)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING OF
   PERIOD                                                                           141,417             206,298
                                                                                  ---------           ---------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF PERIOD            $  82,661           $  83,940
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


(1) THE PARTNERSHIP AND ASSOCIATED RISKS

    MCV was organized to construct, own and operate a combined-cycle, gas-fired cogeneration facility (the "Facility") located in Midland, Michigan. MCV was formed on January 27, 1987, and the Facility began commercial operation in 1990.

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

    The Facility was originally designed to provide approximately 1,370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. Subsequent improvements to the Facility have increased net electrical generating capacity to approximately 1,500 MW. MCV has entered into three principal energy sales agreements. MCV has contracted to (i) supply up to 1,240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company ("Consumers") under the Power Purchase Agreement ("PPA"), for resale to its customers, (ii) supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and (iii) supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). From time to time, MCV enters into other sales agreements for the sale of excess capacity and/or energy available above MCV's internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' ability to perform its obligations under the PPA with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

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

    The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the nine months ended September 30, 2002, the Facility achieved a Thermal Percentage of 17.4% and a PURPA Efficiency Percentage of 46.9%. The loss of QF status could, among other things, cause the Facility to

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2002 and beyond, as well as the PURPA ownership limitations.

    The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The amount of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted. Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV and Consumers agreed to reduce the dispatch level of the Facility, from time to time. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. For the nine months ended September 30, 2002 and 2001, MCV estimates that these electric dispatch reduction transactions resulted in net savings of approximately $1.0 million and $7.6 million, respectively, a portion of which will be realized in reduced maintenance expenditures in future years. MCV anticipates entering into similar transactions in the future to mitigate the impact of high market gas prices, if circumstances warrant such use.

    At both the state and federal level, efforts continue to restructure the electric industry. One significant issue to MCV is the issue of stranded cost recovery by utilities for PPA charges. At the state level, the MPSC entered a series of orders from June 1997 through February 1998 (collectively the "Restructuring Orders"), mandating that utilities "wheel" third-party power to the utilities' customers, thus permitting customers to choose their power provider. MCV, as well as others, filed an appeal in the Michigan Court of Appeals to protect against denial of recovery by Consumers of PPA charges. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow such recovery by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 2000, the State of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QFs (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded costs including PPA charges.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(2) RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

    Fair Value of Financial Instruments

    The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of September 30, 2002 and December 31, 2001, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 5 makes it impractical to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation.

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

       Electric Sales Agreements
       On June 27, 2001, and subsequently on December 19, 2001, the Financial Accounting Standards Board ("FASB") issued Derivative Implementation Group ("DIG") Issue C-15, extending the normal purchase and sales exception to electric power purchase or sales agreements that meet specific criteria. MCV believes that its electric sales agreements currently do not qualify as derivatives under SFAS No. 133, and as such does not record the fair value of these contracts on its balance sheet.

       Forward Foreign Exchange Contracts
       An amended service agreement was entered into between MCV and Alstom Power Company ("Alstom") (the "Amended Service Agreement"), under which Alstom will provide hot gas path parts for MCV's twelve gas turbines through the ninth series of major gas turbine generator ("GTG") inspections, which are expected to be completed by year-end 2008. The payments due to Alstom under the Amended Service Agreement are adjusted annually based on the U.S. dollar to Swiss franc currency exchange rate.

       To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under the Amended Service Agreement, MCV maintains a foreign currency hedging program. Under this program, MCV periodically enters into forward purchase contracts for Swiss francs. Under SFAS No. 133, the forward foreign currency exchange contracts qualify as fair value hedges, since they hedge the identifiable foreign currency commitment of the Amended Service Agreement. The gains and losses on these forward contracts, as well as the change in value of the firm commitment, are to be recognized currently in earnings. Since the currency, notional amounts and maturity dates on the hedged transactions and forward contracts essentially match, the January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change and is expected to have an immaterial earnings impact on an ongoing basis. The final gains and losses on these transactions, accounted for as hedges, will be included in the measurement of the underlying capitalized major renewal costs when incurred. As of September 30, 2002 and December 31, 2001, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million and $10.0 million, respectively, these hedges are considered highly effective, therefore, there is no material gain or loss recognized during the periods ended September 30, 2002 and December 31, 2001.

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

       The FASB issued DIG Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. MCV currently has nine long-term gas contracts that contain both an option and forward component. At April 1, 2002, MCV had not separated these contracts. As such, they are no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. As of September 30, 2002, MCV recorded in "Fuel costs" an additional $11.9 million net mark-to-market gain in earnings, associated with these contracts. As of September 30, 2002, MCV recorded "Derivative assets" in Current Assets and Other Assets in the amounts of $40.8 million and $29.2 million, respectively, representing the mark-to-market gain on these long-term contracts. MCV expects these contracts to cause future earnings volatility, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of approximately five years for these gas contracts. In October 2002, MCV removed the option component from two of the nine long-term gas contracts discussed above and is currently working to remove the optionality presently contained in some of the other contracts, which should reduce the earnings volatility.

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

       Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded as a current asset in "Broker margin accounts and prepaid expenses," was $10.0 million and $32.0 million as of September 30, 2002 and December 31, 2001, respectively.

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

       For the nine month period ended September 30, 2002, MCV has recognized in other comprehensive income, an unrealized and realized $38.6 million increase on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, resulting in a net $14.3 million gain balance in other comprehensive income as of September 30, 2002. This balance represents natural gas futures and options with maturities ranging from October 2002 to December 2005, of which $12.6 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of September 30, 2002, a $15.0 million derivative asset in "Derivative assets," representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the nine months ended September 30, 2002, MCV has recorded a net $14.7 million loss in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $.4 million gain in earnings from cost mitigation activities. For the nine months ended September 30, 2001, MCV recognized an unrealized and realized $45.4 million decrease in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, resulting in a $29.7 million loss in other comprehensive income as of September 30, 2001. In addition, for the nine months ended September 30, 2001, MCV recorded a net $2.4 million gain in earnings from hedging activities and cost mitigation activities.

       Interest Rate Swaps
       To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts. Cash is deposited with the broker in a margin account at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded as a current asset in "Broker margin accounts and prepaid expenses," was approximately $25,000 and $30,000 for the periods ending as of September 30, 2002 and December 31, 2001, respectively.

       As of September 30, 2002 and December 31, 2001, MCV did not have any interest rate swap transactions outstanding which qualified for cash flow hedge accounting. The January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change gain recognized in other comprehensive income, and for the nine months ended September 30, 2001, MCV recorded a gain of approximately $100,000 in earnings for the cash flow hedging activity.

       MCV has one interest rate swap, with a notional amount of $20 million with a period of performance that extends until December 1, 2002, which does not qualify as a hedge under SFAS No. 133. The gains and losses on this swap are recorded currently in earnings. For the nine months ended September 30, 2002 and 2001, MCV recorded an immaterial loss and a gain of approximately $800,000 in earnings, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(3) RESTRICTED CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-MATURITY

    Current and non-current restricted cash and cash equivalents and investment securities held-to-maturity consist of the following as of (in thousands):

                                                                         September 30,      December 31,
                                                                             2002              2001
                                                                           ----------        ----------
     Current:
     Funds restricted for plant modifications                              $       --        $      787
                                                                           ==========        ==========

     Non-current:
     Funds restricted for rental payments pursuant to the Overall
        Lease Transaction                                                  $  136,376        $  139,301

     Funds restricted for management non-qualified plans                        2,182             2,166
                                                                           ----------        ----------

     Total                                                                 $  138,558        $  141,467
                                                                           ==========        ==========

(4) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                                         September 30,      December 31,
                                                                             2002               2001
                                                                           ----------        ----------
     Accounts payable
      Related parties                                                      $   11,431        $   10,918
      Trade creditors                                                          26,096            24,678
     Property and single business taxes                                        12,349            12,946
     Other                                                                      2,844            25,054
                                                                           ----------        ----------

     Total                                                                 $   52,720        $   73,596
                                                                           ==========        ==========

(5) LONG-TERM DEBT

    Long-term debt consists of the following as of (in thousands):       September 30,      December 31,
                                                                             2002               2001
                                                                           ----------        ----------
    Financing obligation, maturing through 2015, payable in
    semi-annual installments of principal and interest, secured by
    property, plant and equipment                                          $1,247,149        $1,429,233

    Less current portion                                                      (93,928)         (186,173)
                                                                           ----------        ----------

    Total long-term debt                                                   $1,153,221        $1,243,060
                                                                           ==========        ==========

    Financing Obligation

    In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements ("Overall Lease Transaction") with a lessor group, related to substantially all of MCV's fixed assets. Proceeds of the financing were used to retire borrowings outstanding under existing loan commitments, make a capital distribution to the partners of MCV and retire a portion of the notes issued by MCV to MEC Development Corporation ("MDC") in connection with the transfer of certain assets by MDC to MCV. In accordance with SFAS No. 98, "Accounting For Leases," the sale and leaseback transaction has been accounted for as a financing arrangement.

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

     Interest and fees incurred related to long-term debt arrangements during the nine months ended September 30, 2002 and 2001 were $89.7 million and $94.1 million, respectively. Interest and fees paid for the nine months ended September 30, 2002 and 2001 were $122.1 million and $131.7 million, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(6)   PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at September 30, 2002, and the nature and amount of related party transactions or agreements that existed with MCV's partners or affiliates as of September 30, 2002 and 2001, and for each of the nine month periods ended September 30 (in thousands).

 Beneficial Owner, Equity Partner,             Equity
Type of Partner and Nature of Related Party   Interest  Interest  Party Transactions and Agreements                 2002     2001
------------------------------------------------------------------------------------------------------------------------------------
CMS Energy Company
CMS Midland, Inc.                             $340,844    49.0%   Power purchase agreements                       $425,894  $403,259
                                              ========  =======
 General Partner; wholly-owned                                    Purchases under gas transportation agreements     17,702    18,071
 subsidiary of Consumers Energy                                   Purchases under spot gas agreements                3,542     1,136
 Company                                                          Purchases under gas supply agreements              7,506     7,054
                                                                  Gas storage agreement                              1,922     1,922
                                                                  Land lease/easement agreements                       450       450
                                                                  Accounts receivable                               46,845    48,919
                                                                  Accounts payable                                   5,344     8,053
                                                                  Sales under spot gas agreements                    1,084     3,891
El Paso Corporation
Source Midland Limited Partnership            $120,667    18.1%   Purchase under gas transportation agreements       9,696    10,300
 ("SMLP") General Partner; owned by                               Purchases under spot gas agreement                 7,217    41,828
 subsidiaries of El Paso Corporation                              Purchases under gas supply agreement              34,311     3,795
                                                                  Gas agency agreement                                 323     1,601
                                                                  Deferred reservation charges under gas
                                                                  purchase agreement                                    --     7,880
                                                                  Accounts receivable                                1,803        --
                                                                  Accounts payable                                   5,268     5,937
                                                                  Sales under spot gas agreements                   10,477    28,183
                                                                  Partner cash withdrawal (including accrued
                                                                  interest) (1)                                         --    55,989

El Paso Midland, Inc. ("El Paso Midland")       72,400    10.9    See related party activity listed under SMLP.
General Partner; wholly-owned subsidiary
of El Paso Corporation

MEI Limited Partnership ("MEI")                                   See related party activity listed under SMLP.
 A General and Limited Partner;
 50% interest owned by El Paso Midland,
 Inc. and 50% interest owned by SMLP
     General Partnership Interest               60,336     9.1
     Limited Partnership Interest                6,032      .9

Micogen Limited Partnership                     30,165     4.5    See related party activity listed under SMLP.
 ("MLP") Limited Partner, owned
 subsidiaries of El Paso Corporation
                                              --------  -------

     Total El Paso Corporation                $289,600    43.5%
                                              ========  =======
The Dow Chemical Company
The Dow Chemical Company                      $ 65,157     7.5%   Steam and electric power agreement                20,281    25,358
                                              ========  =======
 Limited Partner                                                  Steam purchase agreement - Dow Corning Corp
                                                                  (affiliate)                                        2,706     2,738
                                                                  Purchases under demineralized water supply
                                                                  agreement                                          5,028     5,094
                                                                  Accounts receivable                                2,933     2,986
                                                                  Accounts payable                                     819       901
                                                                  Standby and backup fees                              548       520
                                                                  Sales of gas under tolling agreement               5,879        --

Alanna Corporation
Alanna Corporation                            $  1 (2)  .00001%   Note receivable                                        1         1
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

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                              -----------------------------         -----------------------------
                                                                  2002               2001               2002               2001
                                                              ----------         ----------         ----------         ----------
Operating Revenues                                            $  156,311         $  165,558         $  451,138         $  454,184

Capacity Revenue                                              $  102,271         $  106,072         $  302,753         $  307,847
PPA Contract Capacity (MW)                                         1,240              1,240              1,240              1,240
Billed PPA Availability                                             98.4%              98.5%              98.5%              98.5%

Electric Revenue                                              $   51,141         $   55,825         $  138,464         $  134,157
PPA Delivery as a Percentage of Contract Capacity                   80.9%              89.5%              75.1%              71.9%
PPA, SEPA and Other Electric Deliveries (MWh)                  2,386,968          2,698,006          6,538,603          6,375,311
Average PPA Variable Energy Rate ($/MWh)                      $    16.01         $    15.62         $    15.98         $    15.58
Average PPA Fixed Energy Rate ($/MWh)                         $     3.89         $     3.80         $     3.89         $     3.73

Steam Revenue                                                 $    2,899         $    3,661         $    9,921         $   12,180
Steam Deliveries (Mlbs)                                        1,090,240          1,200,810          3,958,240          4,242,250


Comparison of the Three Months ended September 30, 2002 and 2001:

Overview:

For the third quarter of 2002, MCV recorded net income of $9.0 million, which includes a $3.4 million quarterly mark-to-market loss recorded at September 30, 2002 in "Fuel costs", resulting from the April 1, 2002 change in method of accounting for long-term gas derivative option contracts. Certain natural gas contracts that contain optionality are now being marked-to-market through earnings, as required by a newly effective interpretation of SFAS No. 133. MCV's recorded net income, without the effects of the mark-to-market change of $3.4 million, was $12.4 million as compared to net income of $13.5 million for the third quarter of 2001. The earnings decrease, for the third quarter of 2002 compared to 2001, was primarily due to higher natural gas prices under MCV's long-term contracts, lower capacity and energy revenues under summer option agreements, a lower electric dispatch under the PPA and lower interest income on MCV's invested cash reserves. This decrease was partially offset by the 2001 expensing of development costs and lower interest expense on MCV's financing arrangements.

Operating Revenues:

For the third quarter of 2002, MCV's operating revenues decreased $9.2 million from the third quarter of 2001. This decrease is due primarily to lower capacity and energy revenues under summer option agreements with Consumers and other third parties, a lower electric dispatch under the PPA with Consumers and lower energy rates under the SEPA with Dow. This decrease was partially offset by higher energy rates under the PPA.

Operating Expenses:

For the third quarter of 2002, MCV's operating expenses were $120.2 million, which includes $82.0 million of fuel costs, including a $3.4 million quarterly mark-to-market loss on the natural gas contracts that contain optionality. During this period, MCV purchased approximately 21.6 Bcf of natural gas, and a net 1.0 Bcf was injected into storage and used for transportation fuel. During this same period, MCV consumed 21.1 Bcf of which .5 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the third quarter of 2002 was $3.32 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Without the effects of the disposition of the excess gas supplies, the average commodity cost of fuel for the third quarter of 2002 would have been $3.33 per MMBtu. For the third quarter of 2001, MCV's operating expenses were $125.1 million, which includes $78.5 million of fuel costs. During this period, MCV purchased approximately 25.5 Bcf of natural gas, and a net 1.9 Bcf was injected into storage and used for transportation fuel. During this same period, MCV consumed 23.6 Bcf. The average commodity cost of fuel for the third quarter of 2001 was $2.85 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Without the effects of the disposition of the excess gas supplies, the average commodity cost of fuel for the third quarter of 2001 would have been $2.86 per MMBtu. Fuel costs for the third quarter of 2002 compared to 2001 increased by $.1 million, excluding the $3.4 million quarterly mark-to-market loss. This slight fuel cost increase was due to higher natural gas prices under MCV's long-term gas contracts, offset by lower gas usage resulting from Dow's election to toll gas in 2002.

For the third quarter of 2002, operating expenses other than fuel costs decreased $8.4 million from the third quarter of 2001, primarily resulting from the 2001 expensing of $6.7 million of development costs. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense):

For the third quarter of 2002, interest and other income decreased $2.1 million compared to 2001, primarily resulting from lower interest rates on MCV's invested cash and a lower average invested balance. The decrease in interest expense for the third quarter of 2002 compared to 2001 of $2.0 million is due to a lower principal balance on MCV's financing obligation.

Comparison of the Nine Months ended September 30, 2002 and 2001:

Overview:

For the first nine months of 2002, MCV recorded net income of $105.3 million, which includes the April 1, 2002 change in method of accounting for long-term gas derivative option contracts. Certain natural gas contracts that contain optionality are now being marked-to-market through earnings, as required by SFAS No. 133. The cumulative effect of this accounting change as of April 1, 2002 increased earnings by approximately $58.1 million and the additional quarterly mark-to-market adjustments as of September 30, 2002 resulted in an additional net earning increase of $11.9 million, in "Fuel costs". MCV's recorded net income, without the effects of the accounting change of $70.0 million, was $35.3 million as compared to net income of $43.7 million for the first nine months of 2001. The earnings decrease, for the first nine months of 2002 compared to 2001, was primarily due to higher natural gas prices under MCV's long-term contracts, lower interest income on MCV's invested cash reserves and lower capacity and energy sales under summer option agreements. This decrease was partially offset by the 2001 expensing of development costs, lower costs associated with the electric dispatch reduction transactions entered into with Consumers, lower interest expense on MCV's financing arrangements and increased electric rates under the PPA.

Operating Revenues:

For the first nine months of 2002, MCV's operating revenues decreased $3.0 million from the first nine months of 2001. This decrease is due primarily to lower capacity and energy revenues under summer option agreements with Consumers and other third parties; and by lower energy rates under the SEPA with Dow. This decrease was partially offset by an increase in the electric dispatch and higher energy rates both under the PPA with Consumers.

Operating Expenses:

For the first nine months of 2002, MCV's operating expenses were $317.7 million, which includes $203.1 million of fuel costs, including an $11.9 million mark-to-market net gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 58.3 Bcf of natural gas, and a net 1.8 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 58.4 Bcf of which 1.9 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first nine months of 2002 was $3.24 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Without the effects of the disposition of the excess gas supplies, the average commodity cost of fuel for the first nine months of 2002 would have been $3.33 per MMBtu. For the first nine months of 2001, MCV's operating expenses were $329.1 million, which includes $203.1 million of fuel costs. During this period, MCV purchased approximately 61.7 Bcf of natural gas, and a net 4.2 Bcf was injected into storage and used for transportation fuel. During this same period, MCV consumed
57.5 Bcf. The average commodity cost of fuel for the first nine months of 2001 was $2.94 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Without the effects of the disposition of the excess gas supplies, the average commodity cost of fuel for the first nine months of 2001 would have been $3.22 per MMBtu. Fuel costs for the first nine months of 2002 compared to 2001 increased by $11.9 million, excluding the $11.9 million mark-to-market net gain. This fuel cost increase was due to higher natural gas prices under MCV's long-term gas contracts and a higher electric dispatch under the PPA. This increase was partially offset by lower costs associated with the electric dispatch reduction transaction entered into with Consumers and a lower gas usage resulting from Dow's election to toll gas.

For the first nine months of 2002, operating expenses other than fuel costs decreased $11.4 million from the first nine months of 2001, primarily resulting from the 2001 expensing of $6.7 million of development costs and lower depreciation expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense):

For the first nine months of 2002, interest and other income decreased $9.5 million compared to 2001, primarily resulting from lower interest rates on MCV's invested cash and a lower average invested balance. The decrease in interest expense for the first nine months of 2002 compared to 2001 of $4.5 million is due to a lower principal balance on MCV's financing obligation.

Cumulative Effect of Accounting Change:

Effective April 1, 2002, the FASB issued guidance regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. As of April 1, 2002 MCV had nine long-term gas contracts that each contain both an option and forward component. As such, they are no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. MCV expects these contracts to cause future earnings volatility, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of the gas contracts, which approximates five years. In October 2002, MCV removed the option component from two of the nine long-term gas contracts discussed above and MCV is currently working to remove the optionality presently contained in some of the other contracts, which should reduce the earnings volatility.

Liquidity and Capital Resources

During the nine months ended September 30, 2002 and 2001, net cash generated by MCV's operations was $144.3 million and $56.4 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation required under the Overall Lease Transaction and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next thirteen years. During 2002 and 2001, MCV paid financing obligation requirements of $304.1 million and $287.1 million, respectively, as required under the Overall Lease Transaction.

MCV also has a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been secured by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be effected by Consumers credit rating. The Working Capital Facility term currently expires on August 29, 2003. MCV did not utilize the Working Capital Facility during the first nine months of 2002, except for letters of credit associated with normal business practices. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur.

For the foreseeable future, MCV expects to fund current operating expenses and payments under the amended Service Agreement primarily through cash flows from operations. Due to uneven future scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls. These cash flow shortfalls are anticipated to be replenished annually. If necessary, MCV could fund any ongoing operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of September 30, 2002, there was approximately $221.2 million of cash reserves.

Disclosure about Contractual Obligations

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of September 30, 2002, MCV has the following contractual financial obligations and commitments:

                                                   Contractual Obligations (In Millions)
                                -----------------------------------------------------------------------------
                                  Total       2002(1)    2003       2004       2005       2006    Thereafter
                                -----------------------------------------------------------------------------
     Long-Term Debt(2)          $1,973.0     $     --  $  208.9   $  242.8   $  174.4   $  156.0   $1,190.9
                                =============================================================================

     Unconditional Purchase
         Obligations(3)         $2,664.6     $   53.4  $  247.4   $  268.0   $  307.7   $  322.6   $1,465.5
     Other Long-Term
         Obligations(4)         $  137.7     $    6.4  $   26.9   $   25.7   $   26.7   $   27.6   $   24.4
                                -----------------------------------------------------------------------------
     Total Contractual Cash
         Obligations            $2,802.3     $   59.8  $  274.3   $  293.7   $  334.4   $  350.2   $1,489.9
                                =============================================================================

(1) Represents obligations from October - December 2002.
(2) Represents expected cash payments including interest.
(3) Represents estimated minimum commitments under current long-term natural gas contracts, natural gas transportation reservation charges, spare parts purchases and ground lease agreement.
(4) Represents the cost of current Facility maintenance service agreements.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, Consumers' ability to perform its obligation under the PPA and present or prospective wholesale and retail competition, among other factors. The business and profitability of MCV is also influenced by other factors such as pricing and transportation of natural gas, changes in accounting standards (such as accounting for derivative instruments and hedging activities) and environmental legislation/regulation. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation and maintenance of the Facility's QF status.

Operating Outlook. During the first nine months of 2002, approximately 71% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 98.5% for the first nine months of 2002, 99.5% for the year 2001 and 98.5% for the year 2000. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas, rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. In addition, the extent to which the Facility is dispatched by Consumers can exacerbate the divergence between variable revenues and costs of production. For the period 1999 through September 2002, the unit energy charge (fixed and variable) paid to MCV has risen by 1.5%, while the average unit variable cost of delivered fuel for approximately the same period has risen by 19.7%. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. Currently, MCV continues to purchase the majority of its natural gas requirements under long-term fixed-price contracts, with a smaller portion of gas purchased on the spot market. MCV has maintained a hedging program to mitigate risk associated with volatile prices in the spot market. For the year 2002, MCV has entered into gas purchase and hedging arrangements with respect to most of its expected gas needs not provided for under its long-term contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices for 2002, although high gas prices for an extended period of time could adversely affect operating results.

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources available to Consumers, resulting in an average dispatch of approximately 75% from April 1998 through September 2002. Previously, the Facility was being dispatched on an uneconomic basis (relative to the cost of other energy resources) averaging approximately 90%. A return to uneconomic dispatch could negatively affect MCV's financial performance.

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

Michigan Electric Industry Restructuring. The MPSC issued orders in 1997 and 1998 (collectively the "Restructuring Orders"). The Restructuring Orders provide for a transition to a competitive regime whereby electric retail customers would be able to choose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandated that utilities "wheel" third-party power to the utilities' customers. An issue involved in restructuring, which could significantly impact MCV, is stranded cost recovery. The Restructuring Orders allow recovery by utilities (including Consumers) of net stranded costs, which include capacity charges from QFs, including MCV, previously approved by the MPSC, incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (including MCV's PPA) is limited to customers who chose an alternative power supplier and are only paid for the period 1998 through 2007 (MCV's PPA expires in 2025). Customers who chose to remain power supply customers of Consumers will continue to pay capacity charges as part of rates charged by Consumers, subject to MPSC rate regulation. The Restructuring Orders do not otherwise specifically address the recovery of PPA capacity charges after 2007. MCV, as well as others, filed appeals in state and federal courts challenging the Restructuring Orders. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow recovery of PPA charges (capacity and energy) by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. This order is now final.

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

In MCV's federal court challenge to the Restructuring Orders, the U.S. District Court granted summary judgment to MCV declaring, among other things, that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. In June 2001, the United States Court of Appeals ("Appellate Court") vacated the U.S. District Court's summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties' dispute is hypothetical at this time and the QFs (including MCV) claims are premised on speculation about how an order might be interpreted in the year 2007 or beyond by a future MPSC.

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities that FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. Order No. 2000 is intended to increase competition and remedy continuing problems with wholesale transmission access and reliability. Order No. 2000 does not directly impact MCV since MCV does not own transmission lines, but could indirectly impact MCV in selling electricity in the wholesale market. Order No. 2000 and subsequent related orders were affirmed by the United States Court of Appeals for the D.C. Circuit. In 2002, FERC issued a Notice of Proposed Rulemaking ("NOPR") to examine remedying undue discrimination through open access transmission service and standardized electricity market design. Interested parties have until mid-November 2002 to file comments on the NOPR. MCV management cannot predict the outcome of the NOPR or the impact it may have on MCV's business, if any, at this time.

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

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long-term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 2001, MCV achieved an Efficiency Percentage of 47.0% and a Thermal Percentage of 18.3%. During the first nine months of 2002, MCV achieved an Efficiency Percentage of 46.9% and a Thermal Percentage of 17.4%.

The loss of QF status could, among other things, cause the Facility to lose its right under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements, including the Federal Power Act, as amended (under which FERC has authority to establish rates for electricity, which may be different than existing contractual rates). If the Facility were to lose its QF status, the Partners of MCV, the Owner Participants, the Owner Trustees and their respective parent companies could become subject to regulation under the Public Utility Holding Company Act of 1935 (under which, among other things, the Securities and Exchange Commission has authority to order divestiture of assets under certain circumstances). The loss of QF status would not, however, entitle Consumers to terminate the PPA. Under the PPA, Consumers is obligated to continue purchasing power from MCV at FERC-approved rates (provided that the FERC-approved rates do not exceed the existing contractual rates) and MCV, not Consumers, is entitled to terminate the PPA (which MCV has covenanted not to do under the Participation Agreements). There can be no assurance that FERC-approved rates would be the same as the rates currently in effect under the PPA. If the FERC-approved rates are materially less than the rates under the PPA, MCV may not have sufficient revenue to make financing obligation payments under the Overall Lease Transaction. The loss of QF status would constitute an Event of Default under the Lease (and a corresponding Event of Default under the Indenture) unless, among other requirements, FERC approves (or accepts for filing) rates under the PPA or other contracts of MCV for the sale of electricity sufficient to meet certain target coverage ratios (as defined in the Overall Lease Transaction).


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

Effective April 1, 2002, the FASB issued guidance regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or that the components of the contract be separated into two discrete contracts. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception while the option contract would be treated as a derivative under SFAS No. 133, with changes in fair value recorded through earnings. MCV currently has nine long-term gas contracts that each contains both an option and forward component. As of April 1, 2002, MCV had not separated these contracts. As such, they are no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these contracts through earnings. MCV expects these contracts to cause future earnings volatility, since these contracts will be adjusted on a mark-to-market basis and affect future earnings through 2007 (the expiration date of the last contract). In October 2002, MCV removed the option component from two of the nine long-term gas contracts discussed above and is currently working to remove the optionality contained in some of the other contracts, which should reduce the earnings volatility.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to MCV's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Part I, Item 1, "Condensed Notes to Unaudited Consolidated Financial Statements - Note 2, Risk Management Activities and Derivative Transactions and Note 5, Long-Term Debt".

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

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of September 30, 2002, have original maturity dates of approximately one year or less.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement. For the interest rate swap transactions, the table presents the notional amounts and related interest rates by fiscal year of maturity. The variable rates presented are the average of the forward rates for the term of each contract, as valued at September 30, 2002:

                                                                   Expected Maturity In
                                 ----------------------------------------------------------------------------------------     Fair
                                   2002          2003         2004         2005         2006      Thereafter      Total       Value
                                 --------      --------     --------     --------     --------    ----------     --------    -------
     Debt:
     Long-Term Debt Fixed
          Rate (in millions)           --      $  208.9     $  242.8     $  174.4     $  156.0     $1,190.9      $1,973.0      N/A
          Avg. Interest Rate           --           9.4%         9.4%         9.4%         9.4%         9.4%          9.4%

     Interest Rate Swaps:
     Floating to Floating        $   20.0                                                                                     $ .1
        (in millions)
          Avg. Pay Rate              1.73%
          Avg. Receive Rate          4.16%

Commodity Risk. MCV enters into natural gas futures and option contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized principally to secure anticipated natural gas requirements necessary for projected electric sales and to lock in sales prices of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements.

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from November 2002 to December 2005. The table presents the carrying amounts and fair values at September 30, 2002:

                                                             Expected Maturity in 2002/2005             Fair Value
                                                             ------------------------------             ----------
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy                                  3,393                                --
Weighted Average Price Long (per MMBtu)                                $  3.514                          $  3.959
Contract Amount ($US in Millions)                                      $  119.2                          $  134.3

Foreign Currency Risk. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with Alstom. The gains and losses on these transactions, accounted for as hedges, are included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts entered into by MCV have maturity dates of less than one year. As of September 30, 2002, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million, with a deferred $.8 million gain.

See Part I, Item 1, "Condensed Notes to Unaudited Consolidated Financial Statements - Note 1" for a further discussion of associated risks and contingencies.

                         Item 4. Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of the filing of this report, MCV carried out an evaluation, under the supervision and with the participation of MCV's management, including the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller; of the effectiveness of the design and operation of MCV's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended). Based on such review of MCV's disclosure controls and procedures, the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller; have concluded that MCV's disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no significant changes in MCV's internal controls or in other factors that could significantly affect these controls subsequent to the date MCV completed its evaluation.

                           PART II. OTHER INFORMATION


                            Item 1. Legal Proceedings


The discussion below is limited to an update of events or developments that have occurred in various judicial and administrative proceedings since June 13, 2002. A complete summary of all outstanding legal proceedings is set forth in MCV's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 25, 2002.

Property Tax Appeals

In June 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV's 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2002 at the Michigan Tax Tribunal. MCV is seeking a reduction of its annual property taxes on the basis that the City of Midland has over assessed the property's taxable value for ad valorem property tax purposes. MCV management cannot predict the outcome of these proceedings.



                    Item 6. Exhibits and Reports on Form 8-K


a.)      List of Exhibits

         99.1 President and Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Chief Financial Officer, Vice President and Controller Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MIDLAND COGENERATION VENTURE
                                                   LIMITED PARTNERSHIP
                                              ----------------------------
                                                      (Registrant)




Dated:  November 12, 2002                  /s/ James M. Kevra
        --------------------               -------------------------------------
                                                       James M. Kevra
                                           President and Chief Executive Officer




Dated:  November 12, 2002                  /s/ James M. Rajewski
        --------------------               -------------------------------------
                                                     James M. Rajewski
                                                  Chief Financial Officer,
                                               Vice President and Controller

                                 CERTIFICATIONS

I, James M. Kevra, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Midland Cogeneration Venture Limited Partnership;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002



 /s/ James M. Kevra
-------------------------------------
James M. Kevra
President and Chief Executive Officer

I, James M. Rajewski, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Midland Cogeneration Venture Limited Partnership;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  e) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  b) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002



 /s/ James M. Rajewski
-----------------------------------------------
James M. Rajewski
Chief Financial Officer, Vice President and Controller

                               10-Q EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002