Form 10-K
period 2002-12-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2003-03-26
CIK 869905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               -------------------     -------------------------

Commission file number (Under the Securities Act of 1933)    33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                            38-2726166
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

100 PROGRESS PLACE, MIDLAND, MICHIGAN                              48640
-------------------------------------                     ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code          (989)   839-6000
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act).
Yes      No X
   ---     ---

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I                                                                                            Page

Item 1.           Business.........................................................................1
                  A.  General......................................................................1
                  B.  The Partners.................................................................1
                  C.  The Facility.................................................................2
                  D.  Major Issues Facing MCV......................................................2
                  E.  Contracts....................................................................3
                  F.  Employees...................................................................12
                  G.  Regulation..................................................................12
                  H.  Environmental Matters.......................................................16
                  I.  Overall Lease Transaction...................................................18
Item 2.           Properties......................................................................21
Item 3.           Legal Proceedings...............................................................21
Item 4.           Submission of Matters to a Vote of Security Holders.............................21

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters...........22
Item 6.           Selected Financial Data.........................................................22
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.................................................................22
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk......................30
Item 8.           Financial Statements and Supplementary Data.....................................32
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure....................................................................32

PART III

Item 10.          Directors and Executive Officers of the Registrant..............................33
Item 11.          Executive Compensation..........................................................35
Item 12.          Security Ownership of Certain Beneficial Owners and Management..................38
Item 13.          Certain Relationships and Related Transactions..................................38
Item 14.          Controls and Procedures.........................................................39


PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.................40

Signatures            ..........................................................................F-24

Certifications        ..........................................................................F-25

                                     PART I


Item 1. BUSINESS

A.    General

      In January 1987, Midland Cogeneration Venture Limited Partnership ("MCV") was formed as a limited partnership to convert a portion of an uncompleted Consumers Energy Company ("Consumers") nuclear power plant into a natural gas-fired, combined-cycle, cogeneration facility located in Midland County, Michigan (the "Facility"). The Facility commenced commercial operation in 1990 (the "Commercial Operation Date") and is capable of generating approximately 1500 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. The Facility is dependent upon natural gas for its fuel supply.

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

B.    The Partners

      The current general partners of MCV are CMS Midland, Inc. ("CMS Midland"), a wholly-owned subsidiary of Consumers and El Paso Midland, Inc. ("El Paso Midland"), Source Midland Limited Partnership ("SMLP") and MEI Limited Partnership ("MEI"), which is a general and limited partner, all of which are indirect wholly-owned subsidiaries of El Paso Corporation ("El Paso"). MCV's other limited partners are Dow, Micogen Limited Partnership ("Micogen"), owned by subsidiaries of El Paso, and Alanna Corporation ("Alanna"), a wholly-owned subsidiary of Alanna Holdings Corporation ("Alanna Holding"). The capital stock of Alanna Holding is owned by Dow, CMS Energy Corporation ("CMS Energy"), an affiliate of Consumers, and El Paso CNG Company, an affiliate of El Paso. The general partners and limited partners of MCV are referred to herein as the "Partners." The ownership interests of the Partners are shown in "Security Ownership of Certain Beneficial Owners and Management."

C.    The Facility

      MCV's principal business is the operation of the Facility and the sale of electric capacity and related energy (principally to Consumers) and steam (to Dow and DCC) produced at the Facility. The Facility is located on an approximately 1200-acre site that is leased from Consumers (the "Site").

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

D.    Major Issues Facing MCV

      MCV faces several major issues crucial to its future success. These issues, briefly summarized here, are discussed more fully in the sections cross referenced below:

      Electric Industry Restructuring. At both the state and federal level, efforts continue to restructure the electric industry. In 1997 and 1998, the Michigan Public Service Commission ("MPSC") entered a series of orders, permitting customers to choose their power provider over a four-year phase-in period which started in 1999 ("Restructuring Orders") (these orders are further described in "Regulation - Michigan Electric Industry Restructuring Proceedings"). In addition, Michigan enacted restructuring legislation in June 2000. A significant issue to MCV is the potential for future regulatory denial of recovery by Consumers from its customers of above market PPA costs Consumers pays MCV. Over 90% of MCV's revenues come from sales pursuant to the PPA. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying Consumers' recovery of above-market PPA costs, MCV's cash flows may be negatively impacted, especially after 2007. (See "Regulation - Michigan Electric Industry Restructuring Proceedings and Federal Electric Industry Restructuring", Managements Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Outlook - Michigan Electric Industry Restructuring Proceedings and Federal Electric

      Industry Restructuring", and Notes to Consolidated Financial Statements,
      Note 1, "The Partnership and Associated Risks".)

      Energy Rate and Cost of Production. Since January 1992, MCV has experienced an overall reduction in the energy charges it is paid for electricity under the PPA, primarily due to declining coal costs at Consumers' generating plants. In addition, MCV's costs associated with production of electricity have continued to rise. These circumstances have negatively affected MCV's cash flow. While MCV has the majority of its expected natural gas needs under contract for the next several years, sustained periods of high market gas prices could adversely affect MCV's earnings and cash flow. (See "Regulation -- MPSC and Other Proceedings Relating to Capacity and Energy Charges", "Overall Lease Transaction", and MD&A -- Liquidity and Financial Resources" and "Contracts - Gas Supply Agreements".) In addition, MCV has credit exposure to suppliers who have entered into fixed price natural gas contracts with MCV. To the extent that the aforementioned suppliers fail to deliver natural gas under their fixed price contracts and the cost to replace such gas is in excess of the contract rate, MCV could experience higher natural gas prices in the future. (See "Contracts - Credit Support Requirements for MCV's Gas Arrangements.")

      E.    Contracts

      MCV's material contracts are the PPA, which provides for the sale to Consumers of electric capacity and related energy; the SEPA, which provides for the sale of steam and electricity to Dow; the SPA, which provides for the sale of steam to DCC; gas supply, storage and transportation contracts with a number of companies; an agreement covering gas turbine inspection services and spare parts with Alstom Power Inc. ("Alstom"); and an agreement covering steam turbine inspection services and parts with General Electric Company ("GE"). On December 31, 2002, MCV entered into an agreement covering gas turbine inspection services and spare parts with General Electric International, Inc. ("GEII"). This agreement will replace the similar agreement with Alstom. MCV's interests in all the foregoing contracts, except the SPA, have been assigned to the Owner Trustees, which in turn subassigned such contracts to MCV and granted a security interest in such contracts to the Note Trustees. (See "Overall Lease Transaction.") The following is intended to summarize briefly certain provisions of such contracts and is qualified in its entirety by reference thereto.

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

      MCV is obligated to have the Facility inspected at least once each year by a consulting engineer selected by it from a list of engineering firms approved by Consumers. The annual inspection includes, at a minimum, all equipment, structures, operating procedures and maintenance practices necessary for the generation and delivery of energy to Consumers. Upon completion of an annual inspection, the consulting engineer must promptly issue a written report. Any recommendations in this report regarding equipment, structure and maintenance practices, which have been approved by MCV's management, must be implemented within a specified period of time. In its April 2002 report, Cummins & Barnard, Inc., the consulting engineer, found no specific issues that MCV should take under advisement or act upon. With regard to the most recent inspection, MCV expects to receive the report by the end of April 2003 and does not anticipate any substantial problems or requirements for plant modifications.

      In 1997, Consumers informed MCV of several other potential payment issues it would pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues related to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it did not believe that MCV could use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers had also indicated that they would take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs (collectively the "Disputed Issues"). MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement) all of the previously Disputed Issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts decision which may affect those issues or payments. The Settlement Agreement also provides that, not withstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW ("98.5% cap") on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts decision, which may affect this issue or payment. Provided, however, that if Consumers transfers (subject to MCV's prior consent) its rights of up to 1240 MW of capacity and associated energy under the PPA to a third party for an extended period of time, the 98.5% cap will not apply except that the 98.5% cap is, in any event, reinstated on September 15, 2007. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the "regulatory out" provision to reduce capacity payments to MCV based upon the "availability caps" of 88.7% of the 1240 MW (both on and off peak) of contract capacity as provided for in the 915 MW Settlement and the 325
      MW Settlement (See "Regulation - MPSC and Other Proceedings Relating to Capacity and Energy Changes). The Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

      MCV currently delivers its electric power to purchasers through transmission lines owned and operated by Trans-Elect, Inc. ("Trans-Elect"). Such lines were previously owned by Consumers. MCV and Consumers previously entered into the Facilities Agreement which provides for transmission service of excess capacity and energy available at the Facility. The sale of the transmission facilities to Trans-Elect does not change, in any respect, the contractual relationship and obligations of Consumers under the Facilities Agreement. Trans-Elect is serving as Consumers' agent to perform Consumers' obligations under the Facilities Agreement.

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

      In any year, MCV is not obligated to deliver more than 691,900 pounds of steam per hour and 60 MW of electricity on an annual average basis except as Dow may increase its entitlement as discussed below. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect). However, Dow's obligation with respect to minimum annual steam purchases is an average of 440,000 pounds per hour (less amounts supplied by certain standby facilities owned by Dow and less 50% of amounts purchased by any other steam customers of MCV) and is binding only for the initial 25-year term of the SEPA. During 2002, MCV sold an average of 508,981 pounds of steam and 61 MW of electricity per hour to Dow.

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

      Under the SEPA, there is a base charge for steam and electricity which is subject to adjustment each quarter based on changes in MCV's fuel costs, producer price for capital equipment and certain compensation per hour indices. Dow also has the option under the SEPA and subsequent amendments, to provide the gas necessary to generate Dow's take of steam and electricity ("toll"). Under the provisions of the SEPA, Dow receives a billing credit of 5/8 of its steam and electric charges in exchange for Dow purchasing the natural gas for MCV.

      In order to assure reliable steam for the Dow plant, Dow owns and maintains standby facilities, which are not part of the Facility (the "Standby Facilities"). The SEPA amendment also provided that Dow would retire certain of the Standby Facilities located on the MCV site and reduce the annual standby fees payable to Dow to $350,000 per year. This fee is subject to the same indexing adjustments each quarter as the base steam charge. In addition, the fee charged by Dow for each use of the Standby Facilities, necessitated when MCV fails to deliver steam under the SEPA is $150,000.

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

      Gas Supply Arrangements

      MCV has a portfolio of long term natural gas purchase contracts (contracts that provide for gas purchases for a term of greater than one year), having remaining terms of 1 to 11 years, with U.S. and Canadian suppliers for an annual average maximum supply of natural gas for 2003 of 209,089 MMBtu/day. As of January 1, 2003, no single gas contract accounts for more than 14.2% of MCV's portfolio, though, El Paso and its subsidiaries now account for 36.0% of MCV's portfolio. Gas contracts with U.S. suppliers provide for a 2003 annual average purchase of 128,363 MMBtu/day, while gas contracts with Canadian suppliers provide for the purchase of 80,726 MMBtu/day. In addition to purchasing natural gas under long term contracts, MCV also purchases gas under short term ("spot") agreements for a term of less than one year. During 2002, MCV's gas purchases were supplied 73% from long term gas contracts and 27% from spot gas contracts.

                             MCV Gas Under Contract
                          Annual Average For Each Year
                       Maximum Daily Quantity (MMBtu/Day)


              YEAR                FIXED PRICE           INDEXED PRICE         FLOATING PRICE           TOTAL
      ---------------------- ---------------------- ---------------------- ---------------------- -----------------
              2003                    60,863                118,226                30,000              209,089
              2004                    67,923                110,638                49,000              227,561
              2005                    80,000                 61,695                96,836              238,531
              2006                    74,164                 59,156               105,345              238,665
              2007                    54,329                 16,000               141,367              211,696
              2008                    46,000                  7,500               122,000              175,500
              2009                    36,000                  7,500               120,329              163,829
              2010                    36,000                  7,500                94,151              137,651
              2011                    36,000                  4,863                47,000               87,863
              2012                    32,667                  2,667                43,500               78,833
              2013                        --                     --                 3,395                3,395


      The pricing for the above contracted volumes are defined as follows:

      Fixed Price                      Individual contracts utilize either
                                       a fixed price through life of contract or a fixed price with fixed escalator.

      Indexed Price                    Individual contracts utilize either
                                       a fixed price with an escalator tied to
                                       the energy index based on Consumers'
                                       charges under the PPA or an amount based on a combination of a fixed with escalator and fixed with energy escalator.

      Floating Price                   A price tied to (1) the Henry Hub gas
      Mercantile                       contract on the New York Exchange for
                                       the month gas is purchased or (2) the
                                       Alberta, Canada price as published is
                                       the Canadian Gas Price Reporter.

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

      In addition, MCV previously had two long term gas contracts with affiliates of the Enron Corporation ("Enron"), which filed bankruptcy petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December of 2001. The Bankruptcy Court rejected one of the Enron contracts in 2002 and due to the uncertain nature of the future viability of this contract, MCV expensed $8.2 million of unamortized prepaid gas costs associated with this contract in December 2001. MCV has filed a claim in the Bankruptcy court to recover its loss on the rejected Enron contract. MCV Management cannot predict the outcome of MCV's claim in the Enron case at this time. The second of the Enron contracts was purchased by an affiliate of El Paso and continues in full effect.

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

      In addition to an amount per MMBtu based on the quantity of gas actually delivered (the "Commodity Charge"), under most of the Canadian contracts MCV is required to pay a monthly charge whether or not MCV buys any natural gas (the "Demand Charge") to each Canadian supplier. This Demand Charge covers the transportation charges incurred by the Canadian suppliers to have transportation capacity for the MDQ available to the U.S.-Canada border. To the extent that MCV takes less than 100% of the MDQ from its Canadian contracts, gas costs per unit taken by MCV increase because Demand Charges are being paid for the quantity of gas not being taken. Two contracts provide discounts to the Commodity Charge where monthly takes are in excess of 85% of MDQ.

      The Canadian contracts establish minimum annual takes under the contracts that range from 75% to 100% of the stated MDQ. Generally, under the contracts that require less than 100% takes, MCV is contractually required to make a deficiency payment, which could range from a partial percentage to a full percentage of the Commodity Charge multiplied by the deficiency take; however, some contracts provide MCV the opportunity to reduce such deficiency payment by taking gas in excess of the MDQ during the following year. Generally, under the contracts that require 100% daily takes, MCV is required to pay the supplier for any unexcused deficiencies, which amount is calculated as the sum of (i) the daily deficiency multiplied by the positive price differential between market and contract prices and (ii) the Demand Charge accessed by transporter.

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

      Gas Transportation and Storage Arrangements

      The location of the Facility permits gas to be transported over a number of U.S. interstate pipelines. MCV has signed long term transportation contracts with four of these pipelines: ANR Pipeline Company ("ANR"); CMS Panhandle Eastern Pipe Line Company ("Panhandle"); CMS Trunkline Gas Company ("Trunkline"); and Great Lakes Gas Transmission Company ("Great Lakes"). ANR and Great Lakes are affiliates of El Paso. CMS Energy, the parent company of Consumers currently owns Panhandle and Trunkline (See paragraph below). In addition, certain of the gas suppliers arrange with pipelines for the gathering and transportation of gas from their supply sources to the interconnection points with the major interstate pipelines with which MCV has contracts.

      On December 22, 2002, CMS Energy announced that it had reached a definitive agreement to sell Panhandle and Trunkline to Southern Union Pipeline. The sale is subject to the customary closing conditions by the Federal Trade Commission and by appropriate state regulators. No change in rates or service, under MCV's contracts with these companies, are expected as a result of this sale.

      MCV originally entered into long term transportation arrangements with two connecting pipelines which link the Facility and its own pipeline to these interstate pipelines: Michigan Gas Storage Company (a subsidiary of Consumers) and Consumers. In November 2002, Consumers combined the operations of Michigan Gas Storage Company and Consumers. As a result of this combination, MCV's service is now provided under one agreement. No change in rates or service has occurred under the consolidation of these service agreements. Michigan gas produced by suppliers is currently transported to Consumers' pipeline system by the supplier under contracts the suppliers have with MichCon Gathering Company (previously Michigan Consolidated Gas Company) ("MichCon"), on the MichCon pipeline system in northern Michigan.

      The remaining terms of MCV's agreements with the U.S. transporters range from less than 1 to 22 years. The transportation rates of ANR, Panhandle, Trunkline and Great Lakes are subject to FERC regulation.

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

      Credit Support Requirements for MCV's Gas Arrangements

      Many of MCV's gas supply contracts have credit support requirements that can be triggered by changes in the financial condition of MCV or the gas supplier, price changes in the forward gas market or the quantity of gas purchases. As of December 31, 2002, MCV was supplying no credit support in the form of cash or letters of credit for any gas supply agreements. MCV was holding on December 31, 2002, a letter of credit for $9 million from a gas supplier as collateral support for one of MCV's long term gas agreements.

      A number of MCV's gas supply agreements have parent guarantees that are supplied by the corporate parents of the entity that is a party to the MCV gas contract. The MCV Partners guarantee none of MCV's gas supply agreements.

      MCV hedges gas with NYMEX contracts that have both initial and variation margin requirements. As of December 31, 2002, MCV held 3,453 NYMEX contracts and had provided $13.3 million in margin requirements to support the acquisition of the aforementioned NYMEX contracts.

      In addition, MCV also has credit support requirements in connection with its gas transportation contracts. The present tariff provisions in MCV's gas transportation contracts provide that credit support can be required based on the credit worthiness of the holder of the contract. As of December 31, 2002, MCV had not been required to provide any credit support for its gas transportation contracts.

      Gas Turbine Service Agreement

      Under a service agreement between MCV and Alstom, as amended, (the "Service Agreement"), Alstom sold MCV spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. The Service Agreement, commenced on January 1, 1990, and will expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009. Alstom does not assure any level of performance by the GTGs in the Service Agreement but warrants all repairs made by it pursuant to the Service Agreement.

      Under the Service Agreement MCV must pay a monthly inspection fee which is adjusted based upon various wage level indices, is payable on the basis of operating hours as they occur over the same period, and may be increased under certain events of force majeure or change of laws. In addition, MCV pays maintenance and repair fees equal to material and other direct costs, amounts payable to subcontractors, and Alstom's out-of-pocket costs, plus 15% except in the case of fees relating to certain service engineers, supervisors and specialists where the maintenance fee shall be equal to the Alstom rate. Alstom warrants that all repairs performed and all spare parts supplied by it will be free of defects for one year from the date of completion or date of use, respectively.

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

      MCV and Alstom amended the Service Agreement effective December 31, 1993 under which Alstom provides hot gas path parts for MCV's twelve gas turbines through the fourth series of major GTG inspections, which were completed in 2002. In January 1998, MCV and Alstom amended the length of the Service Agreement to extend through the sixth series of major GTG inspections, which are expected to be completed by year-end 2008, for a lump sum fixed price covering the entire term of the amended Service Agreement of $266.5 million (in 1993 dollars, which is adjusted based on exchange rates and Swiss inflation indices), payable on the basis of operating hours as they occur over the same period. The amendment is severable and may be terminated separately from the Service Agreement. If the Service Agreement is terminated, MCV must pay a cancellation payment of $5.0 million.

      MCV has signed a new maintenance service and parts agreement with GEII, effective December 31, 2002 ("GEII Agreement"). GEII will provide maintenance services and hot gas path parts for MCV's twelve GTG's under terms and conditions similar to the MCV/Alstom Service Agreement, as described above. The GEII Agreement will cover four rounds of major GTG inspections, which are expected to be completed by the year 2015, at a savings to MCV as compared to the Service Agreement with Alstom. The GEII Agreement is expected to replace the current Alstom Service Agreement during the first half of 2004, but in no event later than January 1, 2005. The GEII Agreement can be terminated by either party for cause or convenience. Should termination for convenience occur, a buy out amount will be paid by the terminating party with payments ranging from approximately $19.0 million to $.9 million, based upon the number of operating hours utilized since commencement of the GEII Agreement.

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

      Gas Turbine Generator Compressor Blade Agreement

      MCV has entered into an agreement with MTS Machinery Tools & Services AG ("MTS"), effective January 18, 2002. Under this agreement MTS will design, manufacture and install new design compressor blades for MCV's GTG's, which is expected to increase the overall electrical capacity and efficiency of each GTG. MCV has agreed to purchase one set of such blades and has the option to purchase an additional eleven sets which would be installed during the fifth series of major GTG inspections, which are expected to be completed by the third quarter of 2006. The cost of this project to upgrade all twelve GTG's, including the purchase of spare parts, is approximately $32.7 million (in 2001 dollars), payable based upon performance milestones. The first set of new compressor blades is expected to be installed in the second quarter of 2003, for approximately $4.2 million.

F.    Employees

      As of February 28, 2003, MCV had 131 employees. Fifty-three of MCV's employees are members of the Utility Workers Union of America, AFL-CIO Local 564 (the "Union"), and are subject to the terms of a collective bargaining agreement between MCV and the Union. MCV and the Union signed a new agreement effective March 1, 1999. It is a five year contract with a wage reopener in each of the last two years. The Union did not exercise the wage reopener in either of the last two years. MCV believes that its relationship with its employees is good.

G.    Regulation

      Introduction

      MCV and the Facility are not subject to most state and federal public utility laws and regulations. The following is a discussion of the principal regulatory proceedings and issues which could have an impact on MCV and/or the Facility.

      QF Certification

      In order to be a QF under PURPA and to maintain this status, not more than 50% of the "equity interest" in a facility may be owned by electric utilities or their affiliates. In addition, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input) of at least 45% (the "Efficiency Percentage"). However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the required Thermal and Efficiency Percentages have been achieved. During 2002, a Thermal Percentage of 18.6% and an Efficiency Percentage of 47.0% were achieved.

      The Facility's QF certification by FERC became effective when portions of the Facility were first synchronized to Consumers' system in June 1989. As the operator of a QF, MCV (and the Facility) are exempt from various provisions of the FPA and the 1935 Act and from certain state laws and regulations respecting rate, financial and organizational regulation of public utilities. On January 31 and March 1, 1990, FERC recertified the Facility as a QF in the context of an ownership structure in which MCV owns the Facility and in the context of a leveraged lease transaction in which the Facility is owned by owner trustees on behalf of institutional investors. In 1997, 1998, 2000 and 2001, MCV filed Notices of Self-Recertification with the FERC to reflect changes in the configuration and equipment of the Facility, and changes in MCV Partnership ownership (which changes did not result in a change in the percentage of utility ownership). (See "MD&A -- Outlook -- Maintaining QF Status".)

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

      In a 1993 order ("915 MW Settlement"), the MPSC approved with modifications the Revised Settlement Proposal. Generally, the 915 MW Settlement approved cost recovery of Consumers from its rate payers of 915 MW of MCV capacity subject to certain "availability caps" associated with on-peak and off-peak periods of time each day (beginning on September 16, 2007, the "availability caps" are 88.7% of 915 MW both on and off peak) and recovery of energy payments based on coal proxy prices (the formula in the PPA). However, instead of capacity and fixed energy payments being based on "availability" as provided in the PPA, the 915 MW Settlement provided for recovery of such payments on an energy "delivered" basis. The MPSC did not order that the PPA be modified to conform with the cost recovery approved in the 915 MW Settlement. However, the MPSC found that since the capacity charges approved for recovery under the Revised Settlement Proposal would not be reflected in the PPA, approval for the purposes of Act 81 could not be extended to those capacity charges. The MPSC did indicate in its order, however, that its 915 MW Settlement would be implemented for rate-making purposes in 1993 and subsequent years. Opponents to the Revised Settlement Proposal unsuccessfully filed appeals of the 915 MW Settlement which is now final.

      In connection with a dispute between MCV and Consumers regarding the payment of certain fixed energy charges which stemmed from the Revised Settlement Proposal, on December 10, 1993, Consumers made a written irrevocable offer of relief ("Offer of Relief") to MCV. The Offer of Relief was for the purpose of facilitating the sale of Senior Secured Lease Obligation Bonds, issued in connection with the financing of the Overall Lease Transaction (See "Overall Lease Transaction") and held by Consumers. Pursuant to the Offer of Relief, which was rendered final and irrevocable on December 28, 1993, Consumers committed to pay MCV the fixed energy charges on all energy delivered by MCV from the block of Contract Capacity above 915 MW. Consumers did not commit to pay MCV for fixed energy charges on energy delivered above the "caps" established in the 915 MW Settlement up to 915 MW. This unilateral commitment, which became effective as of January 1, 1993, to pay fixed energy charges on delivered energy from the block of Contract Capacity above 915 MW will expire on September 15, 2007.

      In 1993, Consumers exercised its rights under the PPA to obtain a determination through arbitration proceedings of whether Consumers could exercise the "regulatory out" provision of the PPA in view of Consumers' acceptance of the 915 MW Settlement. In a Final Order issued in 1995, the arbitrator ruled that Consumers may withhold the fixed energy charges for available but undelivered energy, as well as for energy delivered between the "caps" contained in the 915 MW Settlement and 915 MW.

      In 1995, Consumers and the MPSC staff asked the MPSC to approve a settlement agreement ("325 MW Settlement") which proposed approving recovery by Consumers from its ratepayers of an additional 325 MW of capacity purchased from MCV beginning January 1, 1996 through the term of the PPA. The costs recovered for this 325 MW of MCV Contract Capacity was essentially the same as the 915 MW Settlement already approved by the MPSC after a phase in of the capacity rate between 1996 and 2004 including the same "availability caps" as the 915 MW Settlement. On November 14, 1996, the MPSC approved, with modifications not material to MCV, the 325 MW Settlement effective January 1, 1996 ("325 MW Settlement"). The 325 MW Settlement is now final.

      In 1997, Consumers informed MCV of several other potential payment issues it would pursue, pursuant to the "regulatory out" and other provisions of the PPA. These issues related to Consumers' special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers' dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it did not believe that MCV could use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers had also indicated that they would take a similar position on the incremental energy and capacity resulting from MCV's installation of 11NM upgrade packages on the GTGs (collectively the "Disputed Issues"). MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement) all of the previously Disputed Issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts decision which may affect those issues or payments. The Settlement Agreement also provides that, not withstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW ("98.5% cap") on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts decision, which may affect this issue or payment. Provided, however, that if Consumers transfers (subject to MCV's prior consent) its rights of up to 1240 MW of capacity and associated energy under the PPA to a third party for an extended period of time, the 98.5% cap will not apply except that the 98.5% cap is, in any event, reinstated on September 15, 2007. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the "regulatory out" provision to reduce capacity payments to MCV based upon the "availability caps" of 88.7% of the 1240 MW (both on and off peak) of contract capacity as provided for in the 915 MW Settlement and the 325 MW Settlement. The Settlement Agreement is not expected to materially affect MCV's earnings and cash flows.

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

      Federal Electric Industry Restructuring

      FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In July 2001, FERC issued a Notice of Proposed Rulemaking to establish a standard market design ("SMD") in order to remedy remaining undue discrimination in transmission and wholesale energy markets. The SMD requires all FERC jurisdictional transmission providers to transfer control of their transmission facilities to an independent transmission provider. The independent transmission provider will provide transmission service under a standardized tariff and administer market based wholesale energy markets for day-ahead and real-time sales. The SMD proposal has drawn strong criticism from certain State regulators in the Pacific northwest and southeast, which are asking Congress to block the proposal. This criticism has had the effect of delaying issuance of a final SMD rule. In addition, apart from the SMD proceeding, the Midwest Independent System Operator ("Midwest ISO") has committed to FERC to implement in December 2003 a day-ahead and real-time energy market similar to that proposed in the SMD proceeding. The Midwest ISO provides transmission service in most parts of the Midwest, including Michigan. The SMD could impact MCV in selling electricity in the wholesale market. MCV Management cannot predict the impact on MCV or the outcome of these proceedings.

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

      Water Quality. MCV's National Pollutant Discharge Elimination System permit was reissued in August 1999 for the period of October 1, 1999 to October 1, 2003. Application for renewal will be submitted to the State of Michigan no later than April 1, 2003. On four instances in 2002, MCV exceeded its daily maximum discharge limits into the cooling pond. On June 11, August 19 and September 17, 2002, the daily maximum limit for oil and grease were exceeded from the oily waste treatment system. On August 18, 2002 the daily maximum discharge limit for total suspended solids was exceeded. The cause of the exceedances were investigated and identified; and corrective action taken to eliminate the potential for reoccurrence. The Michigan Department of Environmental Quality ("MDEQ") has taken no action nor is it expected that they will.

      Air Quality. MCV's Renewable Operating Permit was issued June 4, 1999 with an expiration date of June 4, 2004. This permit details the applicable requirements, which apply to all the emission unit/process groups at MCV and did not apply more stringent limits on the site than was already in the Permit to Install.

      In September 1998, the United States Environmental Protection Agency ("EPA") announced three rulemaking actions to address interstate and regional transport of ground level ozone, namely the NOXSIP Call Final Rule ("SIP Call Rule"), Proposed Federal Implementation Plan ("FIP Plan") and the proposed Section 126 Rule. The SIP Call Rule requires 22 states (including Michigan) to submit state implementation plans ("SIPs") which address the regional transport of ground level ozone through reductions in nitrogen oxide ("NOX") emissions from combustion sources, including gas turbines. States were to submit plans to meet certain overall reduction percentages established in the SIP Call Rule by September 30, 1999, with emission reduction measures in place by May 1, 2003 and overall compliance by September 30, 2007. The SIP Call Rule's initial compliance date has since been extended to May 31, 2004. The FIP Plan includes the same NOX reduction requirements and modified time tables contained in the SIP Call Rule. The FIP Plan provides that it would be implemented in any state which fails to submit an approvable NOX SIP or otherwise fails to require applicable NOX emission reduction requirements to be in place. The Section 126 Rule deals with petitions filed by northeastern states under Clean Air Act Section 126, against sources in "upwind" states in the Midwest, including Michigan. Public hearings were held and comments and industry-based appeals have been filed on all three of these rulemaking actions. In May 1999, the United States Court of Appeals for the D.C. Circuit remanded EPA's "8-hour" ozone measurement standard, set forth in the SIP Call Rule, as being unconstitutional. It left intact, the EPA's "1 hour" standard. On January 18, 2000, the EPA issued its "Finding of Significant Contribution and Rulemaking on Section 126 Petitions for the Purposes of Reducing Interstate Ozone Transport" ("Section 126 Rulemaking"). In the Section 126 Rulemaking, the EPA made findings that a number of large electric generating units ("EGUs") named in the petitions emit in violation of the Clean Air

      Act prohibition against significantly contributing to nonattainment or maintenance problems in the petitioning States. The Section 126 Rulemaking also finalizes the Federal NOX Budget Trading Program as the control remedy for sources affected by the rule. The Section 126 Rulemaking was effective February 17, 2000, but a subsequent ruling by the D.C. Circuit Court of Appeals on May 15, 2001, remanded to the EPA that portion of the rule which applied to cogeneration units. The EPA is expected to provide its response to the remand in the second quarter of 2003. MCV is identified in the Section 126 Rulemaking as a large EGU subject to NOX emissions averaging of .15 lb/MMBtu during the ozone season (May through September). MCV nevertheless believes it will be able to meet the standards in the Section 126 Rulemaking.

      On December 4, 2002, Michigan's revised NOx rule package, addressing the requirements of EPA's Nox SIP call, became effective. This rule was included in a revision to Michigan's SIP. A public hearing on that SIP revision was held on January 22, 2003 with no adverse comments submitted. The State of Michigan has advised that the SIP revision will be submitted to the EPA for approval during the second quarter of 2003. The EPA has indicated that the revision is approvable and formal approval is expected within six months of receipt by the EPA. Upon approval of the SIP revision, EPA will halt the FIP Plan and Section 126 Rule processes. MCV has determined it can meet the requirements specified by the State of Michigan in this SIP revision.

      Dow Operations. Portions of the Site were previously owned by Dow. At one time, Dow had a brine pond, a portion of which was on the Site. In addition, brine pipelines previously crossed the Site, some of which were capped and abandoned in place. One brine well was used by Dow on the Site. Dow brine pipeline spills off the Site are listed on Michigan's "List of Sites of Environmental Contamination" established under Michigan Environmental Response Act ("MERA"). The principal contaminant of concern at the pipeline spill locations is brine. The Site also may have been used for the testing of explosives during the 1950s or the 1960s.

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

I.    Overall Lease Transaction

      General

      Permanent financing for the Facility has been provided through five separate but contemporaneous sale and leaseback transactions (the "Overall Lease Transaction"), pursuant to which MCV sold undivided interests in all of the fixed assets comprising the Facility to the Owner Trustee under five separate owner trusts (the "Owner Trusts") established for the benefit of certain institutional investors ("Owner Participants"). U.S. Bank National Association (formerly known as State Street Bank and Trust Company) serves as Owner Trustee under each of the Owner Trusts (in each such capacity, an "Owner Trustee" and, collectively, the "Owner Trustees"). Each Owner Trustee leases its undivided interest in the Facility to MCV under one of five separate leases, each having a 25-year base term (the "Basic Lease Term") commencing in 1990. The Overall Lease Transaction was closed in two phases. The first closing (involving pollution control and certain related assets) occurred on March 16, 1990, (the "First Closing" or the "First Closing Date") and the second closing (involving the remainder of the Facility) occurred on June 16, 1990 (the "Second Closing" or the "Second Closing Date").

      Each purchase of an undivided interest in the Facility by an Owner Trustee and the lease of such undivided interest back to MCV constitutes a separate transaction (each, a "Lease Transaction"). The undivided interests are in varying "undivided interest percentages" ranging from approximately 4.4% to 75.5%. Each Lease Transaction was effected through separate, but substantially identical, documents relating to a particular undivided interest, including a Trust Agreement pursuant to which the Owner Participant established the Owner Trust with the Owner Trustee and authorized the Owner Trustee to hold title to its undivided interest on its behalf and lease the same to MCV (each a "Trust Agreement"), a Participation Agreement pursuant to which MCV, the Owner Participant, the Owner Trustee and the various other parties to such Lease Transaction agreed to the terms and conditions thereof (each, a "Participation Agreement"), a Lease Agreement pursuant to which the Owner Trustee leases the undivided interest to MCV (each, a "Lease") and two separate Trust Indentures pursuant to which the Owner Trustee issued Senior Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Senior Note Indenture") and Subordinated Notes (as defined in this Section I, "Overall Lease Transaction -- The Lease Funding") (each, a "Subordinated Note Indenture" and, together with the Senior Note Indentures, the "Note Indentures"). The Bank of New York (formerly known as United States Trust Company) and Wachovia Bank National Association (formerly known as First Union National Bank) are note trustees under the Senior Note Indenture and the Subordinated Note Indenture, respectively (the "Note Trustees"). There is, however, a single Collateral Agency and Intercreditor Agreement (the "Intercreditor Agreement"), executed by the Owner Trustees, MCV, the Note Trustees, the Working Capital Lender (as defined below) and U.S. Bank National Association as collateral Agent (the "Collateral Agent"), which provides for the creation and maintenance of certain reserves, the deposit of all revenues generated by the operation of the Facility, the payment of operating expenses, and the distribution of remaining revenues according to the priorities set forth therein to or for the account of the Working Capital Lender, the Note Trustees, the Owner Trustees, MCV and the affiliates of certain Partners. MCV has arranged for a $50 million working capital line (the "Working Capital Facility") with Bank of Montreal (the "Working Capital Lender"), which expires August 29, 2003. As security for its obligation to repay advances made under the Working Capital Facility, MCV has granted to the Working Capital Lender a first priority security interest in certain receivables earned by MCV through the sale of electricity, electric generating capacity, natural gas, or steam to third parties, including Dow, Consumers and DCC (the "Earned Receivables") and in MCV's natural gas inventory (the "Natural Gas Inventory"). Payments due under the Working Capital Facility are direct obligations of MCV and will in general have a priority in payment over payments under the Leases (and thus on the Notes, as defined in this Section "Overall Lease Transaction -- The Lease Funding," and the Bonds).

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

      The Lease obligation is recorded as long term debt, at the present value of future minimum Lease payments. There was no change to property, plant and equipment, on the Consolidated Balance Sheet, as the transaction was accounted for as a financing arrangement for financial reporting purposes. Certain Lease transaction expenses of MCV are recorded as deferred financing costs and amortized using the interest method over the term of the Lease. On an ongoing basis, the monthly accrual for the semi-annual Lease payments is divided between interest and principal components using the effective interest method. On June 15, 2000, MCV closed on the sale of $200 million of Tax-Exempt Bonds, the proceeds of which were used on July 24, 2000 to refund a like amount of previously issued Tax-Exempt Bonds. This refinancing activity reduced the amount of interest expense.

      The Lease Funding

      Each Owner Trustee has financed the purchase of its undivided interest in the Facility through a combination of equity invested by its related Owner Participant ($556,320,000 in the aggregate) and debt incurred through the issuance of nonrecourse notes by the Owner Trustee under the related Note Indentures, consisting of senior secured notes ($1,200,000,000 in the aggregate) (the "Senior Notes") and subordinated secured notes ($567,180,000 in the aggregate) (the "Subordinated Notes," and together with the Senior Notes, the "Notes"). In order to facilitate the sale of this debt (other than the debt evidenced by the Subordinated Notes pledged to secure the Tax-Exempt Bonds) (as defined below), two funding corporations have been established. Midland Funding Corporation I was established for the purpose of issuing various series of senior bonds (the "Senior Bonds"), each series secured by a pledge of the corresponding series of Senior Notes issued by the five Owner Trustees. Midland Funding Corporation II was established for the purpose of issuing various series of subordinated bonds (the "Subordinated Bonds" and, together with the Senior Bonds, the "Bonds"), each series secured by a pledge of the corresponding series of the Subordinated Notes issued by the five Owner Trustees. These pledged Subordinated Notes are secured proportionally with the Subordinated Notes pledged to secure the Tax-Exempt Bonds issued by the Tax-Exempt Issuer (as defined below). The use of the funding corporations facilitated the sale of debt by permitting the offer and sale of three series of Senior Bonds and two series of Subordinated Bonds, each secured equally and ratably by the corresponding series of Notes issued by each of the five Owner Trusts, thus eliminating the need to offer a greater number of separate series of Notes to the investor. In addition, the use of a corporate obligor facilitates compliance with certain investment laws by certain institutional purchasers of the Senior and Subordinated Bonds. The aggregate principal amount, maturity date, interest rate, redemption provisions and other material terms of each series of the Bonds are identical to those of the Notes pledged as security therefore. As of February 28, 2003, there remains outstanding approximately $556.3 million of equity invested by the Owner Participants and $567.2 million of Subordinated Bonds. The remaining balance of the Senior Bonds was retired in July 2002.

      The Economic Development Corporation of the County of Midland (the "Tax-Exempt Issuer") has issued certain series of tax-exempt bonds (the "Tax-Exempt Bonds"), which are issued under and secured by a tax-exempt collateral trust indenture. The proceeds from the issuance and sale of the Tax-Exempt Bonds were used to finance certain pollution control assets constituting a portion of the Facility. Each series of

      Tax-Exempt Bonds is secured solely by a corresponding series of Subordinated Notes issued by the Owner Trustees, which are secured by a junior security interest in the undivided interests of the Owner Trustees in the Facility and certain of their rights under and to the related Leases, including rents thereunder and the Lease Collateral, including (subject to the rights of the Working Capital Lender, which include a prior security interest in certain of MCV's receivables and natural gas inventory securing the Working Capital Facility) the revenues and other payments received thereunder. On June 15, 2000, MCV refinanced the Tax-Exempt Bonds. The Subordinated Notes securing the Tax-Exempt Bonds and the Subordinated Notes issued by the Owner Trustees to secure the Subordinated Bonds are secured by junior security interests in a shared collateral pool.

      Security and Sources of Payment

      The sole sources of payment for the Senior Bonds and Subordinated Bonds were certain pledged Senior Notes and pledged Subordinated Notes, respectively, issued by each of the five Owner Trustees and pledged under the Senior Bond Indenture and Subordinated Bond Indenture, respectively. The pledged Senior Notes and pledged Subordinated Notes of each Owner Trustee are nonrecourse obligations of such Owner Trustee payable solely from the rental payments made by MCV under its related Lease and the other security therefor. The Senior Notes were secured by a senior security interest in such Owner Trustee's undivided interest in the Facility and certain of its rights under and to the related Lease, including rents and the Lease collateral, including (subject to the rights of the Working Capital Lender) the revenues and other payments received thereunder. The Pledged Subordinated Notes are secured on a proportional basis with the Subordinated Notes pledged to secure the Tax-Exempt Bonds, by a junior lien on and security interest in such collateral. Such lien, security interest and assignment were subordinated to the senior lien, security interest and assignment securing the Senior Notes issued by such Owner Trustee (and pledged to secure the Senior Bonds).

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

      Pursuant to the Intercreditor Agreement, a reserve account has been created for the benefit of the holders of the Notes, which had been initially funded with $90 million in cash (the "Reserve Account"). The Intercreditor Agreement sets forth circumstances under which amounts in the Reserve Account will be adjusted to equal the greater (for so long as the Senior Bonds are outstanding) or the lesser (after the Senior Bonds have been paid in full) of $137 million or the debt portion of basic rent under the Leases payable on the next succeeding basic rent payment date, and limited circumstances under which no more than $10 million contained therein may be withdrawn therefrom to provide working capital. As of December 31, 2002, MCV had funds of $136.6 million in the Reserve Account. Excess funds in the Reserve Account are periodically transferred to MCV.

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

Item 3. LEGAL PROCEEDINGS

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV's 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2003 at the Michigan Tax Tribunal. A trial was held for tax years 1997 - 2000 and for the appeals for tax years 2001-2003 are being held in abeyance pending the resolution of the aforesaid trial. MCV is seeking a reduction of its annual property taxes on the basis that the City of Midland has over assessed the property's taxable value for ad valorem property tax purposes. MCV Management cannot predict the outcome of these proceedings.

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

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Not applicable.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data of MCV. The selected operating and financial position data as of December 31, 2002, 2001, 2000, 1999 and 1998 and for each of the five years ended December 31, 2002 have been derived from MCV's audited financial statements. This information should be read in conjunction with "Managements Discussion &Analysis" and the financial statements and notes thereto included elsewhere herein.

                                                                        (Dollars in Thousands)
                                                     2002          2001          2000          1999          1998
                                                 ------------- ------------- ------------- ------------- -------------

STATEMENT OF OPERATIONS DATA:
  Operating Revenues                             $   596,819   $   610,813   $   604,547   $   617,352   $   627,054
  Operating Income                                   188,124       157,835       212,813       215,884       222,461
  Cumulative Effect of Change in Method of
   Accounting for Derivative Option Contracts
   (to April 1, 2002) (1)                             58,131            --            --            --            --
  Net Income                                         132,027        48,264        90,121        80,069        80,327

BALANCE SHEET DATA: (2)
  Total Assets                                     2,098,073     2,117,047     2,274,956     2,299,212     2,286,506
  Capitalization
    Partners' Equity                                 734,310       551,712       527,738       437,617       357,548
    Long term Debt, Excluding Current
     Maturities                                    1,153,221     1,243,060     1,429,233     1,584,865     1,723,960


(1) Effective April 1, 2002, the FASB issued guidance regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. As of April 1, 2002, MCV had nine long term gas contracts that each contain both an option and forward component. As such, they are no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. Subsequent gains and losses were recorded as operating costs.

(2)  Balance sheet data consists of the balances at December 31.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

Results of Operations

Overview

For the year ended December 31, 2002, MCV recorded net income of $132.0 million, which includes the April 1, 2002 change in method of accounting for long term gas derivative option contracts. Certain natural gas contracts that contain optionality are now being marked-to-market through earnings, as required by SFAS No. 133. The cumulative effect of this accounting change as of April 1, 2002 increased earnings by approximately $58.1 million and additional quarterly mark-to-market adjustments as of December 31, 2002 resulted in an additional net earnings increase of $21.9 million. MCV's recorded net income, without the effects of the accounting change of $80.0 million, was $52.1 million as compared to net income of $48.3 million for the year 2001. The earnings increase for the year 2002 compared to 2001, was primarily due to lower fuel usage and two 2001 one-time charges. In December 2001, MCV expensed $8.2 million in relating to the prepayment of gas costs under a long term contract with an affiliate of Enron Corporation, which was subsequently terminated. Also in 2001, MCV expensed $6.7 million in development costs. Other factors contributing to the earnings increase were lower interest expense on MCV's financing arrangements and higher electric rates under the PPA, partially offset by higher natural gas prices under MCV's long term gas contracts, lower interest income on MCV's invested cash reserves and lower revenues from energy sales outside of the PPA.

For the year ended December 31, 2001, MCV recorded net income of $48.3 million, a decrease of $41.8 million as compared to 2000 net income of $90.1 million. Two one-time items contributed to the decrease in 2001 earnings. A provision of $8.2 million was made relating to the prepayment of gas costs under a long term contract with an affiliate of Enron Corporation. Also in 2001, MCV expensed $6.7 million in development costs associated with the potential plant expansion previously under consideration. Other factors contributing to the earnings decrease for 2001 compared to 2000 were higher fuel costs resulting from higher natural gas prices in the long term gas contracts and the short-term market, lower operating margins resulting from a higher electric dispatch under the PPA with Consumers and lower interest income on MCV's invested cash reserves. This earnings decrease was partially offset by lower interest expense on MCV's financing arrangements.

Operating Revenues

The following represents significant operating revenue statistics for the years ended December 31 (dollars in thousands except average rates):

                                                                 2002                2001                2000
                                                              -----------         -----------        ------------
Operating Revenues                                            $   596,819         $   610,813        $    604,547

Capacity Revenue                                              $   404,713         $   409,633        $    410,938
   PPA Contract Capacity (MW)                                       1,240               1,240               1,240
   Billed PPA Availability                                          98.5%               98.5%               98.5%

Electric Revenue                                              $   177,569         $   184,707        $    177,989
   PPA Delivery as Percentage of Contract Capacity (1)              70.9%               75.0%               72.1%
   PPA, SEPA and Other Electric Deliveries (MWh)                8,275,229           8,811,950           8,535,548
   Average PPA Variable Energy Rate ($ / MWh)                 $     15.94         $     15.62        $      15.68
   Average PPA Fixed Energy Rate ($ / MWh)                    $      3.89         $      3.75        $       3.57

Steam Revenue                                                 $    14,537         $    16,473        $     15,620
   Steam Deliveries (Mlbs)                                      5,455,050           5,693,240           5,869,454

     (1) Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity.

For the year ended December 31, 2002, MCV's operating revenues decreased $14.0 million from 2001. This decrease is due primarily to a lower electric dispatch under the PPA with Consumers, lower capacity and energy revenues under summer electric option agreements with Consumers and other third parties, and lower energy rates under the SEPA, due to Dow's election to cease tolling of gas. This decrease was partially offset by an increase in the electric energy rates under the PPA.

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

Operating Expenses

For the year ended December 31, 2002, MCV's operating expenses were $408.7 million, which includes $255.1 million of fuel costs, including a $21.9 million mark-to-market net gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 74.6 Bcf of natural gas, and a net 2.3 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 74.3 Bcf of which 2.0 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the year 2002 was $3.23 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the year ended December 31, 2001, MCV's operating expenses were $453.0 million, which includes $288.2 million of fuel costs. During this period, MCV purchased approximately 84.0 Bcf of natural gas, and a net 4.9 Bcf was injected into storage and used for transportation fuel. During this same period, MCV consumed 79.1 Bcf. The average commodity cost of fuel for the year 2001 was $2.94 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the year 2002 compared to 2001 decreased by $11.2 million, excluding the $21.9 million mark-to-market net gain. This fuel cost decrease was primarily due to a lower natural gas usage resulting from a reduction in the electric dispatch under the PPA and from Dow's election to toll gas; and lower costs associated with the electric dispatch reduction transaction entered into with Consumers. Also contributing to this decrease was a 2001 one-time expense for an $8.2 million provision made relating to the prepayment of gas costs under a long term contract with an affiliate of Enron. Partially offsetting this decrease are higher natural gas prices under MCV's long term gas contracts.

For the year ended December 31, 2001, MCV's operating expenses increased $61.3 million from the year 2000, which included a $56.1 million increase in fuel costs. This fuel cost increase was due to higher natural gas prices in long term gas contracts and the short-term gas market; and higher gas usage resulting from the increase in electric dispatch. Also contributing to this increase was a one-time expense for an $8.2 million provision made relating to the prepayment of gas costs under a long term contract with an affiliate of Enron Corporation. The effects of this one-time charge will increase earnings over the next five years, because the amounts prepaid under the long term contract were being amortized over the delivery period through 2006.

For the year ended December 31, 2002, operating expenses other than fuel costs decreased $11.3 million from the year 2001, primarily resulting from the 2001 expensing of $6.7 million of development costs and lower depreciation expense. All other expenses incurred in these periods were normal expenditures to achieve the recorded operating revenues.

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

Other Income (Expense)

For the year ended December 31, 2002, interest and other income decreased $11.2 million compared to 2001, primarily resulting from lower interest rates on MCV's invested cash and a lower average invested balance. The decrease in interest expense for the year ended December 31, 2002 compared to 2001 of $6.5 million is due to a lower principal balance on MCV's financing obligation.

For the year ended December 31, 2001, interest and other income decreased $7.5 million compared to 2000, primarily resulting from lower interest rates on MCV's invested cash and a lower average invested balance. The decrease in interest expense for the year ended December 31, 2001 compared to 2000 of $20.6 million was due to a lower principal balance on MCV's financing obligation.

Cumulative Effect of Accounting Change:

Effective April 1, 2002, the FASB issued guidance regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. At April 1, 2002, MCV had nine long term gas contracts that each contain both an option and forward component. As such, they are no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. During the fourth quarter of 2002, MCV removed the option component from three of the nine long term gas contracts discussed above, which should reduce the earnings volatility. MCV expects these contracts to cause future earnings volatility, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of the gas contracts, which approximates five years.

Liquidity and Capital Resources


During the years ended December 31, 2002 and 2001, net cash generated by MCV's operations was $227.9 million and $122.9 million, respectively. The primary use of net cash was for the payment of principal on the financing obligation required under the Overall Lease Transaction and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next thirteen years. During 2002 and 2001, MCV paid financing obligation requirements of $304.1 million and $287.1 million, respectively, as required under the Overall Lease Transaction.

MCV also has a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers' credit rating. The Working Capital Facility term currently expires on August 29, 2003. MCV did not utilize the Working Capital Facility during the year of 2002, except for letters of credit associated with normal business practices. As of December 31, 2002, MCV had no outstanding borrowings or letters of credit. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur.

For the foreseeable future, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven future scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls. These cash flow shortfalls are anticipated to be replenished annually. If necessary, MCV could fund any ongoing operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of December 31, 2002, there was approximately $299.1 million of cash reserves, of which $136.6 million had been reserved for the debt portion of the financing obligation.

Disclosure about Contractual Obligations

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of December 31, 2002, MCV has the following contractual financial obligations and commitments:

                               Contractual Obligations (In Millions)
                               ---------------------------------------------------------------------------------------

                                 Total        2003         2004         2005        2006       2007      Thereafter
                               ----------- ------------ ------------ ----------- ----------- --------- ---------------

Long term Debt (1)             $  1,973.0  $   208.9    $   242.8    $   174.4   $   156.0   $  150.9  $    1,040.0
                               =========== ============ ============ =========== =========== ========= ===============

Unconditional Purchase         $  2,767.4  $   245.2    $   281.6    $   339.2   $   342.9      327.2  $    1,231.3
    Obligations (2)
Other Long term
    Obligations (3)                 242.5       27.9         20.1         16.0        16.3       16.6         145.6
                               ----------- ------------ ------------ ----------- ----------- --------- ---------------
Total Contractual Cash
    Obligations                $  3,009.9  $   273.1    $   301.7    $   355.2   $   359.2   $  343.8  $    1,376.9
                               =========== ============ ============ =========== =========== ========= ===============

(1)  Represents expected cash payments, including interest.
(2) Represents estimated minimum commitments under current long term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.
(3) Represents the cost of current Facility maintenance service agreements and spare parts.

Outlook

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. The following discussion of the outlook for MCV contains certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 (the "Act"), including without limitation, discussion as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed reflecting MCV's current expectations of the manner in which the various factors discussed therein may affect its business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Accordingly, this "Safe Harbor" Statement contains additional information about such factors relating to the forward-looking statements. MCV has made every reasonable effort to ensure that the information and assumptions on which these statements and projections are based are correct, reasonable and complete. There is no assurance, however, that MCV's expectations will be realized or that unexpected events will not have an adverse impact on MCV's business.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, Consumers' ability to perform its obligations under the PPA and present or prospective wholesale and retail competition, among other factors. The business and profitability of MCV is also influenced by other factors such as pricing and transportation of natural gas, changes in accounting standards (such as accounting for derivative instruments and hedging activities) and environmental legislation/regulation. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation and cost of maintenance of the Facility's QF status.

Operating Outlook. During 2002, approximately 71% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 98.8% for 2002, 99.5% for the year 2001 and 98.5% for the year 2000. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas, rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. In addition, the extent to which the Facility is dispatched by Consumers can exacerbate the divergence between variable revenues and costs of production. For the period 2000 through 2002, the energy charge (fixed and variable) paid to MCV has risen by 2.5%, while the average variable cost of delivered fuel for approximately the same period has risen by 31.5%. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. Currently, MCV continues to purchase the majority of its natural gas requirements under long term fixed price contracts, with a smaller portion of gas purchased on the spot market. MCV has maintained a hedging program to mitigate risk associated with volatile prices in the spot market. In 2002, MCV entered into gas purchase and hedging arrangements with respect to most of its expected gas needs not provided for under its long term contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices for 2003, although high gas prices for an extended period of time could adversely affect operating results.

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources available to Consumers, resulting in an average dispatch of approximately 75% from April 1998 through December 2002. Previously, the Facility was being dispatched on an uneconomic basis (relative to the cost of other energy resources) averaging approximately 90%. A return to uneconomic dispatch could negatively affect MCV's financial performance.

Capacity and Energy Payments Under the PPA. The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the "regulatory-out" provision). Until September 15, 2007, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the "regulatory-out" provision. MCV and Consumers entered into a settlement agreement ("Settlement Agreement"), effective January 1, 1999, which resolves all of the previously Disputed Issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts decision which may affect those issues or payments. The Settlement Agreement also provides that, not withstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW ("98.5% cap") on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts decision, which may affect this issue or payment. Provided, however, that if Consumers transfers (subject to MCV's prior consent) its rights of up to 1240 MW of capacity and associated energy under the PPA to a third party for an extended period of time, the 98.5% cap will not apply except that the 98.5% cap is, in any event, reinstated on September 15, 2007. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the "regulatory out" provision to reduce capacity payments to MCV based upon the "availability caps" of 88.7% of the 1240 MW (both on and off peak) of contract capacity as provided for in the 915 MW Settlement and the 325 MW Settlement. Consumers and MCV are required to support and defend the terms of the PPA.

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

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities that FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In July 2001, FERC issued a Notice of Proposed Rulemaking to establish a standard market design ("SMD") in order to remedy remaining undue discrimination in transmission and wholesale energy markets. The SMD requires all FERC jurisdictional transmission providers to transfer control of their transmission facilities to an independent transmission provider. The independent transmission provider will provide transmission service under a standardized tariff and administer market based wholesale energy markets for day-ahead and real-time sales. The SMD proposal has drawn strong criticism from certain State regulators in the Pacific northwest and southeast, which are asking Congress to block the proposal. This criticism has had the effect of delaying issuance of a final SMD rule. In addition, apart from the SMD proceeding, the Midwest Independent System Operator ("Midwest ISO") has committed to FERC to implement in December 2003 a day-ahead and real-time energy market similar to that proposed in the SMD proceeding. The

Midwest ISO provides transmission service in most parts of the Midwest, including Michigan. The SMD could impact MCV in selling electricity in the wholesale market. MCV Management cannot predict the outcome of the NOPR or the impact it may have on MCV's business, if any, at this time.

Maintaining QF Status. In the case of a topping-cycle generating plant such as the Facility, to maintain QF Status the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. The tests are applied on a calendar year basis. The Facility has achieved the applicable Efficiency Percentage of 42.5% in each year since commercial operation, and in the years 1995 through 2002 the Facility achieved an Efficiency Percentage in excess of 45%.

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. In 2002, the Facility achieved an Efficiency Percentage of 47.0% and a Thermal Percentage of 18.6%.

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

Electric Industry Restructuring. At both the state and federal level, efforts continue to restructure the electric industry. In 1997 and 1998, the MPSC entered a series of orders permitting customers to choose their power provider over a four-year phase-in period, which started in 1999. In addition, Michigan enacted restructuring legislation in June 2000. A significant issue to MCV is the potential for future regulatory denial of recovery by Consumers from its customers of above market PPA costs Consumers pays MCV. Over 90% of MCV's revenues come from sales pursuant to the PPA. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying Consumers recovery of above-market PPA costs, MCV's cash flows may be negatively impacted, especially in the period after 2007. MCV continues to monitor and participate in these matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. Any future adjustment to property, plant and equipment, if required, would result in a one-time negative earnings impact. At this time, MCV Management cannot predict the outcome of these matters or the magnitude of any possible adjustment.

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

MCV Management believes that MCV's current long term natural gas contracts that do not contain volume optionality qualify under SFAS No. 133 for the normal purchases and sales exception. These long term gas contracts are not being marked-to-market with gains or losses recorded in earnings. Should significant changes in the level of Facility operational dispatch or purchases of long term gas occur, MCV would be required to re-evaluate its accounting treatment for these long term gas contracts. This re-evaluation may result in recording mark-to-market activity on some contracts, which could add to earnings volatility.

The FASB issued Derivative Implementation Group ("DIG") Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. As of December 31, 2002, MCV recorded an additional $21.9 million net mark-to-market gain in earnings, associated with these contracts. During the fourth quarter, MCV removed the option component from three of the nine long term gas contracts discussed above, which should reduce the earnings volatility. MCV expects future earnings volatility on the six remaining long term gas contracts that contain volume optionality, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of approximately five years for these gas contracts.

Property Tax Appeals. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV's 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2003 at the Michigan Tax Tribunal. A trial was held for tax years 1997 - 2000 and for the appeals for tax years 2001-2003 are being held in abeyance pending the resolution of the aforesaid trial. MCV is seeking a reduction of its annual property taxes on the basis that the City of Midland has over assessed the property's taxable value for ad valorem property tax purposes. If MCV is successful in lowering its taxable value for these years, a one-time favorable earnings adjustment would be recorded. In addition, future property tax expense would be reduced. At this time, MCV Management cannot predict the outcome of these appeals.

See "Financial Statements and Supplementary Data - Note 1 to the Consolidated Financial Statements" for a further discussion of associated risks and contingencies.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to MCV's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Part IV, Item 15, "Notes to Consolidated Financial Statements - Note 2, Significant Accounting Policies and Note 5, Long Term Debt".

Interest Rate Risk. In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements ("Overall Lease Transaction") with a lessor group, related to substantially all of MCV's fixed assets. In accordance with SFAS No. 98, "Accounting For Leases," the sale and leaseback transaction has been accounted for as a financing arrangement. Under the terms of the Overall Lease Transaction, MCV sold undivided interests in all of the fixed assets of the Facility for approximately $2.3 billion, to the Owner Trusts established for the benefit of the Owner Participants. The financing arrangement, entered into for a basic term of 25 years, maturing in 2015, has an effective interest rate of approximately 9.4%, payable in semi-annual installments of principal and interest. Due to the unique nature of the negotiated financing obligation it is unnecessary to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting this financing obligation, since SFAS No. 107 "Disclosure about Fair Value of Financial Instruments" does not require fair value accounting for the lease obligation.

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments, which are made up of investment securities held to maturity and as of December 31, 2002, have original maturity dates of approximately one year or less.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement:

                                                         Expected Maturity In
                               ------------------------------------------------------------------------      Fair
                               2003     2004      2005        2006       2007      Thereafter     Total      Value
                               ----     ----      ----        ----       ----      ----------     -----      -----
Debt:
----
Long term Debt Fixed
Rate (in millions)             $208.9     $242.8    $174.4    $156.0   $150.9       $1,040.0     $1,973.0        N/A
     Avg. Interest Rate          9.4%       9.4%      9.4%      9.4%       9.4%         9.4%          9.4%

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

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from February 2003 to December 2005. The table presents the carrying amounts and fair values at December 31, 2002:

                                                             Expected Maturity in 2003/2005             Fair Value
                                                             ------------------------------             ----------
Futures Contracts:
-----------------
Contract Volumes (10,000 MMBtu) Long/Buy                                  3,472                                --
Contract Volumes (10,000 MMBtu) Sell/Short                                   19                                --
Weighted Average Price Long (per MMBtu)                                $  3.585                          $  4.307
Weighted Average Price Short (per MMBtu)                               $  5.182                          $  4.789
Contract Amount ($US in Millions)                                      $  123.5                          $  148.6

Foreign Currency Risk. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with Alstom. The gains and losses on these transactions, accounted for as hedges, are included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts entered into by MCV have maturity dates of less than one year. As of December 31, 2002, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million, with a deferred gain of $1.1 million.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Public Accountants and Financial Statements are set forth on Pages F-2 to F-23 of this Annual Report on Form 10-K and are hereby incorporated by reference herein.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In June 2002, MCV's Management Committee, upon the recommendation of the Audit Subcommittee of MCV, voted to discontinue using Arthur Andersen, LLP to audit MCV's financial statements for the year ending December 31, 2002. MCV previously retained Arthur Andersen, LLP to review their financial statements for the quarter ended March 31, 2002. In June 2002, the Management Committee engaged PricewaterhouseCoopers, LLP to audit its financial statements for the year ending December 31, 2002. During 1999, 2000 and 2001 there were no disagreements or "reportable events" as described in Items 304(a)(1)(iv) and (v) of Regulation S-K between MCV and Arthur Andersen, LLP. During 2002, there were no disagreements or "reportable events" as described in Items 304(a)(1)(iv) and (v) of Regulation S-K between MCV and PricewaterhouseCoopers LLP.

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

Management Committee
--------------------

John J. O'Rourke                         (48)      Management Committee Chairman

David W. Joos                            (49)      Management Committee Member
                                                   (Term began in June 2002)

William T. McCormick, Jr.                (58)      Management Committee Chairman
                                                   (Term ended in June 2002)


Executive Officers
------------------

James M. Kevra                           (54)      President and Chief Executive Officer

Bruce C. Grant                           (56)      Vice President of Human Resources, Communications and
                                                   Public Affairs

Barbara E. Lawson                        (44)      Treasurer and Manager of Internal Audit

James A. Mooney                          (63)      Vice President of Engineering, Operations and
                                                   Construction

Gary B. Pasek                            (47)      Vice President, General Counsel and Secretary

James M. Rajewski                        (55)      Chief Financial Officer, Vice President and Controller

Stephen A. Shulman                       (46)      Chief Financial Officer and Treasurer
                                                   (Resigned in April 2002)

LeRoy W. Smith                           (61)      Vice President of Energy Supply and Marketing

John J. O'Rourke has served as a member of the Management Committee since March 2001 and was elected as Chairman of the Management Committee in June 2002. Mr. O'Rourke has served as Vice President and Managing Director for El Paso Merchant Energy North America Company since May 2000. Prior to becoming Vice President and Managing Director for El Paso Merchant Energy North America Company, Mr. O'Rourke has held several other senior management positions in the energy business over the past 20 years with FPL Energy and Ebasco Services, Inc.

David W. Joos has served as a member of the Management Committee since June 2002. Mr. Joos is President, Chief Operating Officer and a member of the Board of Directors of CMS Energy Corporation, a position he was elected to in 2001. Previously he was Executive Vice President and Chief Operating Officer - Electric of CMS Energy since December 2002 and President and Chief Executive Officer - Electric of Consumers Energy since 1997.

William T. McCormick, Jr. served as Chairman of the Management Committee of MCV since its creation in January 1987 to June 2002. His term on the Management Committee ended following Mr. McCormick's resignation as Chairman and Chief Executive Officer of CMS Energy Corporation. Mr. McCormick had served as Chairman of the Board, Chief Executive Officer and Director of CMS Energy (diversified energy holding company) since it was incorporated in February 1987, and added the title of President of CMS Energy in December 2000. He has also served as Chairman of Consumers since November 1985, and added the title of President and Chief Executive Officer of Consumers in December 2000.

James M. Kevra has served as President and Chief Executive Officer of MCV since July 1995.

Bruce C. Grant has served as Vice President of Human Resources, Communications and Public Affairs of MCV since February 1998. From May 1988 to February 1998 he served as the Director of Human Resources and Communications of MCV.

Barbara E. Lawson was appointed by the Management Committee in May 2002, to the position of Treasurer and Manager of Internal Audit of MCV. Ms. Lawson has held various financial positions at MCV since May 1988, including her previous position as Manager of Internal Audit.

James A. Mooney has served as Vice President of Engineering, Operations and Construction of MCV since October 1987.

Gary B. Pasek has served as General Counsel and Secretary of MCV since May 1995 and was elected Vice President in February 1998.

James M. Rajewski was appointed by the Management Committee in May 2002 to the position of Chief Financial Officer, Vice President and Controller of MCV. He had served as Vice President and Controller of MCV since January 1988.

Stephen A. Shulman resigned as Chief Financial Officer and Treasurer of MCV in April 2002 to accept other employment. He had previously held this position since February 1999.

LeRoy W. Smith has served as Vice President of Energy Supply and Marketing of MCV since October 1998. From July 1988 to September 1998, he served as Vice President of Gas Supply of MCV.

Item 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth certain compensation data with respect to the chief executive officer and four other most highly compensated executive officers of MCV for each of the three years ended December 31, 2002, 2001 and 2000.

                           Summary Compensation Table

                                                                          Annual Compensation
                                                      -------------------------------------------------------------
          Name and                                                                                   All Other
     Principal Position                Year           Salary ($)          Bonus ($)(a)           Compensation ($)
------------------------------        -------         ------------     --------------------     --------------------
James M. Kevra                         2002             277,480              215,984                    54,297 (b)
President and                          2001             268,293                   --                    52,923
Chief Executive Officer                2000             253,638              215,000                    50,731


James A. Mooney                        2002             203,204               81,906                    42,214 (c)
Vice President of                      2001             197,233                   --                    41,326
Engineering, Operations                2000             187,639              114,733                    39,894
and Construction


Gary B. Pasek                          2002             177,621              102,201                    26,609 (d)
Vice President                         2001             172,142                   --                    25,788
General Counsel & Secretary            2000             164,995              101,071                    24,718


LeRoy W. Smith                         2002             178,400              100,505                    29,217 (e)
Vice President of Energy               2001             172,655                   --                    28,362
Supply and Marketing                   2000             163,932              107,504                    27,110


Stephen A. Shulman                     2002              56,040                   --                     8,396 (f)
Chief Financial Officer                2001             154,264                   --                    23,112
and Treasurer                          2000             148,079               88,448                    22,194
(Resigned 4/18/02)

James M. Rajewski                      2002             144,024               82,874                    21,531 (g)
Chief Financial Officer,
Vice President and Controller

------------------------------
(a) For years 2002 and 2000, the amounts represent bonuses accrued. For 2001, no bonuses were awarded under the Senior Management bonus plan.

(b) Includes company contributions of $10,000 to the 401(k) Savings Plan, $19,000 to the Defined Contribution Retirement Plan and $25,297 to the Supplemental Retirement Plan.

(c) Includes company contributions of $10,000 to the 401(k) Savings Plan, $19,000 to the Defined Contribution Retirement Plan and $13,214 to the Supplemental Retirement Plan.

(d) Includes company contributions of $8,870 to the 401(k) Savings Plan and $17,739 to the Defined Contribution Retirement Plan.

(e) Includes company contributions of $8,870 to the 401(k) Savings Plan, $17,739 to the Defined Contribution Retirement Plan and $2,608 to the Supplemental Retirement Plan.

(f) Includes company contributions of $2,799 to the 401(k) Savings Plan and $5,597 to the Defined Contribution Retirement Plan.

(g) Includes company contributions of $7,177 to the 401(k) Savings Plan and $14,354 to the Defined Contribution Retirement Plan.

Long term Incentive Plan

In 1998, MCV established a new long term incentive plan under which officers and certain management personnel could receive cash payouts based on achieving certain targeted cashflows on a projected basis, thus enabling cash distributions to be made to the Partners for their annual federal tax obligations pursuant to provisions in the Participation Agreement. If, in any of the years 2000 through 2002, MCV was able to make a cash distribution to its Partners greater than 75% of the Partners' estimated tax obligation, each participant in the plan could have received a payout equal to a range of 1%-30% of their base salary depending on the specific amount of cash distributed to the Partners and the year that such distribution occurs. Where the cash distribution to the Partners was 75% or less of the estimated tax obligation for each of these three years, no cash payout to participants would occur under this plan. For the years 2000 through 2002, there were no cash distributions to the Partners nor cash payouts to participants under this plan and the plan has been terminated.

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

Mr. O'Rourke was elected as Chairman of the Compensation Committee in June 2002. He has served since March 2001 as a member of MCV's Compensation Committee. He also serves as Vice President and Managing Director for El Paso Merchant Energy North America Company. El Paso Midland, Inc. and affiliates of El Paso have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 2002, El Paso affiliates engaged in transactions with MCV, which included the sale of natural gas, sale of natural gas transportation, various natural gas marketing services and the purchase of electricity that amounted in aggregate to approximately $89.6 million. In addition, El Paso had an outstanding cash withdrawal from the Partnership in the amount of $56.7 million (including accrued interest) in exchange for a letter of credit, pursuant to the Participation Agreement, which was repaid to MCV in May 2002. In December 2002, MCV and an El Paso affiliate entered into a master netting agreement, covering the natural gas purchase agreements, in which collateral in the form of cash or a letter or credit can be required of either party based on such party's credit ratings and on the mark-to-market values of the natural gas purchase agreements. As of December 31, 2002, neither El Paso nor MCV had provided cash or letters of credit under the master netting agreement.

Mr. Joos commenced in June 2002 as a member of MCV's Compensation Committee. He also serves as President, Chief Operating Officer and a member of the Board of Directors of CMS Energy Corporation. Mr. McCormick was Chairman of the Compensation Committee of MCV as well as Chairman, President and Chief Executive Officer and Director of CMS Energy and Consumers. His term on the Compensation Committee ended in June 2002. CMS Energy and its affiliates have the following direct and indirect interests in MCV and the Facility. CMS Midland Holdings Company has an ownership interest in one of the Owner Trusts, representing indirectly a 35% equity interest in the Facility; CMS Midland has a 49% general partnership interest in MCV; and Consumers has contractual obligations under the PPA to purchase electric capacity and related energy from MCV, has contractual obligations under various backup agreements among MCV, Consumers and Dow to assure a continuous supply of steam and electricity to Dow in the event the SEPA is terminated, has contractual obligations to enter into transmission service agreements with other utilities for MCV's benefit, and has leased undivided interests in the Site to the Owner Trustees (as MCV's assignees) pursuant to the Ground Lease. In 2002, Consumers purchased electric capacity and related energy from the Facility that aggregated approximately $557.1 million. In addition, CMS Energy affiliates have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 2002, CMS Energy affiliates engaged in transactions with MCV which included the sale of natural gas, the sale of natural gas transportation, the sale of natural gas storage and the purchase of natural gas that amounted in aggregate to approximately $42.7 million. This level of transactions is expected to substantially decrease in 2003 as a result of the expected sale of the Panhandle and Trunkline transportation services to Southern Union Pipeline and due to the sale of CMS Marketing Services and Trading's (a subsidiary of Consumers) natural gas contracts to Sempra Energy Trading, the wholesale commodity trading unit of Sempra Energy. As of February 1, 2003, Consumers or its subsidiaries no longer hold any natural gas contracts with MCV.

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

Security Ownership of Certain Beneficial Owners

                                                                                 Amount and Nature of Beneficial Ownership
                                                                              -------------------------------------------------
                                                                               Approximate Percent        Approximate Percent
  Name and Address of Beneficial Owner              Title of Class            of Voting Rights (a)       of Partnership Interest
-----------------------------------------     ----------------------------    ----------------------     -----------------------
El Paso Corporation
El Paso Building
1001 Louisiana Street
Houston, TX 77002

  Source Midland Limited Partnership          General Partnership Interest            24.2%                      18.1%

  El Paso Midland, Inc.                       General Partnership Interest            14.6%                      10.9%

  MEI Limited Partnership                     General Partnership Interest            12.2%                       9.1%
                                              Limited Partnership Interest             --                         0.9%

  Micogen Limited Partnership                 Limited Partnership Interest             --                         4.5%
                                                                              ----------------------     ----------------------
             Total El Paso Ownership                                                  51.0%                      43.5%


CMS Energy Company
212 West Michigan Avenue
Jackson, MI 49201

  CMS Midland, Inc.                           General Partnership Interest            49.0%                      49.0%

The Dow Chemical Company                      Limited Partnership Interest             --                         7.5%
2030 Dow Center
Midland, MI 48674

Alanna Corporation                            Limited Partnership Interest             --                     0.00001%
c/o MCV Limited Partnership
100 Progress Place
Midland, MI 48640
                                                                              ----------------------     ----------------------
                                                                                     100.0%                     100.0%

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."


Item 14. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Within the 90 days prior to the date of the filing of this report, MCV carried out an evaluation, under the supervision and with the participation of MCV's Management, including the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller, of the effectiveness of the design and operation of MCV's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended). Based on such review of MCV's disclosure controls and procedures, the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller; have concluded that MCV's disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no significant changes in MCV's internal controls or in other factors that could significantly affect these controls subsequent to the date MCV completed its evaluation.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      1.   Financial statements.

           The following consolidated financial statements are as of December 31, 2002 and 2001 or for each of the three years ended December 31, 2002, 2001 and 2000:

                                                                                                          Page
                                                                                                          ----
           Index to Consolidated Financial Statements and Supplemental Schedules                          F-1
           Reports of Independent Public Accountants                                                      F-2
           Consolidated Balance Sheets                                                                    F-4
           Consolidated Statements of Operations                                                          F-5
           Consolidated Statements of Partners' Equity                                                    F-6
           Consolidated Statements of Cash Flows                                                          F-7
           Notes to Consolidated Financial Statements                                                     F-8

      2. All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

      3. The Exhibits that are filed or incorporated by reference as part of this report are listed in the Exhibit Index filed herewith.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the last quarter of 2002.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                    Page Reference
                                                                                                   in Annual Report
                                                                                                     on Form 10-K
                                                                                                  ------------------
Report of Independent Public Accountants - PricewaterhouseCoopers LLP                                      F-2

Report of Independent Public Accountants - Arthur Andersen, LLP                                            F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001                                               F-4

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000                F-5

Consolidated Statements of Partners' Equity for the Years Ended December 31, 2002, 2001, and 2000          F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000                F-7

Notes to Consolidated Financial Statements                                                                 F-8

                           PRICEWATERHOUSECOOPERS LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners and the Management Committee of the Midland Cogeneration Venture Limited Partnership:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of the Midland Cogeneration Venture Limited Partnership (a Michigan limited partnership) and subsidiaries (MCV) at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MCV's Management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of MCV as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

As explained in Note 2 to the financial statements, effective April 1, 2002, Midland Cogeneration Venture Limited Partnership changed its method of accounting for derivative and hedging activities in accordance with Derivative Implementation Group ("DIG") Issue C-16.


                                                      PricewaterhouseCoopers LLP



    Detroit, Michigan,
    January 17, 2003

     THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN, AND
    ANDERSEN DID CONSENT TO THE INCLUSION OF THIS REPORT INTO THIS FORM 10-K.

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


                                                             Arthur Andersen LLP

     Detroit, Michigan
     January 18, 2002

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                 CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
                                 (In Thousands)

ASSETS                                                                                      2002                2001
------                                                                                  -------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                             $    160,425        $    140,630
  Restricted cash and cash equivalents                                                            --                 787
  Accounts and notes receivable - related parties                                             48,448             108,780
  Accounts receivable                                                                         32,479              20,490
  Gas inventory                                                                               19,566              19,699
  Unamortized property taxes                                                                  18,355              16,625
  Derivative assets (Note 2)                                                                  73,819                  --
  Broker margin accounts and prepaid expenses                                                  3,323              34,372
                                                                                        -------------       -------------

    Total current assets                                                                     356,415             341,383
                                                                                        -------------       -------------

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                                                            2,449,148           2,439,541
  Pipeline                                                                                    21,432              21,398
                                                                                        -------------       -------------

    Total property, plant and equipment                                                    2,470,580           2,460,939

  Accumulated depreciation                                                                  (920,614)           (851,539)
                                                                                        -------------       -------------

    Net property, plant and equipment                                                      1,549,966           1,609,400
                                                                                        -------------       -------------

OTHER ASSETS:
  Restricted investment securities held-to-maturity                                          138,701             141,467
  Derivative assets non-current (Note 2)                                                      31,037
  Deferred financing costs, net of accumulated amortization
    of $15,930 and $14,463, respectively                                                       9,035              10,502
  Prepaid gas costs, materials and supplies                                                   12,919              14,295
                                                                                        -------------       -------------

    Total other assets                                                                       191,692             166,264
                                                                                        -------------       -------------
TOTAL ASSETS                                                                            $  2,098,073        $  2,117,047
                                                                                        =============       =============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                              $     58,080        $     73,596
  Interest payable                                                                            56,386              60,334
  Current portion of long-term debt                                                           93,928             186,173
                                                                                        -------------       -------------

    Total current liabilities                                                                208,394             320,103
                                                                                        -------------       -------------

NON-CURRENT LIABILITIES:
  Long-term debt                                                                           1,153,221           1,243,060
  Other                                                                                        2,148               2,172
                                                                                        -------------       -------------

    Total non-current liabilities                                                          1,155,369           1,245,232
                                                                                        -------------       -------------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES                                                                          1,363,763           1,565,335
                                                                                        -------------       -------------

PARTNERS' EQUITY                                                                             734,310             551,712
                                                                                        -------------       -------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                                  $  2,098,073        $  2,117,047
                                                                                        =============       =============

        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)

                                                                       2002               2001               2000
                                                                   --------------     -------------      -------------
OPERATING REVENUES:
  Capacity                                                         $     404,713      $    409,633       $    410,938
  Electric                                                               177,569           184,707            177,989
  Steam and other                                                         14,537            16,473             15,620
                                                                   --------------     -------------      -------------

    Total operating revenues                                             596,819           610,813            604,547
                                                                   --------------     -------------      -------------

OPERATING EXPENSES:
  Fuel costs (Note 2)                                                    255,142           288,167            232,127
  Depreciation                                                            88,963            92,176             93,916
  Operations                                                              16,642            16,082             15,117
  Maintenance                                                             12,666            13,739             13,907
  Property and single business taxes                                      27,087            26,410             26,860
  Administrative, selling and general                                      8,195            16,404              9,807
                                                                   --------------     -------------      -------------

    Total operating expenses                                             408,695           452,978            391,734
                                                                   --------------     -------------      -------------

OPERATING INCOME                                                         188,124           157,835            212,813
                                                                   --------------     -------------      -------------

OTHER INCOME (EXPENSE):
  Interest and other income                                                5,555            16,725             24,211
  Interest expense                                                      (119,783)         (126,296)          (146,903)
                                                                   --------------     -------------      -------------

    Total other income (expense), net                                   (114,228)         (109,571)          (122,692)
                                                                   --------------     -------------      -------------

NET INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                             73,896            48,264             90,121

Cumulative effect of change in method of
  accounting for derivative option contracts
  (to April 1, 2002)  (Note 2)                                            58,131                --                 --
                                                                   --------------     -------------      -------------

NET INCOME                                                         $     132,027      $     48,264       $     90,121
                                                                   ==============     =============      =============


        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)


                                                                         General           Limited
                                                                         Partners         Partners          Total
                                                                       -------------    -------------    -------------

BALANCE, DECEMBER 31, 1999                                             $    369,638     $     67,979     $    437,617

     Net income                                                              78,462           11,659           90,121
                                                                       -------------    -------------    -------------

BALANCE, DECEMBER 31, 2000                                             $    448,100     $     79,638     $    527,738

Comprehensive Income
     Net Income                                                              42,020           6,244            48,264

     Other Comprehensive Income
        Cumulative effect of accounting change                               13,688            2,034           15,722
        Unrealized loss on hedging activities                               (42,444)          (6,307)         (48,751)
        Reclassification adjustments recognized
           in net income above                                                7,608            1,131            8,739
                                                                       -------------    -------------    -------------
        Total Other Comprehensive Income                                    (21,148)          (3,142)         (24,290)

     Total Comprehensive Income                                              20,872            3,102           23,974
                                                                       -------------    -------------    -------------

BALANCE, DECEMBER 31, 2001                                             $    468,972     $     82,740     $    551,712

Comprehensive Income
     Net Income                                                             114,947           17,080          132,027

     Other Comprehensive Income
        Unrealized gain on hedging activities
          since beginning of period                                          33,311            4,950           38,261
        Reclassification adjustments recognized
           in net income above                                               10,717            1,593           12,310
                                                                       -------------    -------------    -------------
        Total other comprehensive income                                     44,028            6,543           50,571

     Total Comprehensive Income                                             158,975           23,623          182,598
                                                                       -------------    -------------    -------------

BALANCE, DECEMBER 31, 2002                                             $    627,947     $    106,363     $    734,310
                                                                       =============    =============    =============

        The accompanying notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
                                 (In Thousands)

                                                                                    2002              2001              2000
                                                                                -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $    132,027      $     48,264      $     90,121

  Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation and amortization                                                       90,430            93,835            95,295
  Cumulative effect of change in accounting principle                                (58,131)               --                --
  (Increase) Decrease in accounts receivable                                          48,343            55,127           (65,629)
  (Increase) decrease in gas inventory                                                   133            (5,225)             (996)
  (Increase) decrease in unamortized property taxes                                   (1,730)             (415)              599
  (Increase) decrease in broker margin accounts and prepaid expenses                  31,049           (26,587)           (1,817)
  Increase in derivative assets                                                      (20,444)               --                --
  Decrease in prepaid gas costs, materials and supplies                                1,376             8,414               760
  (Increase) decrease in accounts payable and accrued liabilities                      8,774           (43,704)           33,040
  Decrease in interest payable                                                        (3,948)           (7,082)           (8,703)
 (Decrease) increase in other non-current liabilities                                    (24)              245               381
                                                                                -------------     -------------     -------------
    Net cash provided by operating activities                                        227,855           122,872           143,051
                                                                                -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant modifications and purchases of plant and equipment                           (29,529)          (30,530)          (33,082)
                                                                                -------------     -------------     -------------
    Net cash used in investing activities                                            (29,529)          (30,530)          (33,082)
                                                                                --------------    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of financing obligation                                                 (182,084)         (155,632)         (139,095)
  Debt refinancing costs                                                                  --                --            (6,388)
  Maturity of restricted investment securities held-to-maturity                      377,192           538,327           282,091
  Purchase of restricted investment securities held-to-maturity                     (374,426)         (539,918)         (282,164)
                                                                                --------------    -------------     -------------
    Net cash used in financing activities                                           (179,318)         (157,223)         (145,556)
                                                                                --------------    -------------     -------------

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH -
  CURRENT                                                                             19,008           (64,881)          (35,587)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT BEGINNING
  OF PERIOD                                                                          141,417           206,298           241,885
                                                                                --------------    -------------     -------------

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - CURRENT, AT END OF PERIOD          $    160,425      $    141,417      $    206,298
                                                                                ==============    =============     =============


        The accompanying notes are an integral part of these statements.

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


      The Facility was originally designed to provide approximately 1370 megawatts ("MW") of electricity and approximately 1.5 million pounds of process steam per hour. Subsequent improvements to the Facility have increased net electrical generating capacity to approximately 1500 MW. MCV has entered into three principal energy sales agreements. MCV has contracted to (i) supply up to 1240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company ("Consumers") under the Power Purchase Agreement ("PPA"), for resale to its customers, (ii) supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") and (iii) supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA"). From time to time, MCV enters into other sales agreements for the sale of excess capacity and/or energy available above MCV's internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' ability to perform its obligations under the PPA with MCV. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

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

      The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the twelve months ended December 31, 2002, the Facility achieved a Thermal Percentage of 18.6% and a PURPA Efficiency Percentage of 47.0%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2003 and beyond, as well as the PURPA ownership limitations.

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

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

      At both the state and federal level, efforts continue to restructure the electric industry. A significant issue to MCV is the potential for future regulatory denial of recovery by Consumers from its customers of above market PPA costs Consumers pays MCV. At the state level, the MPSC entered a series of orders from June 1997 through February 1998 (collectively the "Restructuring Orders"), mandating that utilities "wheel" third-party power to the utilities' customers, thus permitting customers to choose their power provider. MCV, as well as others, filed an appeal in the Michigan Court of Appeals to protect against denial of recovery by Consumers of PPA charges. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow such recovery by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 2000, the State of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QFs (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded costs including PPA charges.

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

      Revenue Recognition

      MCV recognizes revenue for the sale of variable energy and fixed energy when delivered. Capacity and other installment revenues are recognized based on plant availability or other contractual arrangements.

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


      Fuel Costs

      MCV's fuel costs are those costs associated with securing natural gas, transportation and storage services necessary to generate electricity and steam from the Facility. These costs are recognized in the income statement based upon actual volumes burned to produce the delivered energy. In addition, MCV engages in certain cost mitigation activities to offset the fixed charges MCV incurs for these activities. The gains or losses resulting from these activities have resulted in net gains of approximately $3.9 million, $5.5 million and $6.1 million for the years ended 2002, 2001 and 2000, respectively. These net gains are reflected as a component of fuel costs.

      Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV and Consumers agreed to reduce the dispatch level of the Facility, from time to time. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. For the twelve months ended December 31, 2002 and December 31, 2001, MCV estimates that these electric dispatch reduction transactions resulted in net savings of approximately $2.5 million and $7.6 million, respectively, a portion of which will be realized in reduced maintenance expenditures in future years. MCV anticipates entering into similar transactions in the future to mitigate the impact of high market gas prices, if circumstances warrant such use.

      Inventory

      MCV's inventory of natural gas is stated at the lower of cost or market, and valued using the last-in, first-out ("LIFO") method. Inventory includes the costs of purchased gas, variable transportation and storage. The amount of reserve to reduce inventories from first-in, first-out ("FIFO") basis to the LIFO basis at December 31, 2002 and 2001, was $7.4 million and $6.8 million, respectively. Inventory cost, determined on a FIFO basis, approximates current replacement cost.

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

      Federal Income Tax

      MCV is not subject to Federal or State income taxes. Partnership earnings are taxed directly to each individual partner.

      Statement of Cash Flows

      All liquid investments purchased with a maturity of three months or less at time of purchase are considered to be current cash equivalents.

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


      Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of December 31, 2002 and December 31, 2001 have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 5 makes it unnecessary to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting such financing obligation, since SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" does not require fair value accounting for the lease obligation.

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

         Electric Sales Agreements

         MCV believes that its electric sales agreements currently do not qualify as derivatives under SFAS No. 133, due to the lack of an active energy market in the State of Michigan, as defined by SFAS No. 133, and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio and as such does not record the fair value of these contracts on its balance sheet. If a market develops in the future, MCV may be required to account for these contracts as derivatives.

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

         To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under the Amended Service Agreement, MCV maintains a foreign currency hedging program. Under this program, MCV periodically enters into forward purchase contracts for Swiss francs. Under SFAS No. 133, the forward foreign currency exchange contracts qualify as fair value hedges, since they hedge the identifiable foreign currency commitment of the Amended Service Agreement. The gains and losses on these forward contracts, as well as the change in value of the firm commitment, are to be recognized currently in earnings. Since the currency, notional amounts and maturity dates on the hedged transactions and forward contracts essentially match, the January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change and is expected to have an immaterial earnings impact on an ongoing basis. The final gains and losses on these transactions, accounted for as hedges, will be included in the measurement of the underlying capitalized major renewal costs when incurred. As of December 31, 2002 and December 31, 2001, MCV had forward purchase contracts involving Swiss Francs in the notional amount of $5.0 million and $10.0 million, respectively, these hedges are considered highly effective, therefore, there is no material gain or loss recognized during the periods ended December 31, 2002 and December 31, 2001.

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


         Natural Gas Supply Contracts

         MCV Management believes that its long-term natural gas contracts, which do not contain volume optionality, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet.

         The FASB issued DIG Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long-term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. As of December 31, 2002, MCV recorded in "Fuel costs" an additional $21.9 million net mark-to-market gain in earnings, associated with these contracts and "Derivative assets" in Current Assets and Other Assets in the amounts of $48.9 million and $31.0 million, respectively, representing the mark-to-market gain on these long term contracts. During the fourth quarter, MCV removed the option component from three of the nine long term gas contracts discussed above, which should reduce the earnings volatility. MCV expects future earnings volatility on the six remaining long term contracts that contain volume optionality, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of approximately five years for these gas contracts.

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

         Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin balance, recorded as a current asset in "Broker margin accounts and prepaid expenses," was $.8 million and $32.0 million as of December 31, 2002 and December 31, 2001, respectively.

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

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


         original underlying transactions occurred during the first quarter of 2001. The adoption of SFAS No. 133 resulted in a total cumulative effect accounting gain, including cost mitigation activities of $15.7 million, which was recognized in other comprehensive income.

         For the twelve month period ended December 31, 2002, MCV has recognized in other comprehensive income, an unrealized $50.6 million increase on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $26.3 million gain balance in other comprehensive income as of December 31, 2002. This balance represents natural gas futures and options with maturities ranging from January 2003 to December 2005, of which $20.3 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of December 31, 2002, a $24.9 million derivative asset in "Derivative assets," representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the twelve months ended December 31, 2002, MCV has recorded a net $12.2 million loss in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $.4 million gain in earnings from cost mitigation activities. For the twelve months ended December 31, 2001, MCV recognized an unrealized $40.0 million decrease in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, resulting in a $24.3 million loss in other comprehensive income as of December 31, 2001. As of December 31, 2001, the outstanding derivative liability in "Accounts payable and accrued liabilities" was $22.6 million. For the twelve months ended December 31, 2001, MCV had recorded a net $6.6 million loss in earnings from hedging activities related to MCV natural gas requirements for Facility operations, which includes a $.4 million gain which was reclassified into earnings as a result of the discontinuance of several cash flow hedges since it was probable that the original forecasted transaction would not occur. In addition, for the twelve months ended December 31, 2001, MCV has recorded a net $1.0 million loss in earnings from cost mitigation activities.

         In addition, MCV had two long-term natural gas supply contracts with affiliates of the Enron Corporation ("Enron"), which had filed voluntary bankruptcy petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 2001. Both of these contracts had been accounted for under SFAS No. 133 as normal purchases exempt from mark to market accounting under the normal purchases and normal sales exception. In December 2001, due to the uncertain nature of the future viability of these contracts, MCV expensed $8.2 million of unamortized prepaid gas costs associated with one of the Enron contracts, which was subsequently terminated during the bankruptcy proceedings.

         Interest Rate Swaps

         To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts. Cash is deposited with the broker in a margin account at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin balance recorded as a current asset in "Broker margin accounts and prepaid expenses," was approximately $25,000 and $30,000 for the periods ending December 31, 2002 and December 31, 2001, respectively.

         As of December 31, 2002 and December 31, 2001, MCV did not have any interest rate swap transactions outstanding which qualified for cash flow hedge accounting. The January 1, 2001 adoption of SFAS No. 133 resulted in an immaterial cumulative effect accounting change gain recognized in other comprehensive income, and for the twelve months ended December 31, 2001, MCV recorded a gain of approximately $.1 million in earnings for the cash flow hedging activity.

         MCV has one interest rate swap, with a notional amount of $20 million with a period of performance that extended to December 1, 2002, which did not qualify as a hedge under SFAS No. 133. The gains and losses on this swap are recorded currently in earnings. For the twelve months ended December 31, 2002 and 2001, MCV recorded a $.1 million loss and a $1.1 million gain in earnings, respectively.

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees and standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions of FIN 45 related to recognizing a liability at inception of the guarantee do not apply to product warranties or guarantees accounted for as derivatives. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements for periods ending after December 15, 2002. As new contracts are entered into, MCV will review and determine whether any such guarantees exist that are required to be recorded in the consolidated financial statements. MCV's guarantees are disclosed herein.

      On January 17, 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). The primary objective of FIN 46 is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB's initial focus was on special-purpose entities ("SPEs"), the final guidance applies to a wide range of entities. FIN 46 has far-reaching effects and applies to new entities that are created after the effective date, as well as applies to existing entities. Once it goes into effect, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51, Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. MCV believes that FIN 46 will not have a material impact on its financial statements.

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(3) RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENT SECURITIES HELD-TO-MATURITY

      Current and non-current restricted cash and cash equivalents consist of the following at December 31 (in thousands):

          Current:                                                                2002                  2001
          -------                                                            --------------        --------------
          Funds restricted for plant modifications                           $          --         $         787
                                                                             ==============        ==============

          Non-current:
          -----------
          Funds restricted for rental payments pursuant to
            the Overall Lease Transaction                                    $     136,554         $     139,301

          Funds restricted for management non-qualified
            plans                                                                    2,147                 2,166
                                                                             --------------        --------------

          Total                                                              $     138,701         $     141,467
                                                                             ==============        ==============

(4)   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following at December 31 (in thousands):

                                                                                  2002                  2001
                                                                             --------------        --------------
          Accounts payable
             Related parties                                                 $      12,224         $      10,918
             Trade creditors                                                        27,935                24,678
          Property and single business taxes                                        14,842                12,946
          Other                                                                      3,079                25,054
                                                                             --------------        --------------

          Total                                                              $      58,080         $      73,596
                                                                             ==============        ==============

(5)   LONG-TERM DEBT

      Long-term debt consists of the following at December 31 (in thousands):

                                                                                  2002                  2001
                                                                             --------------        --------------
          Financing obligation, maturing through 2015,
          payable in semi-annual installments of
          principal and interest, collateralized by
          property, plant and equipment                                      $   1,247,149         $   1,429,233


          Less current portion                                                     (93,928)             (186,173)
                                                                             --------------        --------------

          Total long-term debt                                               $   1,153,221         $   1,243,060
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

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

      Under the terms of the Overall Lease Transaction, MCV sold undivided interests in all of the fixed assets of the Facility for approximately $2.3 billion, to five separate owner trusts ("Owner Trusts") established for the benefit of certain institutional investors ("Owner Participants"). U.S. Bank National Association (formerly known as State Street Bank and Trust Company) serves as owner trustee ("Owner Trustee") under each of the Owner Trusts, and leases undivided interests in the Facility on behalf of the Owner Trusts to MCV for an initial term of 25 years. CMS Midland Holdings Company ("CMS Holdings"), currently a wholly owned subsidiary of Consumers, acquired a 35% indirect equity interest in the Facility through its purchase of an interest in one of the Owner Trusts.

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

      On June 15, 2000, MCV closed on the sale of $200 million of tax-exempt bonds, the proceeds of which were used on July 24, 2000 to refund a like amount of previously issued tax-exempt bonds. This refinancing activity has reduced the amount of interest expense over the remaining life of the tax-exempt bonds.

      Under the terms of the Overall Lease Transaction, approximately $18.6 million of transaction costs were a liability of MCV and have been recorded as a deferred cost. Financing costs incurred with the issuance of debt are deferred and amortized using the interest method over the remaining portion of the 25-year lease term. In 2000, MCV also incurred approximately $6.4 million of debt refinancing fees associated with the refinancing of the tax-exempt bonds. Deferred financing costs of approximately $1.5 million, $1.7 million and $1.4 million were amortized in the years 2002, 2001 and 2000, respectively.

      Interest and fees incurred related to long-term debt arrangements during 2002, 2001 and 2000 were $118.3 million, $124.6 million and $142.5 million, respectively. In addition, as of December 31, 2000, MCV has expensed approximately $3.0 million of costs associated with MCV's refinancing of its tax-exempt bonds.

      Interest and fees paid during 2002, 2001 and 2000 were $122.1 million, $131.7 million and $151.3 million, respectively.

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


      Minimum payments due under these long-term debt arrangements over the next five years are (in thousands):

                                                         Principal        Interest           Total
                                                        -------------   -------------     ------------
                    2003                                $    93,928     $   114,963       $   208,891
                    2004                                    134,576         108,233           242,809
                    2005                                     76,547          97,836           174,383
                    2006                                     63,459          92,515           155,974
                    2007                                     62,916          87,988           150,904
                                                        -------------   -------------     ------------

                                                        $   431,426       $ 501,535       $   932,961
                                                        =============   =============     ============

      Revolving Credit Agreement

      MCV has also entered into a revolving credit agreement with the Bank of Montreal ("Working Capital Lender"), which expires August 29, 2003. Under the terms of the existing agreement, MCV can borrow up to the $50 million commitment, in the form of short-term borrowings or letters of credit collateralized by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned accounts receivable and 50% of natural gas inventory. During 2002, MCV did not utilize the Working Capital Facility, except for letters of credit associated with normal business practice. At December 31, 2002, MCV had no outstanding borrowings or letters of credit.

      Intercreditor Agreement

      MCV has also entered into an Intercreditor Agreement with the Owner Trustee, Working Capital Lender, U.S. Bank National Association as Collateral Agent ("Collateral Agent") and the Senior and Subordinated Indenture Trustees. Under the terms of this agreement, MCV is required to deposit all revenues derived from the operation of the Facility with the Collateral Agent for purposes of paying operating expenses and rent. In addition, these funds are required to pay construction modification costs and to secure future rent payments. As of December 31, 2002, MCV has deposited $136.6 million into the reserve account. The reserve account is to be maintained at not less than $40 million nor more than $137 million (or debt portion of next succeeding basic rent payment, whichever is greater). Excess funds in the reserve account are periodically transferred to MCV. This agreement also contains provisions governing the distribution of revenues and rents due under the Overall Lease Transaction, and establishes the priority of payment among the Owner Trusts, creditors of the Owner Trusts, creditors of MCV and the Partnership.

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

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

      Gas Supply Agreements

      MCV has entered into gas purchase agreements with various producers for the supply of natural gas. The current contracted volume totals 209,089 MMBtu per day annual average for 2003. As of January 1, 2003, gas contracts with U.S. suppliers provide for the purchase of 128,363 MMBtu per day while gas contracts with Canadian suppliers provide for the purchase of 80,726 MMBtu per day. Some of these contracts require MCV to pay for a minimum amount of natural gas per year, whether or not taken. The estimated minimum commitments under these contracts based on current long term prices for gas for the years 2003 through 2007 are $207.8 million, $245.7 million, $304.6 million, $312.1 million and $304.9 million, respectively. A portion of these payments may be utilized in future years to offset the cost of quantities of natural gas taken above the minimum amounts.

      Gas Transportation Agreements

      MCV has entered into firm natural gas transportation agreements with various pipeline companies. These agreements require MCV to pay certain reservation charges in order to reserve the transportation capacity. MCV incurred reservation charges in 2002, 2001 and 2000, of $35.1 million, $36.2 million and $35.6 million, respectively. The estimated minimum reservation charges required under these agreements for each of the years 2003 through 2007 are $35.1 million, $35.1 million, $33.9 million, $30.1 million and $21.7 million, respectively. These projections are based on current commitments.

      Gas Turbine Service Agreement

      MCV entered into a service agreement, as amended, with Alstom, which commenced on January 1, 1990 and will expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009. Under the terms of this agreement, Alstom sold MCV an initial inventory of spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. Upon termination of the Service Agreement (except for nonperformance by Alstom), MCV must pay a cancellation payment. MCV and Alstom amended the Service Agreement, effective December 31, 1993, to include the supply of hot gas path parts. Under the amended Service Agreement, Alstom provides hot gas path parts for MCV's twelve gas

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


      turbines through the fourth series of major GTG inspections, which were completed in 2002. In January 1998, MCV and Alstom amended the length of the amended Service Agreement to extend through the sixth series of major GTG inspections, which are expected to be completed by year end 2008, for a lump sum fixed price covering the entire term of the amended Service Agreement of $266.5 million (in 1993 dollars, which is adjusted based on exchange rates and Swiss inflation indices), payable on the basis of operating hours as they occur over the same period. MCV has made payments totaling approximately $161.5 million under this amended Service Agreement through December 31, 2001.

      MCV has signed a new maintenance service and parts agreement with General Electric International, Inc. ("GEII"), effective December 31, 2002 ("GEII Agreement"). GEII will provide maintenance services and hot gas path parts for MCV's twelve GTG's. The GEII Agreement, under terms and conditions similar to the MCV/Alstom Service Agreement, as described above, will cover four rounds of major GTG inspections, which are expected to be completed by the year 2015, at a savings to MCV as compared to the Service Agreement with Alstom. The GEII Agreement is expected to replace the current Alstom Service Agreement, during the first half of 2004, but in no event later than January 1, 2005. The GEII Agreement can be terminated by either party for cause or convenience. Should termination for convenience occur, a buy out amount will be paid by the terminating party with payments ranging from approximately $19.0 million to $.9 million, based upon the number of operating hours utilized since commencement of the GEII Agreement.

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

      Gas Turbine Generator Compressor Blade Agreement

      MCV has entered into an agreement with MTS Machinery Tools & Services AG ("MTS"), effective January 18, 2002. Under this agreement MTS will redesign, manufacture and install new design compressor blades in MCV's twelve GTG's, which is expected to increase the overall electrical capacity and efficiency of each GTG. MCV has agreed to purchase one set of such blades and has the option to purchase an additional eleven sets which would be installed during the fifth series of major GTG inspections, which are expected to be completed by the third quarter of 2006. The cost of this project to upgrade all twelve GTG's, including the purchase of spare parts, is approximately $32.7 million (in 2001 dollars), payable based upon performance milestones. The first set of compressor blades is expected to be installed by the second quarter of 2003 for approximately $4.2 million.

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


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

      The following table reconciles the change in the plans' benefit obligation and change in plan assets as reflected on the balance sheet as of December 31 (in thousands):

                                                                          2002               2001
                                                                      --------------     -------------
                  Change in benefit obligation:
                  Benefit obligation at beginning of year             $   2,405.1        $   1,937.6
                  Service cost                                              197.3              173.5
                  Interest cost                                             188.7              142.9
                  Unrecognized prior service cost                            --                199.0
                  Actuarial gain (loss)                                     136.6              (43.3)
                  Benefits paid during year                                  (3.5)              (4.6)
                                                                      --------------     -------------
                  Benefit obligation at end of year                       2,924.2            2,405.1
                                                                      --------------     -------------

                  Change in plan assets:
                  Fair value of plan assets at beginning of year          2,088.0            2,015.4
                  Actual return on plan assets                             (230.3)            (153.4)
                  Employer contribution                                     233.3              230.6
                  Benefits paid during year                                  (3.5)              (4.6)
                                                                      --------------     -------------
                  Fair value of plan assets at end of year                2,087.5            2,088.0
                                                                      --------------     -------------

                  Unfunded (funded) status                                  836.7              317.1
                  Unrecognized prior service cost                          (184.6)            (199.0)
                  Unrecognized net gain (loss)                             (652.1)            (118.1)
                                                                      --------------     -------------
                  Accrued benefit cost                                $      --          $      --
                                                                      ==============     =============

      Net periodic postretirement health care cost for years ending December 31, included the following components (in thousands):

                                                                  2002              2001              2000
                                                              -------------     --------------     ------------
      Components of net periodic benefit cost:
      Service cost                                            $    197.3        $    173.5         $    155.3
      Interest cost                                                188.7             142.9              134.9
      Expected return on plan assets                              (167.0)           (171.3)            (175.7)
      Amortization of unrecognized net (gain) or loss               14.3             (12.6)             (16.5)
                                                              -------------     --------------     ------------

      Net periodic benefit cost                               $    233.3        $    132.5         $     98.0
                                                              =============     ==============     ============

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


                                                                                 1-Percentage        1-Percentage
                                                                                Point Increase      Point Decrease
                                                                               ----------------    -----------------
                  Effect on total of service and interest cost components         $      54.0        $       46.2
                  Effect on postretirement benefit obligation                     $     487.5        $      321.1

      Assumptions used in accounting for the Post-Retirement Health Care Plan were as follows:

                                                                     2002               2001             2000
                                                                 --------------     -------------    --------------
              Discount rate                                          6.75%              7.25%            7.50%
              Long-term rate of return on plan assets                8.00%              8.00%            8.50%
              Inflation benefit amount
                  1998 through 2004                                  0.00%              0.00%            0.00%
                  2005 and later years                               4.00%              4.00%            4.00%

      Retirement and Savings Plans

      MCV sponsors a defined contribution retirement plan covering all employees. Under the terms of the plan, MCV makes contributions to the plan of either five or ten percent of an employee's eligible annual compensation dependent upon the employee's age. MCV also sponsors a 401(k) savings plan for employees. Contributions and costs for this plan are based on matching an employee's savings up to a maximum level. In 2002, 2001 and 2000, MCV contributed $1.2 million, $1.1 million and $1.1 million, respectively under these plans.

      Supplemental Retirement Benefits

      MCV provides supplemental retirement, postretirement health care and excess benefit plans for key management. These plans are not qualified plans under the Internal Revenue Code; therefore, earnings of the trusts maintained by MCV to fund these plans are taxable to the Partners and trust assets are included in the assets of MCV.

                          MIDLAND COGENERATION VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(8)   PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

      The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at December 31, 2002, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of December 31, 2002, 2001 and 2000, and for each of the twelve month periods ended December 31 (in thousands).


  Beneficial Owner, Equity Partner,
Type of Partner and Nature of         Equity
         Related Party                Interest  Interest  Related Party Transactions and Agreements       2002     2001       2000
------------------------------------- --------  --------  --------------------------------------------- -------- ---------  --------
CMS Energy Company
CMS Midland, Inc.                     $359,812    49.0%   Power purchase agreements                     $557,149  $550,477  $568,838
                                      ========  =======


 General Partner; wholly-owned                            Purchases under gas transportation agreements   23,552    24,059    23,295
 subsidiary of Consumers Energy                           Purchases under spot gas agreements              3,631     3,756     4,735
 Company                                                  Purchases under gas supply agreements           11,306    10,725    12,679
                                                          Gas storage agreement                            2,563     2,563     2,563
                                                          Land lease/easement agreements                     600       600       600
                                                          Accounts receivable                             44,289    48,843    43,278
                                                          Accounts payable                                 3,502     4,772     5,560
                                                          Sales under spot gas agreements                  1,084     7,107    10,521
El Paso Corporation                   $127,682    18.1%
-------------------
Source Midland Limited Partnership                        Purchase under gas transportation agreements    12,463    13,653    14,229
 ("SMLP") General Partner; owned by                       Purchases under spot gas agreement              15,655    45,130    21,563
 subsidiaries of El Paso                                  Purchases under gas supply agreement            47,136     5,912     5,248
 Corporation (1)                                          Gas agency agreement                               365     1,989     2,361
                                                          Deferred reservation charges under gas              --     7,880     6,895
                                                          purchase agreement
                                                          Accounts receivable                                523        --    11,481
                                                          Accounts payable                                 7,706     5,198    11,839
                                                          Sales under spot gas agreements                 14,007    28,451    14,815
                                                          Partner cash withdrawal (including accrued          --    56,714    50,886
                                                          interest) (2)

El Paso Midland, Inc. ("El Paso
 Midland")                              76,609    10.9    See related party activity listed under SMLP.
 General Partner; wholly-owned
 subsidiary of El Paso
 Corporation (1)

MEI Limited Partnership ("MEI")                           See related party activity listed under SMLP.
 A General and Limited Partner;
 50% interest owned by El Paso
 Midland, Inc. and 50% interest
 owned by SMLP (1)
     General Partnership Interest       63,844     9.1

      Limited Partnership Interest       6,383      .9

Micogen Limited Partnership             31,919     4.5    See related party activity listed under SMLP.
 ("MLP") Limited Partner, owned
 subsidiaries of El Paso
 Corporation (1)
                                      --------  -------

     Total El Paso Corporation        $306,437    43.5%
                                      ========  =======

The Dow Chemical Company
The Dow Chemical Company              $ 68,060     7.5%   Steam and electric power agreement              29,385    33,727    31,319
                                      ========  =======
 Limited Partner                                          Steam purchase agreement - Dow Corning Corp      3,746     3,781     3,615
                                                          (affiliate)
                                                          Purchases under demineralized water supply       6,605     6,913     6,570
                                                          agreement
                                                          Accounts receivable                              3,635     3,191     3,536
                                                          Accounts payable                                 1,016       948       745
                                                          Standby and backup fees                            734       696       676
Alanna Corporation                                        Sales of gas under tolling agreement             6,442        --        --
------------------
Alanna Corporation                    $   1(3)  .00001%
                                      ========  =======
  Limited Partner; wholly-owned                           Note receivable                                      1         1         1
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

                                        MIDLAND COGENERATION VENTURE
                                            LIMITED PARTNERSHIP



Date: March 25, 2003                    By  /s/ James M. Kevra
                                           -------------------------------------
                                                      James M. Kevra
                                           President and Chief Executive Officer

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

Signature                                      Title                                        Date
---------                                      -----                                        ----


/s/ James M. Kevra                             President and Chief Executive Officer        March 25, 2003
---------------------------------------        (Principal Executive Officer)
James M. Kevra




/s/ James M. Rajewski                          Chief Financial Officer                      March 25, 2003
---------------------------------------        Vice President and Controller
James M. Rajewski                              (Principal Accounting Officer)




/s/ John J. O'Rourke                           Chairman, Management Committee               March 25, 2003
---------------------------------------
John J. O'Rourke



/s/ David W. Joos                              Member, Management Committee                 March 25, 2003
---------------------------------------
David W. Joos

                                 CERTIFICATIONS

I, James M. Kevra, certify that:

     1. I have reviewed this annual report on Form 10-K of Midland Cogeneration Venture Limited Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003



 /s/ James M. Kevra
-------------------------------------
James M. Kevra
President and Chief Executive Officer

I, James M. Rajewski, certify that:

     1. I have reviewed this annual report on Form 10-K of Midland Cogeneration Venture Limited Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               e) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               b) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003



 /s/ James M. Rajewski
-----------------------------------------------
James M. Rajewski
Chief Financial Officer, Vice President and Controller

                                  EXHIBIT INDEX

Exhibit
Number                             Description

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

                                 EXHIBIT INDEX

Exhibit
Number                             Description

4.6 (b)    -    Amendment No. 1 dated as of January 1, 1992 to Amended and
                Restated Lease Agreement ((d), (Exhibit 4.17)).

4.6 (c)    -    Second Amended and Restated Agreement of Lease [Part A] dated as of June 1, 1990 among Consumers, MCV, CMS Midland, Inc. and MEC
                Development Corporation ((a), (Exhibit 4.14)).

4.7        -    Amended and Restated Participation Agreement dated as of June 1,
                1990 among MCV, Owner Participant, Shawmut Bank, United States
                Trust Company, Meridian Trust Company, Midland Funding
                Corporation I, Midland Funding Corporation II, MDC and
                Institutional Senior Bond Purchasers ((a), (Exhibit 4.13)).

4.8        -    Ground Lease Assignment and Assumption Agreement dated as of
                June 1, 1990 among Shawmut Bank and MCV ((a), (Exhibit 4.15)).

4.9        -    Collateral Agency and Intercreditor Agreement dated as of
                June 1, 1990 between Shawmut Bank, MCV, United States Trust
                Company, Meridian Trust Company, Bank of Montreal and
                Manufacturers National Bank of Detroit ((a), (Exhibit 4.16)).

10.1       -    Tax Exempt Collateral Trust Indenture dated as of July 1, 1990 among The Economic Development Corporation of the County of
                Midland, MCV and Meridian Trust Company (incorporated by reference to Exhibit No. (28)(g) to CMS Energy Corporation's
                Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

10.1 (a)   -    Tax Exempt Collateral Trust Indenture Supplement No. 1 dated
                July 1, 1990 ((a), (Exhibit 10.2)).

10.2       -    Credit Agreement dated as of June 16, 1990 among Bank of
                Montreal as Agent, the Lenders named therein and MCV ((a), (Exhibit 10.3)), as amended.

10.3       -    CMS Transfer Agreement dated as of January 27, 1987, as amended as of June 13, 1988, among Consumers Power Company, CMS Midland,
                Inc. and MCV (incorporated by reference to Exhibit (19)(a) to Consumers Power Company's Form 10-Q for the quarter ended June
                30, 1988, File No. 1-5611).

10.4      -     Amended and Restated MDC Transfer Agreement dated as of June
                13, 1988, among Consumers Power Company, MEC Development
                Corporation and MCV, as amended by the March 2, 1990 Memorandum of Agreement with respect to the Amended and Restated
                Partnership Agreement (incorporated by reference to Exhibit No.
                (19)(b) to Consumers Power Company's Form 10-Q for the quarter ended June 30, 1988, File No. 1-5611), as amended by the March
                2, 1990 Memorandum of Agreement with respect to the Amended and Restated MDC Transfer Agreement (incorporated by reference to
                Exhibit (2)(b) to CMS Energy Corporation's Form 8-K dated March
                21, 1990, File No. 1-9513).

10.5       -    Amended and Restated Tax Indemnification Agreement, dated as of
                June 1, 1990, among MCV and Owner Participant ((a), (Exhibit
                10.70)).

10.6       -    Capacity Support Agreement dated as of June 9, 1988, between CMS
                Energy Corporation and MCV (incorporated by reference to Exhibit
                No. 10(m) to CMS Energy Corporation's Annual Report on Form
                10-K, for the year ended December 31, 1988, File No. 1-9513).

10.7       -    Registration Rights Agreement dated as of December 17, 1993 among Midland Funding Corporation I, MCV, Consumers and Morgan
                Stanley & Co. Incorporated and Donaldson, Lufkin & Jenrette
                Securities Corporation ((e), (Exhibit 10.97)).

                                 EXHIBIT INDEX


Exhibit
Number                             Description

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
                Consumers Power Company, MCV, Shawmut Bank, as Owner Trustee,
                Meridian Trust Company and United States Trust Company ((a),
                (Exhibit 10.35)).

                                 EXHIBIT INDEX


Exhibit
Number                             Description


10.30      -    Natural Gas Purchase Agreement, dated as of May 1, 1989
                between Northern Michigan Gas Exploration Company ("Nomeco"),
                CMS Energy Corporation and MCV ((a), (Exhibit 10.39)).

10.30 (a ) -    Amendment dated March 1, 1992 to the Natural Gas Purchase
                Agreement dated as of May 1, 1989 between Nomeco, CMS Energy
                Corporation and MCV ((e), (Exhibit 10.95)).

10.30 (b)  -    Amendment dated May 11, 1994 to the Natural Gas Purchase
                Agreement dated as of May 1, 1989 between Nomeco, CMS Energy and
                MCV, ((f), (Exhibit 10.29(b)).

10.31      -    Natural Gas Purchase Agreement, dated as of May 13, 1988
                between ANR Production Company and MCV ((a), (Exhibit 10.41)).

10.32      -    Natural Gas Purchase Contract dated August 18, 1994, between
                Coastal Gas Marketing and MCV ((f), (Exhibit 10.32)).

10.33      -    Natural Gas Purchase Agreement, dated May 1, 1989 between
                CoEnergy Trading Company (previously Northern Michigan Gas
                Exploration Company before being assigned to CoEnergy Trading
                Company on March 14, 1995) and MCV ((a), (Exhibit 10.40)).

10.34      -    Natural Gas Purchase Agreement, dated February 1, 1992 between
                CoEnergy Trading Company (previously Nomeco Oil and Gas Company before being assigned to CoEnergy Trading Company on July 22,
                1994) and MCV ((d), (Exhibit 10.84)).

10.35      -    Natural Gas Purchase Agreement, dated as of June 2, 1997
                between MCV and CMS Marketing, Services and Trading Company
                ((h), (Exhibit 10.33)).

10.36      -    Gas Sales Agreement, dated July 1, 1999, between MCV and CMS
                Marketing Services and Trading Company ((k), (Exhibit 10.0)).

10.37      -    Gas Sales Agreement, dated November 15, 1998, between MCV and
                Engage Energy US, L.P. ((l), (Exhibit 10.37)).

10.38      -    Gas Sales Agreement, dated September 20, 1999, between MCV and
                Engage Energy US, L.P. ((l), (Exhibit 10.38)).

10.39      -    Long Term Gas Agreement, dated September 1, 2000, between MCV and Coastal Merchant Energy, L.P. ((m), (Exhibit 10.39)).

10.40      -    Long Term Gas Agreement, dated October 10, 2000, between MCV and El Paso Merchant Energy Gas, L.P., as amended ((m), (Exhibit
                10.40)).

10.41      -    Long Term Gas Agreement, dated October 10, 2000, between MCV and CMS Marketing, Services and Trading Company ((m), (Exhibit
                10.41)).

10.42      -    Long Term Gas Agreement, dated October 5, 2001, between MCV and El Paso Merchant Energy, L.P. ((n), (Exhibit 10.42)).

10.43      -    Long Term Gas Agreement, dated October 5, 2001, between MCV and CMS Marketing, Services and Trading Company ((n), (Exhibit
                10.43)).

                                 EXHIBIT INDEX


Exhibit
Number                             Description


10.44      -    Transportation Service Agreement, dated as of May 25, 1988 between Great Lakes Gas Transmission Company and MCV and letter agreements dated May 25, 1988 and May 26, 1988 ((a), (Exhibit
                10.60)).

10.45      -    Transportation Agreement (#17800) dated November 24, 1993
                between ANR Pipeline Company and MCV ((f), (Exhibit 10.35)).

10.46      -    Transportation Agreement (#17850) dated November 24, 1993
                between ANR Pipeline Company and MCV ((f), (Exhibit 10.36)).

10.47      -    Gas Transportation Agreement (Firm Service), dated as of March
                2, 1988, between Michigan Gas Storage and MCV and amendment thereto dated September 21, 1988 and March 28, 2002. ((a),
                (Exhibit 10.64)).

10.48      -    Transportation Agreement (Firm Contract #011456), dated as of
                May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.90)).

10.49      -    Transportation Agreement (Firm Contract #011457), dated as of
                May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.91)).

10.50      -    Transportation Agreement (Firm Contract #011458), dated as of
                May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.92)).

10.51      -    Firm Transportation Service Form of Transportation Agreement
                (#013296), dated November 1, 1993 between Trunkline Gas Company and MCV ((e), (Exhibit 10.93)).

10.52      -    Gas Exchange Agreement (Firm Service), dated as of March 2,
                1988, between Consumers Power Company and MCV, as amended
                September 21, 1988 ((a), (Exhibit 10.63)).

10.53      -    Gas Storage Agreement (Firm Service) between MCV and Consumers
                Power Company dated March 2, 1988 ((a), (Exhibit 10.68)).

10.54      -    The Gas Supply Option dated as of January 27, 1987, between
                The Dow Chemical Company and MCV ((a), (Exhibit 10.67)).

10.55      -    Master Netting, Setoff and Security Agreement dated December
                2, 2002, between El Paso Merchant Energy, L.P. and MCV.

10.56      -    Maintenance Services and Parts Agreement for MCV 11NM Gas
                Turbines Between MCV and General Electric International, Inc., dated December 31, 2002. (**)

10.57      -    MCV Senior Management Incentive Plan ((i), (Exhibit 10.42)),
                (*).

10.58      -    MCV Supplemental Retirement Plan dated July 6, 1992 ((d),
                (Exhibit 10.87)), (*).

10.59      -    MCV Supplemental Benefit Plan dated January 1, 1989 ((d),
                (Exhibit 10.88)), (*).

10.60      -    MCV Excess - Benefit Plan dated July 1, 1989 ((d), (Exhibit
                10.89)), (*).

21         -    Subsidiaries of Registrant -- MCV subsidiaries are in the
                aggregate not significant subsidiaries as defined in Rule 1-02
                (v) of Regulation S-X.

                                 EXHIBIT INDEX


Exhibit
Number                             Description


99.1       -    President and Chief Executive Officer Certification Pursuant
                to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2       -    Chief Financial Officer, Vice President and Controller
                Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3       -    Unaudited - MCV Selected Proforma Operating Cash Flow Data for
                the years ended 2002 and 2001.

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

      (n) Incorporated by reference to MCV's Annual Report on Form 10-K for the year ended December 31, 2001 as the bracketed numbered exhibits.

      (*) Exhibits represent Management Contracts and Compensatory Plans and Arrangements.

      (**) Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, an application for confidential treatment for portions of this exhibit has been made, which portions have been omitted from the exhibit and have been filed separately with the Securities and Exchange Commission.