Form 10-Q
period 2003-03-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2003-05-15
CIK 869905

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2003


                                       OR


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    -----------------------


Commission File Number:  (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MICHIGAN                                   38-2726166
----------------------------------------------     -----------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

    100 PROGRESS PLACE, MIDLAND, MICHIGAN                     48640
----------------------------------------------     -----------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (989) 839-6000
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                               -----   -----

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

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

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................15

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ...............................22

Item 4.           Controls and Procedures...................................................................23


PART II           OTHER INFORMATION
-------

Item 1.           Legal Proceedings.........................................................................24

Item 6.           Exhibits and Reports on Form 8-K..........................................................24

                  Signatures................................................................................25

                  Certifications............................................................................26

                          PART I. FINANCIAL INFORMATION
              Item 1. Consolidated Financial Statements (Unaudited)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                                        March 31,
                                                                          2003            December 31,
ASSETS                                                                 (Unaudited)           2002
------                                                                -------------      -------------
CURRENT ASSETS:
   Cash and cash equivalents                                          $     273,499      $     160,425
   Accounts and notes receivable -- related parties                          47,772             48,448
   Accounts receivable                                                       41,935             32,479
   Gas inventory                                                              5,770             19,566
   Unamortized property taxes                                                40,770             18,355
   Derivative assets                                                         92,527             73,819
   Broker margin accounts and prepaid expenses                                4,431              3,323
                                                                      -------------      -------------
     Total current assets                                                   506,704            356,415
                                                                      -------------      -------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                          2,450,671          2,449,148
   Pipeline                                                                  21,432             21,432
                                                                      -------------      -------------
     Total property, plant and equipment                                  2,472,103          2,470,580
   Accumulated depreciation                                                (936,918)          (920,614)
                                                                      -------------      -------------
     Net property, plant and equipment                                    1,535,185          1,549,966
                                                                      -------------      -------------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                        140,211            138,701
   Derivative assets non-current                                             29,123             31,037
   Deferred financing costs, net of accumulated amortization of
        $16,283 and $15,930, respectively                                     8,682              9,035
   Prepaid gas costs, spare parts deposit, materials and supplies            24,861             12,919
                                                                      -------------      -------------
     Total other assets                                                     202,877            191,692
                                                                      -------------      -------------

TOTAL ASSETS                                                          $   2,244,766      $   2,098,073
                                                                      =============      =============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                           $      93,881      $      58,080
   Gas supplier funds on deposit                                             76,912                 --
   Interest payable                                                          56,160             56,386
   Current portion of long-term debt                                         93,928             93,928
                                                                      -------------      -------------
     Total current liabilities                                              320,881            208,394
                                                                      -------------      -------------

NON-CURRENT LIABILITIES:
   Long-term debt                                                         1,153,221          1,153,221
   Other                                                                      2,364              2,148
                                                                      -------------      -------------
     Total non-current liabilities                                        1,155,585          1,155,369
                                                                      -------------      -------------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES                                                         1,476,466          1,363,763
                                                                      -------------      -------------

PARTNERS' EQUITY                                                            768,300            734,310
                                                                      -------------      -------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                $   2,244,766      $   2,098,073
                                                                      =============      =============

   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)


                                               Three Months Ended
                                                    March 31,
                                           ----------------------------
                                              2003             2002
                                           -----------      -----------
OPERATING REVENUES:
   Capacity                                $    99,543      $    99,544
   Electric                                     48,043           45,940
   Steam and other                               5,583            3,885
                                           -----------      -----------

     Total operating revenues                  153,169          149,369
                                           -----------      -----------

OPERATING EXPENSES:
   Fuel costs                                   59,937           70,481
   Depreciation                                 22,180           22,098
   Operations                                    4,601            4,141
   Maintenance                                   3,511            3,541
   Property and single business taxes            7,509            6,685
   Administrative, selling and general           2,663            2,067
                                           -----------      -----------

     Total operating expenses                  100,401          109,013
                                           -----------      -----------

OPERATING INCOME                                52,768           40,356
                                           -----------      -----------

OTHER INCOME (EXPENSE):
   Interest and other income                     1,369            1,780
   Interest expense                            (29,385)         (30,929)
                                           -----------      -----------

     Total other income (expense), net         (28,016)         (29,149)
                                           -----------      -----------

NET INCOME                                 $    24,752      $    11,207
                                           ===========      ===========

   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)

                                                                                Three Months Ended
                                                                                      March 31,
                                               -----------------------------------------------------------------------------------
                                                                2003                                        2002
                                               ----------------------------------------     --------------------------------------
                                                General        Limited                       General       Limited
                                                Partners       Partners        Total         Partners      Partners        Total
                                               ----------     ----------     ----------     ----------    ----------    ----------
BALANCE, BEGINNING OF PERIOD                   $  627,947     $  106,363     $  734,310     $  468,972    $   82,740    $  551,712

Comprehensive Income:

  Net income                                       21,550          3,202         24,752          9,757         1,450        11,207

  Other Comprehensive Income:
     Unrealized gain on hedging activities
       since beginning of period                   18,909          2,810         21,719         13,489         2,005        15,494
     Reclassification adjustments
       recognized in net income above             (10,866)        (1,615)       (12,481)         5,132           763         5,895
                                               ----------     ----------     ----------     ----------    ----------    ----------
     Total other comprehensive income change        8,043          1,195          9,238         18,621         2,768        21,389

Total Comprehensive Income                         29,593          4,397         33,990         28,378         4,218        32,596
                                               ----------     ----------     ----------     ----------    ----------    ----------

BALANCE, END OF PERIOD                         $  657,540     $  110,760     $  768,300     $  497,350    $   86,958    $  584,308
                                               ==========     ==========     ==========     ==========    ==========    ==========












   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             ----------------------------
                                                                                2003             2002
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $    24,752      $    11,207

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                  22,533           22,478
   Cash released from restriction                                                     --              787
   Increase in accounts receivable                                                (8,780)         (12,508)
   Decrease in gas inventory                                                      13,796            4,779
   Increase in unamortized property taxes                                        (22,415)         (20,241)
   (Increase) decrease in broker margin accounts and prepaid expenses             (1,108)          18,964
   Increase in derivative assets                                                  (7,556)              --
   (Increase) decrease in prepaid gas costs, spare parts deposit,
       materials and supplies                                                    (11,942)             528
   Increase in accounts payable and accrued liabilities                           35,801           15,604
   Increase in gas supplier funds on deposit                                      76,912               --
   Decrease in interest payable                                                     (226)         (29,840)
   Increase in other non-current liabilities                                         216              103
                                                                             -----------      -----------

     Net cash provided by operating activities                                   121,983           11,861
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant equipment                           (7,399)          (6,971)
                                                                             -----------      -----------

     Net cash used in investing activities                                        (7,399)          (6,971)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                  --          (65,239)
   Maturity of restricted investment securities held-to-maturity                 153,174          143,831
   Purchase of restricted investment securities held-to-maturity                (154,684)        (142,865)
                                                                             -----------      -----------

     Net cash used in financing activities                                        (1,510)         (64,273)
                                                                             -----------      -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             113,074          (59,383)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 160,425          140,630
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   273,499      $    81,247
                                                                             ===========      ===========

   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes as contained in the Annual Report on Form 10-K for the year ended December 31, 2002 of Midland Cogeneration Venture Limited Partnership ("MCV"), which includes the Report of Independent Accountants, covering such financial statements. In the opinion of management, the unaudited information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Prior period amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of MCV and its wholly-owned subsidiaries. All material transactions and balances among entities, which comprise MCV, have been eliminated in the consolidated financial statements. Interim results may not be indicative of results that may be expected for any other interim period or for 2003 as a whole.


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

     The Facility has a net electrical generating capacity of approximately 1500 MW and approximately 1.5 million pounds of process steam capacity per hour. MCV has entered into three principal energy sales agreements. MCV has contracted to (i) supply up to 1240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company ("Consumers") under the Power Purchase Agreement ("PPA"), for resale to its customers through 2025, (ii) supply electricity and steam to The Dow Chemical Company ("Dow") under the Steam and Electric Power Agreement ("SEPA") through 2015 and (iii) supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA") through 2011. From time to time, MCV enters into other sales agreements for the sale of excess capacity and/or energy available above MCV's internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' ability to perform its obligations under the PPA. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



     For the three months ended March 31, 2003, the Facility achieved a Thermal Percentage of 21.4% and an Efficiency Percentage of 47.7%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2003 and beyond, as well as the PURPA ownership limitations.

     The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The extent of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted. Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV and Consumers agreed to reduce the dispatch level of the Facility, from time to time. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. For the three months ended March 31, 2003 and March 31, 2002, MCV estimates that these electric dispatch reduction transactions resulted in net savings of approximately $2.2 million and $.2 million, respectively, a portion of which will be realized in reduced maintenance expenditures in future years. MCV anticipates entering into similar transactions in the future to mitigate the impact of high market gas prices, if circumstances warrant such use.

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

     In 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. In 2001, the United States Court of Appeals ("Appellate Court") vacated the U.S. District Court's 1999 summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties' dispute is hypothetical at this time and the QFs' (including MCV) claims are premised on speculation about how an order might be interpreted by the MPSC, in the future.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(2)  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. The majority of MCV's short-term investments, which are made up of investment securities held-to-maturity, as of March 31, 2003 and December 31, 2002, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 5 makes it unnecessary to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation, since Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" does not require fair value accounting for the lease obligation.

     Accounting for Derivative Instruments and Hedging Activities

     Effective January 1, 2001, MCV adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 and then amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An amendment of FASB Statement No. 133" (collectively referred to as "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

       Forward Foreign Exchange Contracts
       An amended service agreement was entered into between MCV and Alstom Power Company ("Alstom") (the "Amended Service Agreement"), under which Alstom will provide hot gas path parts for MCV's twelve gas turbines. The payments due to Alstom under the Amended Service Agreement are adjusted annually based on the U.S. dollar to Swiss franc currency exchange rate.

       To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under the Amended Service Agreement, MCV maintains a foreign currency hedging program. Under this program, MCV periodically enters into forward purchase contracts for Swiss francs. Under SFAS No. 133, the forward foreign currency exchange contracts qualify as fair value hedges, since they hedge the identifiable foreign currency commitment of the Amended Service Agreement. The gains and losses on these forward contracts, as well as the change in value of the firm commitment, are to be recognized currently in earnings. Since the currency, notional amounts and maturity dates on the hedged transactions and forward contracts essentially match, an immaterial earnings impact on an ongoing basis is expected. The final gains and losses on these transactions, accounted for as hedges, are included in the measurement of the underlying capitalized major renewal costs when incurred. As of March 31, 2003, MCV did not have any such transactions outstanding. During the first quarter of 2002, MCV had a forward purchase contract involving

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



       Swiss francs in the notional amount of $5.0 million. This hedge was considered highly effective, therefore, there was no material gain or loss recognized in earnings during the three months ended March 31, 2002.

       Natural Gas Supply Contracts
       MCV management believes that its long-term natural gas contracts, which do not contain volume optionality, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet.

       The FASB issued DIG Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long-term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. During the fourth quarter of 2002, MCV removed the option component from three of the nine long-term gas contracts, which should reduce the earnings volatility. MCV expects future earnings volatility on the six remaining long-term contracts that contain volume optionality, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of approximately four years for these gas contracts.

       For the three months ended March 31, 2003, MCV recorded in "Fuel costs" a $10.3 million net mark-to-market gain in earnings associated with these contracts. In addition, as of March 31, 2003 and December 31, 2002, MCV recorded "Derivative assets" in Current Assets in the amount of $61.1 million and $48.9 million, respectively, and for the same periods recorded "Derivative assets" in Other Assets in the amount of $29.1 million and $31.0 million, respectively, representing the mark-to-market gain on these long-term natural gas contracts.

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

       Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



       margin requirements as of March 31, 2003 were recorded in two pieces, as a current liability in "Accounts payable and accrued liabilities" in the amount of $19.3 million and as of March 31, 2003 and December 31, 2002 as a current asset in "Broker margin accounts and prepaid expenses," in the amount of $2.8 million and $.8 million, respectively.

       For the three months ended March 31, 2003, MCV has recognized in other comprehensive income, an unrealized $9.2 million increase on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $35.5 million gain balance in other comprehensive income as of March 31, 2003. This balance represents natural gas futures and options with maturities ranging from April 2003 to December 2005, of which $26.3 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of March 31, 2003, a $31.4 million derivative asset in "Derivative assets," representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the three months ended March 31, 2003, MCV has recorded a net $12.2 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $.8 million loss in earnings from cost mitigation activities.

       For the three months ended March 31, 2002, MCV recognized an unrealized $21.4 million increase in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, resulting in a $2.9 million loss in other comprehensive income as of March 31, 2002. As of March 31, 2002, the outstanding derivative liability in "Accounts payable and accrued liabilities" was $1.9 million. For the three months ended March 31, 2002, MCV had recorded a net $5.5 million loss in earnings from hedging activities related to MCV natural gas requirements for Facility operations. In addition, for the three months ended March 31, 2002, MCV has recorded a net $.1 million gain in earnings from cost mitigation activities.

       Interest Rate Swaps
       To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV's anticipated cash investments, without physically exchanging the underlying notional amounts. Cash is deposited with the broker in a margin account at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin account balance at December 31, 2002, of approximately $25,000, which was recorded as a current asset in "Broker margin accounts and prepaid expenses," was returned to MCV during the month of January 2003 since MCV currently does not have any outstanding interest rate swap transactions.

       As of March 31, 2002, MCV had one interest rate swap, with a notional amount of $20.0 million with a period of performance that extended to December 1, 2002, which did not qualify as a hedge under SFAS No. 133. The gains and losses on this swap were recorded currently in earnings. For the three months ended March 31, 2002, MCV recorded an immaterial loss in earnings.


(3)  NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This is done by capitalizing the estimated asset retirement cost which will then be depreciated over the life of the asset. This standard is effective for fiscal years beginning after June 15, 2002. On January 1, 2003, MCV adopted SFAS No. 143, which has had an immaterial impact on MCV's financial position, since there were no material asset retirement obligations required to be accrued under this standard.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This SFAS amends SFAS No. 133 for decisions made (1) as part of the Derivative Implementations Group process that effectively required amendments to SFAS No. 133, (2) for other Financial Accounting Standards Board projects dealing with financial instruments and (3) for implementation issues raised in relation to the application of this definition of a derivative. The changes in this SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, which will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This standard is effective for contracts entered into or modified after June 30, 2003, with some exceptions. MCV is currently studying the impact of SFAS No. 149, however, MCV does not expect the application of this standard to materially affect its financial position or results of operations.


(4)  GAS TURBINE SERVICE AGREEMENT

     Under the Amended Service Agreement, Alstom sells MCV spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. The Amended Service Agreement, commenced on January 1, 1990, and will expire upon the earlier of the completion of the ninth series of major GTG inspections or December 31, 2009. Effective December 31, 2002, MCV has signed a new maintenance service and parts agreement with General Electric International Inc. ("GEII") ("GEII Agreement"). GEII will provide maintenance services and hot gas path parts for MCV's twelve GTGs under terms and conditions similar to the Amended Service Agreement. The GEII Agreement is expected to replace the Amended Service Agreement during the first half of 2004, but in no event later than January 1, 2005. Should the Amended Service Agreement be terminated, at that time, MCV would be expected to pay approximately $5.8 million to Alstom in cancellation payments and Alstom is expected to provide MCV with one set of hot gas path spare parts. At this time, MCV has not recognized these obligations in its financial statements.


(5)  RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY

     Non-current restricted investment securities held-to-maturity consist of the following as of (in thousands):

                                                                        March 31,          December 31,
                                                                          2003                2002
                                                                     ---------------     ---------------
     Non-current:
     -----------
     Funds restricted for rental payments pursuant to the Overall
       Lease Transaction                                             $       137,847     $       136,554

     Funds restricted for management non-qualified plans                       2,364               2,147
                                                                     ---------------     ---------------

     Total                                                           $       140,211     $       138,701
                                                                     ===============     ===============

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                                    March 31,            December 31,
                                                                       2003                 2002
                                                                 ---------------       ---------------
     Accounts payable
      Related parties                                            $        10,324       $        12,224
      Trade creditors                                                     50,502                27,935
     Property and single business taxes                                   30,510                14,842
     Other                                                                 2,545                 3,079
                                                                 ---------------       ---------------

     Total                                                       $        93,881       $        58,080
                                                                 ===============       ===============


(7)  GAS SUPPLIER FUNDS ON DEPOSIT

     Pursuant to individual gas contract terms with counterparties, deposit amounts may be required by one party to the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will be posted by one party to the other based on the net amount of the exposure. Interest is earned on funds on deposit. As of March 31, 2003, $57.6 million in current liabilities "Gas supplier funds on deposit" represents funds on deposit from El Paso Corporation ("El Paso"), a related party.


(8)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):

                                                                           March 31,            December 31,
                                                                             2003                   2002
                                                                        ---------------       ---------------
     Financing obligation, maturing through 2015, payable in
     semi-annual installments of principal and interest, secured by
     property, plant and equipment                                      $     1,247,149       $     1,247,149

     Less current portion                                                       (93,928)              (93,928)
                                                                        ---------------       ---------------

     Total long-term debt                                               $     1,153,221       $     1,153,221
                                                                        ===============       ===============

     Financing Obligation

     In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements ("Overall Lease Transaction") with a lessor group, related to substantially all of MCV's fixed assets. Proceeds of the financing were used to retire borrowings outstanding under existing loan commitments, make a capital distribution to the partners of MCV and retire a portion of the notes issued by MCV to MEC Development Corporation ("MDC") in connection with the transfer of certain assets by MDC to MCV. In accordance with SFAS No. 98, "Accounting For Leases," the Overall Lease Transaction has been accounted for as a financing arrangement.

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

     Interest and fees incurred related to long-term debt arrangements during the three months ended March 31, 2003 and 2002 were $29.0 million and $30.5 million, respectively. Interest and fees paid for the three months ended March 31, 2003 and 2002 were $29.2 million and $60.4 million, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




(9)  PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at March 31, 2003, and the nature and amount of related party transactions or agreements that existed with MCV's partners or affiliates as of March 31, 2003 and 2002, and for each of the three month periods ended March 31 (in thousands).

 Beneficial Owner, Equity Partner,
       Type of Partner and                Equity
     Nature of Related Party              Interest  Interest    Party Transactions and Agreements                  2003        2002
------------------------------------------------------------------------------------------------------------------------------------
CMS Energy Company
------------------
CMS Midland, Inc.                         $376,466     49.0%    Power purchase agreements                      $134,240    $141,563
                                          ========   =======
 General Partner; wholly-owned                                  Purchases under gas transportation agreements     5,822       5,884
 subsidiary of Consumers Energy                                 Purchases under spot gas agreements                  79       2,142
 Company                                                        Purchases under gas supply agreements             2,330          --
                                                                Gas storage agreement                               641         641
                                                                Land lease/easement agreements                      150         150
                                                                Accounts receivable                              44,616      50,246
                                                                Accounts payable                                  3,751       4,609
                                                                Sales under spot gas agreements                   3,051         974
El Paso Corporation
-------------------
Source Midland Limited Partnership        $133,843     18.1%    Purchase under gas transportation agreements      3,177       3,279
  ("SMLP") General Partner; owned by                            Purchases under spot gas agreement                  129       4,086
   subsidiaries of El Paso Corporation                          Purchases under gas supply agreement             13,552      10,965
                                                                Gas agency agreement                                 61         211
                                                                Accounts receivable                                  --       1,556
                                                                Accounts payable                                  5,505       6,360
                                                                Gas supplier funds on deposit (1)                57,627          --
                                                                Sales under spot gas agreements                   3,474       3,766
                                                                Partner cash withdrawal (including accrued
                                                                interest) (2)                                        --      57,423

El Paso Midland, Inc. ("El Paso Midland")   80,306     10.9     See related party activity listed under SMLP
General Partner; wholly-owned subsidiary
  of El Paso Corporation

MEI Limited Partnership ("MEI")                                 See related party activity listed under SMLP.
  A General and Limited Partner; 50%
  interest owned by El Paso Midland, Inc.
  and 50% interest owned by SMLP
      General Partnership Interest          66,925      9.1
      Limited Partnership Interest           6,691       .9

Micogen Limited Partnership                 33,459      4.5     See related party activity listed under SMLP.
 ("MLP") Limited Partner, owned
 subsidiaries of El Paso Corporation
                                          --------   -------

     Total El Paso Corporation            $321,224     43.5%
                                          ========   =======

The Dow Chemical Company
------------------------
The Dow Chemical Company                  $ 70,609      7.5%    Steam and electric power agreement                9,910       6,421
                                          ========   =======
 Limited Partner                                                Steam purchase agreement - Dow Corning Corp
                                                                (affiliate)                                       1,269       1,183
                                                                Purchases under demineralized water supply
                                                                agreement                                         1,909       1,832
                                                                Accounts receivable                               3,155       3,241
                                                                Accounts payable                                  1,068         989
                                                                Standby and backup fees                             185         179
                                                                Sales of gas under tolling agreement                 --       1,934
                                                                Partner cash withdrawal (including accrued
                                                                interest) (2)                                        --       9,405
Alanna Corporation
------------------
Alanna Corporation                        $  1 (3)   .00001%    Note receivable                                       1           1
                                          ========   =======
  Limited Partner; wholly-owned
  subsidiary of Alanna Holdings
  Corporation

TOTAL PARTNERS' EQUITY                    $768,300    100.0%
                                          ========   =======

Footnotes to Partners' Equity and Related Party Transactions

(1) Reflects cash collateral paid to MCV based on the net amount of exposure on MCV's natural gas contracts with El Paso.
(2) A letter of credit was issued and recorded as a note receivable. For El Paso Midland, this amount included their share of cash available, as well as, cash available to MEI, MLP and SMLP.
(3) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

       Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP


This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2002 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

                                                                         Three Months Ended
                                                                              March 31,
                                                                    ---------------------------
                                                                       2003             2002
                                                                    ----------       ----------
Operating Revenues                                                  $  153,169       $  149,369
Capacity Revenue                                                    $   99,543       $   99,544
    PPA Contract Capacity (MW)                                           1,240            1,240
    Billed PPA Availability                                              98.5%            98.5%

Electric Revenue                                                    $   48,043       $   45,940
    PPA Delivery as a Percentage of Contract Capacity (1)                79.3%            78.5%
    PPA, SEPA and Other Electric Deliveries (MWh)                    2,254,127        2,229,649
    Average PPA Variable Energy Rate ($/MWh)                        $    15.78       $    15.95
    Average PPA Fixed Energy Rate ($/MWh)                           $     3.89       $     3.89

Steam Revenue                                                       $    5,583       $    3,885
    Steam Deliveries (Mlbs)                                          1,750,100        1,620,160

(1) Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity.


Comparison of the Three Months ended March 31, 2003 and 2002:

Overview:

For the first quarter of 2003, MCV recorded net income of $24.8 million, which includes a $10.3 million mark-to-market gain. The gain is the result of long term gas contracts that began being marked-to-market on April 1, 2002, as required by SFAS No. 133. MCV's recorded net income, without the effects of the accounting change, was $14.5 million as compared to net income of $11.2 million for the first quarter of 2002. The earnings increase, for the first quarter of 2003 compared to 2002, was primarily due to lower interest expense on MCV's financing arrangements, lower natural gas costs and higher electric and steam revenues due to Dow's election to cease natural gas tolling.

Operating Revenues:

For the first quarter of 2003, MCV's operating revenues increased $3.8 million from the first quarter of 2002. This increase is due primarily to higher energy rates under the SEPA with Dow, resulting from Dow's election to cease natural gas tolling.

Operating Expenses:

For the first quarter of 2003, MCV's operating expenses were $100.4 million, which includes $59.9 million of fuel costs, including a $10.3 million quarterly mark-to-market gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 16.5 bcf of natural gas, and a net 3.9 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 20.4 bcf. The average commodity cost of fuel for the first quarter of 2003 was $2.94 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the first quarter of 2002, MCV's operating expenses were $109.0 million, which includes $70.5 million of fuel costs. During this period, MCV purchased approximately 18.3 bcf of natural gas, and a net 1.0 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 20.1 bcf of which .8 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first quarter of 2002 was $3.10 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the first quarter of 2003 compared to 2002 decreased by $.3 million, excluding the $10.3 million quarterly mark-to-market gain on the long-term natural gas contracts. This fuel cost decrease was due to increased profits associated with electric dispatch reduction transactions entered into with Consumers, lower long-term natural gas rates due to the commencement of several new contracts with favorable pricing terms and lower natural gas hedged prices of market priced gas. This decrease was partially offset by a higher gas usage resulting from Dow's election to cease tolling gas and due to a slight increase in the electric dispatch.

For the first quarter of 2003, operating expenses other than fuel costs increased $2.0 million from the first quarter of 2002, primarily resulting from increased property taxes expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense):

For the first quarter of 2003 compared to 2002, interest and other income decreased $.4 million compared to 2002, primarily resulting from lower interest rates on MCV's invested cash. The decrease in interest expense for the first quarter of 2003 compared to 2002 of $1.5 million is due to a lower principal balance on MCV's financing obligation.

Liquidity and Capital Resources

During the three months ended March 31, 2003 and 2002, net cash generated by MCV's operations was $122.0 million and $11.1 million, respectively. Included in MCV's net cash generated as of March 31, 2003 is $76.9 million of cash collateral paid to MCV, based upon the net amount of exposure on MCV's long term natural gas contracts with El Paso and MCV's natural gas futures. This collateral balance will vary as the calculated net exposure between the company's changes. The primary use of net cash was for the payment of principal on the financing obligation required under the Overall Lease Transaction and capital expenditures. MCV's cash and cash equivalents have a normal cycle of collecting six months of revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next twelve years. During 2003 and 2002, MCV paid financing obligation requirements of $29.2 million and $125.6 million, respectively, as required under the Overall Lease Transaction.

MCV also has a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers' credit rating. The Working Capital Facility term currently expires on August 29, 2003. MCV did not utilize the Working Capital Facility during the first three months of 2003 and as of March 31, 2003, MCV had no outstanding borrowings or letters of credit. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur.

For the foreseeable future, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven future scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls. These cash flow shortfalls are anticipated to be replenished annually. If necessary, MCV could fund any ongoing operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of March 31, 2003, there were approximately $413.7 million of cash reserves, of which $137.8 million had been reserved for the debt portion of the financing obligation.

Disclosure about Contractual Obligations

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of March 31, 2003, MCV has the following contractual financial obligations and commitments:

                               Contractual Obligations (In Millions)
                               ------------------------------------------------------------------------------------
                                 Total       2003(4)       2004         2005        2006       2007      Thereafter
                               ------------------------------------------------------------------------------------
Long term Debt (1)             $  1,943.8  $   179.7    $   242.8    $   174.4   $   156.0   $  150.9  $    1,040.0
                               ====================================================================================

Unconditional Purchase
    Obligations (2)            $  2,705.9  $   183.7    $   281.6    $   339.2   $   342.9      327.2  $    1,231.3
Other Long term
    Obligations (3)                 235.6       21.0         20.1         16.0        16.3       16.6         145.6
                               ------------------------------------------------------------------------------------
Total Contractual Cash
    Obligations                $  2,941.5  $   204.7    $   301.7    $   355.2   $   359.2   $  343.8  $    1,376.9
                               ====================================================================================

(1)  Represents expected cash payments, including interest.
(2) Represents estimated minimum commitments under current long term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.
(3) Represents the cost of current Facility maintenance service agreements and spare parts.
(4)  Represents obligations from April to December 2003.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, FERC and the MPSC) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation and construction of plant facilities including natural gas pipeline and storage facilities, Consumers' ability to perform its obligations under the PPA and present or prospective wholesale and retail competition, among other factors. The business and profitability of MCV is also influenced by other factors such as pricing and transportation of natural gas, changes in accounting standards (such as accounting for derivative instruments and hedging activities) and environmental legislation/regulation. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Results of operations are largely dependent on successfully operating the Facility at or near contractual capacity levels, the availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation and cost of maintenance of the Facility's QF status.

Operating Outlook. During the first three months of 2003, approximately 65.0% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 99.7% for the first three months of 2003, 98.8% for 2002 and 99.5% for 2001. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas, rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. In addition, the extent to which the Facility is dispatched by Consumers can exacerbate the divergence between variable revenues and costs of production. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. Currently, MCV continues to purchase the majority of its natural gas requirements under long term fixed price gas contracts, with a smaller portion of gas purchased under long term market priced contracts and on the spot market. MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. As of March 31, 2003, MCV has entered into natural gas purchase and hedging arrangements with respect to most of its 2003 expected gas needs not provided for under its long term fixed price gas contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices for 2003, although high gas prices for an extended period of time could adversely affect operating results.

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources available to Consumers, resulting in an average dispatch of approximately 80% from April 1998 through March 2003. Previously, the Facility was being dispatched on an uneconomic basis (relative to the cost of other energy resources) under the terms of the 915 MW Settlement and the 325 MW Settlement, averaging approximately 90% annual dispatch. In April 2003, Consumers informed MCV that effective January 1, 2004, Consumers expects to return to dispatching the Facility on an uneconomic basis pursuant to the Settlements. If such an event were to occur, such uneconomic dispatch could negatively affect MCV's financial performance by approximately $25 million per year, based upon projected spot gas prices of approximately $4.75/MMBtu. MCV is in discussions with Consumers regarding means to minimize the potential impact of high dispatch, but cannot predict whether those discussions will be successful or whether state regulatory approval, if required, can be obtained.

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

In MCV's federal court challenge to the Restructuring Orders, the U.S. District Court granted summary judgment to MCV declaring, among other things, that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or "stranded costs") to be paid to MCV under PURPA pursuant to the PPA. In June 2001, the United States Court of Appeals ("Appellate Court") vacated the U.S. District Court's summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties' dispute is hypothetical at this time and the QFs (including MCV) claims are premised on speculation about how an order might be interpreted in the year 2007 or beyond by the MPSC.

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities that FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In July 2001, FERC issued a Notice of Proposed Rulemaking to establish a standard market design ("SMD") in order to remedy remaining undue discrimination in transmission and wholesale energy markets. The SMD requires all FERC jurisdictional transmission providers to transfer control of their transmission facilities to an independent transmission provider. The independent transmission provider will provide transmission service under a standardized tariff and administer market based wholesale energy markets for day-ahead and real-time sales. The SMD proposal has drawn strong criticism from certain State regulators in the Pacific northwest and southeast, which are asking Congress to block the proposal. This criticism has had the effect of delaying issuance of a final SMD rule. In addition, apart from the SMD proceeding, the Midwest Independent System Operator ("Midwest ISO") has committed to FERC to implement in December 2003 a day-ahead and real-time energy market similar to that proposed in the SMD proceeding. The Midwest ISO provides transmission service in most parts of the Midwest, including Michigan. The SMD could impact MCV in selling electricity in the wholesale market. MCV management cannot predict the outcome of the NOPR or the impact the rulemaking may have on MCV's business, if any, at this time.

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

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. During the first three months of 2003, the Facility achieved an Efficiency Percentage of 47.7% and a Thermal Percentage of 21.4%.

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

Electric Industry Restructuring. As stated above, at both the state and federal level, efforts continue to restructure the electric industry. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying Consumers recovery of above-market PPA costs, MCV's cash flows may be negatively impacted, especially in the period after 2007. Over 90% of MCV's revenues come from sales pursuant to the PPA. MCV continues to monitor and participate in these matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. Any future adjustment to property, plant and equipment, if required, would result in a one-time negative earnings impact. At this time, MCV management cannot predict the outcome of these matters or the magnitude of any possible adjustment.

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

The FASB issued Derivative Implementation Group ("DIG") Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. During the fourth quarter of 2002, MCV removed the option component from three of the nine long term gas contracts discussed above, which should reduce the earnings volatility. MCV expects future earnings volatility on the six remaining long term gas contracts that contain volume optionality, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of approximately five years for these gas contracts. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. MCV then recorded an additional mark-to-market gain of $21.8 million for the period April-December 2002 and $10.3 million for the first three months of 2003 associated with these contracts.

Property Tax Appeals. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV's 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2003 at the Michigan Tax Tribunal. A trial was held for tax years 1997 -- 2000 and for the appeals for tax years 2001-2003 are being held in abeyance pending the resolution of the aforesaid trial. MCV is seeking a reduction of its annual property taxes on the basis that the City of Midland has over assessed the property's taxable value for ad valorem property tax purposes. If MCV is successful in lowering its taxable value for these years, a one-time favorable earnings adjustment would be recorded. In addition, future property tax expense would be reduced. At this time, MCV Management cannot predict the outcome of the trial and these appeals.


       Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to MCV's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Part I, Item 1, "Condensed Notes to Unaudited Consolidated Financial Statements - Note 2, Risk Management Activities and Derivative Transactions and Note 5, Long Term Debt".

Interest Rate Risk. In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements ("Overall Lease Transaction") with a lessor group, related to substantially all of MCV's fixed assets. In accordance with SFAS No. 98, "Accounting For Leases," the Overall Lease Transaction has been accounted for as a financing arrangement. Under the terms of the Overall Lease Transaction, MCV sold undivided interests in all of the fixed assets of the Facility for approximately $2.3 billion, to the Owner Trusts established for the benefit of the Owner Participants. The financing arrangement, entered into for a basic term of 25 years, maturing in 2015, has an effective interest rate of approximately 9.4%, payable in semi-annual installments of principal and interest. Due to the unique nature of the negotiated financing obligation it is unnecessary to estimate the fair value of the Owner Participants' underlying debt and equity instruments supporting this financing obligation, since SFAS No. 107 "Disclosure about Fair Value of Financial Instruments" does not require fair value accounting for the lease obligation.

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of March 31, 2003, have original maturity dates of approximately one year or less.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates as of March 31, 2003. The interest rate reflects the fixed effective rate of interest of the financing arrangement:

                                                         Expected Maturity In
                               ------------------------------------------------------------------------
                                                                                                              Fair
                               2003       2004      2005      2006       2007      Thereafter     Total      Value
                               ----       ----      ----      ----       ----      ----------     -----      -----
Debt:
----
Long term Debt Fixed
Rate (in millions)            $179.7     $242.8    $174.4    $156.0     $150.9       $1,040.0    $1,943.8      N/A
     Avg. Interest Rate         9.4%       9.4%      9.4%      9.4%       9.4%           9.4%        9.4%

Commodity Risk. MCV enters into natural gas futures and option contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are utilized principally to secure anticipated natural gas requirements necessary for projected electric sales and to lock in sales prices of natural gas previously obtained in order to optimize MCV's existing gas supply, storage and transportation arrangements.

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from May 2003 to December 2005. The table presents the carrying amounts and fair values at March 31, 2003:

                                                             Expected Maturity in 2003/2005             Fair Value
                                                             ------------------------------             ----------
Futures Contracts:
-----------------
Contract Volumes (10,000 MMBtu) Long/Buy                                  3,685                                --
Contract Volumes (10,000 MMBtu) Sell/Short                                    6                                --
Weighted Average Price Long (per MMBtu)                                $  3.929                          $  4.793
Weighted Average Price Short (per MMBtu)                               $  5.077                          $  5.075
Contract Amount ($US in Millions)                                      $  144.5                          $  176.3

Foreign Currency Risk. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the amended Service Agreement with Alstom. The gains and losses on these transactions, accounted for as hedges, are included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts entered into by MCV have maturity dates of less than one year. As of March 31, 2003, MCV did not have any such transactions outstanding.

See Part I, Item 1, "Condensed Notes to Unaudited Consolidated Financial Statements -- Note 1" for a further discussion of associated risks and contingencies.


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

                           PART II. OTHER INFORMATION


                            Item 1. Legal Proceedings

The discussion below is limited to an update of events or developments that have occurred in various judicial and administrative proceedings since March 25, 2003. A complete summary of all outstanding legal proceedings is set forth in MCV's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 26, 2003.

Property Tax Appeals

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV's 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2003 at the Michigan Tax Tribunal. A trial was held for tax years 1997 -- 2000 and for the appeals for tax years 2001-2003 are being held in abeyance pending the resolution of the aforesaid trial. MCV is seeking a reduction of its annual property taxes on the basis that the City of Midland has over assessed the property's taxable value for ad valorem property tax purposes. MCV management cannot predict the outcome of these proceedings.


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

     Current report dated April 23, 2003 containing Item 9, "Disclosure of Results of Operations and Financial Condition," reporting MCV's 2003 first quarter earnings results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              MIDLAND COGENERATION VENTURE
                                                  LIMITED PARTNERSHIP
                                                      (Registrant)


Dated:    May 14, 2003                     /s/ James M. Kevra
        -----------------------           --------------------------------------
                                                      James M. Kevra
                                           President and Chief Executive Officer


Dated:    May 14, 2003                     /s/ James M. Rajewski
        -----------------------           --------------------------------------
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

Date: May 14, 2003



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

Date: May 14, 2003



 /s/ James M. Rajewski
---------------------------------------
James M. Rajewski
Chief Financial Officer, Vice President
and Controller

                               10-Q EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002