Form 10-Q
period 2003-06-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2003-08-13
CIK 869905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended June 30, 2003


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    -----------------------


Commission File Number: (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    MICHIGAN                                    38-2726166
----------------------------------------------          ------------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

      100 PROGRESS PLACE, MIDLAND, MICHIGAN                       48640
----------------------------------------------          ------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:           (989) 839-6000
                                                        ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes      No  X
                                                    ----    ---

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION                                           Page

Item 1.     Consolidated Financial Statements (Unaudited).....................2
            Consolidated Balance Sheets ......................................2
            Consolidated Statements of Operations ............................3
            Consolidated Statements of Partners' Equity.......................4
            Consolidated Statements of Cash Flows.............................5
            Condensed Notes to Unaudited Consolidated Financial Statements....6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk ......23

Item 4.     Controls and Procedures..........................................24


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings................................................25

Item 6.     Exhibits and Reports on Form 8-K.................................25

            Signatures.......................................................26

            Certifications...................................................27

                          PART I. FINANCIAL INFORMATION
              Item 1. Consolidated Financial Statements (Unaudited)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)


                                                                            June 30,
                                                                              2003               December 31,
ASSETS                                                                     (Unaudited)               2002
------                                                                     -----------           ------------

CURRENT ASSETS:
   Cash and cash equivalents                                               $   340,136           $   160,425
   Accounts and notes receivable -- related parties                             41,349                48,448
   Accounts receivable                                                          39,297                32,479
   Gas inventory                                                                21,378                19,566
   Unamortized property taxes                                                   33,345                18,355
   Derivative assets                                                           103,792                73,819
   Broker margin accounts and prepaid expenses                                   2,318                 3,323
                                                                           -----------           -----------
     Total current assets                                                      581,615               356,415
                                                                           -----------           -----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                             2,456,856             2,449,148
   Pipeline                                                                     21,432                21,432
                                                                           -----------           -----------
     Total property, plant and equipment                                     2,478,288             2,470,580
   Accumulated depreciation                                                   (955,069)             (920,614)
                                                                           -----------           -----------
     Net property, plant and equipment                                       1,523,219             1,549,966
                                                                           -----------           -----------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                           140,583               138,701
   Derivative assets non-current                                                39,198                31,037
   Deferred financing costs, net of accumulated amortization of
        $16,643 and $15,930, respectively                                        8,322                 9,035
   Prepaid gas costs, spare parts deposit, materials and supplies               24,509                12,919
                                                                           -----------           -----------
     Total other assets                                                        212,612               191,692
                                                                           -----------           -----------

TOTAL ASSETS                                                               $ 2,317,446           $ 2,098,073
                                                                           ===========           ===========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                $    79,381           $    58,080
   Gas supplier funds on deposit                                                99,863                    --
   Interest payable                                                             85,778                56,386
   Current portion of long-term debt                                            93,928                93,928
                                                                           -----------           -----------
     Total current liabilities                                                 358,950               208,394
                                                                           -----------           -----------

NON-CURRENT LIABILITIES:
   Long-term debt                                                            1,153,221             1,153,221
   Other                                                                         2,368                 2,148
                                                                           -----------           -----------
     Total non-current liabilities                                           1,155,589             1,155,369
                                                                           -----------           -----------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES                                                            1,514,539             1,363,763
                                                                           -----------           -----------

PARTNERS' EQUITY                                                               802,907               734,310
                                                                           -----------           -----------




TOTAL LIABILITIES AND PARTNERS' EQUITY                                     $ 2,317,446           $ 2,098,073
                                                                           ===========           ===========



   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)





                                                              Three Months Ended                 Six Months Ended
                                                                    June 30,                           June 30,
                                                          --------------------------        --------------------------
                                                             2003             2002             2003              2002
                                                          ---------        ---------        ---------        ---------
OPERATING REVENUES:
   Capacity                                               $ 100,834        $ 100,938        $ 200,377        $ 200,482
   Electric                                                  37,266           41,383           85,309           87,323
   Steam                                                      3,913            3,137            9,496            7,022
                                                          ---------        ---------        ---------        ---------

     Total operating revenues                               142,013          145,458          295,182          294,827
                                                          ---------        ---------        ---------        ---------

OPERATING EXPENSES:
   Fuel costs                                                44,803           50,666          104,740          121,147
   Depreciation                                              22,420           22,227           44,600           44,325
   Operations                                                 4,051            3,858            8,652            7,999
   Maintenance                                                3,193            3,134            6,704            6,675
   Property and single business taxes                         7,442            6,684           14,951           13,369
   Administrative, selling and general                        2,101            1,932            4,764            3,999
                                                          ---------        ---------        ---------        ---------

     Total operating expenses                                84,010           88,501          184,411          197,514
                                                          ---------        ---------        ---------        ---------

OPERATING INCOME                                             58,003           56,957          110,771           97,313
                                                          ---------        ---------        ---------        ---------

OTHER INCOME (EXPENSE):
   Interest and other income                                  1,602            1,561            2,971            3,341
   Interest expense                                         (30,041)         (31,614)         (59,426)         (62,543)
                                                          ---------        ---------        ---------        ---------

     Total other income (expense), net                      (28,439)         (30,053)         (56,455)         (59,202)
                                                          ---------        ---------        ---------        ---------

NET INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                29,564           26,904           54,316           38,111

Cumulative effect of change in method of accounting
   for derivative option contracts
   (to April 1, 2002)                                            --           58,131               --           58,131
                                                          ---------        ---------        ---------        ---------

NET INCOME                                                $  29,564        $  85,035        $  54,316        $  96,242
                                                          =========        =========        =========        =========


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)



                                                                           Three Months Ended
                                                                                June 30,
                                                -------------------------------------------------------------------------
                                                                2003                                   2002
                                                -------------------------------------     -------------------------------
                                                General       Limited                     General     Limited
                                                Partners      Partners        Total       Partners    Partners     Total
                                                ---------     ---------     ---------     --------    -------    --------

BALANCE, BEGINNING OF PERIOD                    $ 657,540     $ 110,760     $ 768,300     $497,350    $86,958    $584,308

Comprehensive Income:

  Net income                                       25,739         3,825        29,564       74,034     11,001      85,035

  Other Comprehensive Income:
     Unrealized gain on hedging activities
       since beginning of period                   15,815         2,349        18,164        3,410        506       3,916
     Reclassification adjustments
       recognized in net income above             (11,424)       (1,697)      (13,121)       2,807        417       3,224
                                                ---------     ---------     ---------     --------    -------    --------

     Total other comprehensive income change        4,391           652         5,043        6,217        923       7,140

Total Comprehensive Income                         30,130         4,477        34,607       80,251     11,924      92,175
                                                ---------     ---------     ---------     --------    -------    --------

BALANCE, END OF PERIOD                          $ 687,670     $ 115,237     $ 802,907     $577,601    $98,882    $676,483
                                                =========     =========     =========     ========    =======    ========



                                                                            Six Months Ended
                                                                                June 30,
                                                -------------------------------------------------------------------------
                                                                2003                                   2002
                                                -------------------------------------     -------------------------------
                                                General       Limited                     General     Limited
                                                Partners      Partners        Total       Partners    Partners     Total
                                                ---------     ---------     ---------     --------    -------    --------

BALANCE, BEGINNING OF PERIOD                    $ 627,947     $ 106,363     $ 734,310     $468,972    $82,740    $551,712

Comprehensive Income:

  Net income                                       47,289         7,027        54,316       83,791     12,451      96,242

  Other Comprehensive Income:
     Unrealized gain on hedging activities
       since beginning of period                   34,724         5,159        39,883       16,899      2,511      19,410
     Reclassification adjustments
       recognized in net income above             (22,290)       (3,312)      (25,602)       7,939      1,180       9,119
                                                ---------     ---------     ---------     --------    -------    --------
     Total other comprehensive income change       12,434         1,847        14,281       24,838      3,691      28,529

Total Comprehensive Income                         59,723         8,874        68,597      108,629     16,142     124,771
                                                ---------     ---------     ---------     --------    -------    --------

BALANCE, END OF PERIOD                          $ 687,670     $ 115,237     $ 802,907     $577,601    $98,882    $676,483
                                                =========     =========     =========     ========    =======    ========


   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                             ------------------------
                                                                                2003           2002
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  54,316      $  96,242

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                45,313         45,093
   Cumulative effect of change in accounting principle                              --        (58,131)
   Cash released from restriction                                                   --            787
   Decrease in accounts and notes receivable                                       281         53,206
   (Increase) decrease in gas inventory                                         (1,812)         1,074
   Increase in unamortized property taxes                                      (14,990)       (13,566)
   Decrease in broker margin accounts and prepaid expenses                       1,005         23,876
   Increase in derivative assets                                               (23,853)       (16,935)
   (Increase) decrease in prepaid gas costs, materials and supplies            (11,590)           947
   Increase in accounts payable and accrued liabilities                         21,301         20,293
   Increase in gas supplier funds on deposit                                    99,863             --
   Increase in interest payable                                                 29,392          1,335
   Increase in other non-current liabilities                                       220            239
                                                                             ---------      ---------

     Net cash provided by operating activities                                 199,446        154,460
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant equipment                        (17,853)       (15,772)
                                                                             ---------      ---------

     Net cash used in investing activities                                     (17,853)       (15,772)
                                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                                --        (65,240)
   Maturity of restricted investment securities held-to-maturity               205,100        205,034
   Purchase of restricted investment securities held-to-maturity              (206,982)      (205,001)
                                                                             ---------      ---------

     Net cash used in financing activities                                      (1,882)       (65,207)
                                                                             ---------      ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                      179,711         73,481


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               160,425        140,630
                                                                             ---------      ---------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 340,136      $ 214,111
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

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the six months ended June 30, 2003, the Facility achieved a Thermal Percentage of 21.3% and an Efficiency

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



     Percentage of 47.5%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal and the corresponding Efficiency Percentages in 2003 and beyond, as well as the PURPA ownership limitations.

     The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The extent of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted. Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV and Consumers agreed to reduce the dispatch level of the Facility, from time to time. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. For the six months ended June 30, 2003 and June 30, 2002, MCV estimates that these electric dispatch reduction transactions resulted in net savings of approximately $5.7 million and $.9 million, respectively, a portion of which will be realized in reduced maintenance expenditures in future years. MCV anticipates entering into similar transactions in the future to mitigate the impact of high market gas prices, if circumstances warrant such use.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



(2)  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. The majority of MCV's short-term investments, which are made up of investment securities held-to-maturity, as of June 30, 2003 and December 31, 2002, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 8 makes it unnecessary to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation, since Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" does not require fair value accounting for the lease obligation.

     Accounting for Derivative Instruments and Hedging Activities

     Effective January 1, 2001, MCV adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 and then amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An amendment of FASB Statement No. 133" and SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activity (collectively referred to as "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

       Electric Sales Agreements
       MCV believes that its electric sales agreements currently do not qualify as derivatives under SFAS No. 133, due to the lack of an active energy market in the State of Michigan, as defined by SFAS No. 133, and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio and as such does not record the fair value of these contracts on its balance sheet. If an active energy market emerges, MCV intends to apply the normal purchase normal sales exception under SFAS No. 133 to its electric sales agreements; to the extent such exception is applicable.

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

       To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under the Amended Service Agreement, MCV maintains a foreign currency hedging program. Under this program, MCV periodically enters into forward purchase contracts for Swiss francs. Under SFAS No. 133, the forward foreign currency exchange contracts qualify as fair value hedges, since they hedge the identifiable foreign currency commitment of the Amended Service Agreement. The gains and losses on these forward contracts, as well as the change in value of the firm commitment, are to be recognized currently in earnings. Since the currency, notional amounts and maturity dates on the hedged transactions and forward contracts essentially match, an immaterial earnings impact on an ongoing basis is expected. The final gains and losses on these transactions, accounted for as hedges, are included in the measurement of the underlying capitalized major renewal costs when incurred. As of June 30, 2003, MCV did not have any such transactions

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


       outstanding and does not anticipate any future transactions since the Amended Service Agreement is expected to be terminated in the near future. As of June 30, 2002, MCV had a forward purchase contract involving Swiss francs in the notional amount of $5.0 million. This hedge was considered highly effective, therefore, there was no material gain or loss recognized in earnings during the six months ended June 30, 2002.

       Natural Gas Supply Contracts
       MCV management believes that its long-term natural gas contracts, which do not contain volume optionality, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet.

       The FASB issued DIG Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long-term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. During the fourth quarter of 2002, MCV removed the option component from three of the nine long-term gas contracts, which should reduce the earnings volatility. Since April 2002, MCV has recorded an additional mark-to-market gain of $47.6 million for these gas contracts for a cumulative mark-to-market gain through June 30, 2003 of $105.7 million, which will reverse over the remaining life of these gas contracts, ranging from 2004 to 2007.

       For the six months ended June 30, 2003, MCV recorded in "Fuel costs" a $25.7 million mark-to-market gain in earnings associated with these contracts. In addition, as of June 30, 2003 and December 31, 2002, MCV recorded "Derivative assets" in Current Assets in the amount of $66.5 million and $48.9 million, respectively, and for the same periods recorded "Derivative assets" in Other Assets in the amount of $39.2 million and $31.0 million, respectively, representing the mark-to-market gain on these long-term natural gas contracts.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



       Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin account balance as of June 30, 2003 and December 31, 2002 was recorded as a current asset in "Broker margin accounts and prepaid expenses," in the amount of $1.6 million and $.8 million, respectively.

       For the six months ended June 30, 2003, MCV has recognized in other comprehensive income, an unrealized $14.3 million increase on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $40.6 million gain balance in other comprehensive income as of June 30, 2003. This balance represents natural gas futures and options with maturities ranging from July 2003 to May 2007, of which $25.3 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of June 30, 2003, a $37.3 million current derivative asset in "Derivative assets," representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the six months ended June 30, 2003, MCV has recorded a net $25.7 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $.5 million gain in earnings from cost mitigation activities.

       For the six months ended June 30, 2002, MCV recognized an unrealized $28.5 million increase in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, resulting in a $4.2 million gain in other comprehensive income as of June 30, 2002. As of June 30, 2002, MCV had recorded a current derivative asset in "Derivative assets" in the amount of $5.9 million. For the six months ended June 30, 2002, MCV had recorded a net $9.1 million loss in earnings from hedging activities related to MCV natural gas requirements for Facility operations. In addition, for the six months ended June 30, 2002, MCV has recorded a net $.3 million gain in earnings from cost mitigation activities.

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

       As of June 30, 2002, MCV had one interest rate swap, with a notional amount of $20.0 million with a period of performance that extended to December 1, 2002, which did not qualify as a hedge under SFAS No. 133. The gains and losses on this swap were recorded currently in earnings. For the six months ended June 30, 2002, MCV recorded an immaterial gain in earnings.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



(3)  NEW ACCOUNTING STANDARDS

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This SFAS amends SFAS No. 133 for decisions made (1) as part of the Derivative Implementations Group process that effectively required amendments to SFAS No. 133, (2) for other Financial Accounting Standards Board projects dealing with financial instruments and (3) for implementation issues raised in relation to the application of this definition of a derivative. The changes in this SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, which will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This standard is effective for contracts entered into or modified after June 30, 2003, with some exceptions. MCV has adopted this standard and does not expect the application to materially affect its financial position or results of operations.


(4)  GAS TURBINE SERVICE AGREEMENT

     Under the Amended Service Agreement, Alstom provides MCV spare parts for MCV's GTGs and provides qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. The Amended Service Agreement commenced on January 1, 1990, and will expire upon the earlier of the completion of the ninth series of major GTG inspections or December 31, 2009, unless terminated sooner by MCV for convenience. Effective December 31, 2002, MCV has signed a new maintenance service and parts agreement with General Electric International Inc. ("GEII") ("GEII Agreement"). GEII will provide maintenance services and hot gas path parts for MCV's twelve GTGs under terms and conditions similar to the Amended Service Agreement. The GEII Agreement is expected to replace the Amended Service Agreement during the first half of 2004, but in no event later than January 1, 2005. Should the Amended Service Agreement be terminated, at that time, MCV would be expected to pay approximately $5.8 million to Alstom in cancellation payments and Alstom is expected to provide MCV with one set of hot gas path spare parts. At this time, MCV has not recognized a liability for the cancellation payments or an asset for the spare parts to be received.


(5)  RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY

     Non-current restricted investment securities held-to-maturity consist of the following as of (in thousands):

                                                                         June 30,     December 31,
                                                                           2003          2002
                                                                         --------     ------------

        Non-current:
        Funds restricted for rental payments pursuant to the Overall
          Lease Transaction                                              $138,215     $136,554

        Funds restricted for management non-qualified plans                 2,368        2,147
                                                                         --------     --------

        Total                                                            $140,583     $138,701
                                                                         ========     ========

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                               June 30,            December 31,
                                                                2003                  2002
                                                               -------            ------------
     Accounts payable
      Related parties                                          $ 8,240               $12,224
      Trade creditors                                           37,694                27,935
     Property and single business taxes                         30,511                14,842
     Other                                                       2,936                 3,079
                                                               -------               -------

     Total                                                     $79,381               $58,080
                                                               =======               =======


(7)  GAS SUPPLIER FUNDS ON DEPOSIT

     Pursuant to individual gas contract terms with counterparties, deposit amounts may be required by one party to the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will be posted by one party to the other based on the net amount of the exposure. Interest is earned on funds on deposit. As of June 30, 2003, $77.5 million in current liabilities "Gas supplier funds on deposit" represents funds on deposit from El Paso Corporation ("El Paso"), a related party.


(8)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):

                                                                                   June 30,            December 31,
                                                                                     2003                  2002
                                                                                  ----------            ----------
     Financing obligation, maturing through 2015, payable in
     semi-annual installments of principal and interest, secured by
     property, plant and equipment                                                $1,247,149            $1,247,149

     Less current portion                                                            (93,928)              (93,928)
                                                                                  ----------            ----------

     Total long-term debt                                                         $1,153,221            $1,153,221
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

     Interest and fees incurred related to long-term debt arrangements during the six months ended June 30, 2003 and 2002 were $58.7 million and $61.8 million, respectively. Interest and fees paid for the six months ended June 30, 2003 and 2002 were $29.3 million and $60.4 million, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)




(9)  PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at June 30, 2003, and the nature and amount of related party transactions or agreements that existed with MCV's partners or affiliates as of June 30, 2003 and 2002, and for each of the six month periods ended June 30 (in thousands).

       Beneficial Owner, Equity Partner,       Equity
 Type of Partner and Nature of Related Party  Interest  Interest  Related Party Transactions and Agreements       2003        2002
-----------------------------------------------------------------------------------------------------------------------------------
CMS Energy Company
CMS Midland, Inc.                             $393,424     49.0%  Power purchase agreements                      $258,377  $277,840
 General Partner; wholly-owned                ========     ====   Purchases under gas transportation agreements     9,631    11,840
 subsidiary of Consumers Energy                                   Purchases under spot gas agreements                 629     2,821
 Company                                                          Purchases under gas supply agreements             2,330     3,707
                                                                  Gas storage agreement                             1,282     1,282
                                                                  Land lease/easement agreements                      300       300
                                                                  Accounts receivable                              38,389     47,706
                                                                  Accounts payable                                  1,752      5,145
                                                                  Sales under spot gas agreements                   3,260      1,007
El Paso Corporation
Source Midland Limited Partnership            $140,116     18.1%  Purchase under gas transportation agreements      6,691      6,462
 ("SMLP") General Partner; owned by                               Purchases under spot gas agreement                  154      7,184
  subsidiaries of El Paso Corporation                             Purchases under gas supply agreement             27,352     21,710
                                                                  Gas agency agreement                                126        266
                                                                  Accounts receivable                                  --        569
                                                                  Accounts payable                                  5,690      6,079
                                                                  Gas supplier funds on deposit (1)                77,470         --
                                                                  Sales under spot gas agreements                   3,474      7,013

El Paso Midland, Inc. ("El Paso Midland")       84,069     10.9   See related party activity listed under SMLP.
General Partner; wholly-owned subsidiary
   of El Paso Corporation

MEI Limited Partnership ("MEI")                                   See related party activity listed under SMLP.
 A General and Limited Partner;
 50% interest owned by El Paso Midland, Inc.
 and 50% interest owned by SMLP
   General Partnership Interest                 70,061      9.1
   Limited Partnership Interest                  7,004        9

Micogen Limited Partnership                     35,027      4.5   See related party activity listed under SMLP.
 ("MLP") Limited Partner, owned
 subsidiaries of El Paso Corporation
                                              --------    ----

     Total El Paso Corporation                $336,277     43.5%
                                              ========    =====


The Dow Chemical Company
The Dow Chemical Company                      $ 73,205      7.5%  Steam and electric power agreement               18,393     12,908
 Limited Partner                              ========    =====

                                                                  Steam purchase agreement - Dow Corning Corp
                                                                    (affiliate)                                     2,196      2,049
                                                                  Purchases under demineralized water supply
                                                                    agreement                                       3,366      3,361
                                                                  Accounts receivable                               2,959      3,131
                                                                  Accounts payable                                    798        815
                                                                  Standby and backup fees                             364        363
                                                                  Sales of gas under tolling agreement                 --      4,212

Alanna Corporation
Alanna Corporation                            $  1 (2)   .00001%  Note receivable                                       1          1
 Limited Partner; wholly-owned subsidiary     ========   ======
 of Alanna Holdings Corporation

TOTAL PARTNERS' EQUITY                        $802,907    100.0%
                                              ========    ======

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

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):


                                                                Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                             --------------------------      --------------------------
                                                                2003            2002            2003            2002
                                                             ----------      ----------      ----------      ----------
Operating Revenues                                           $  142,013      $  145,458      $  295,182      $  294,827

Capacity Revenue                                             $  100,834      $  100,938      $  200,377      $  200,482
   PPA Contract Capacity (MW)                                     1,240           1,240           1,240           1,240
   Billed PPA Availability                                         98.5%           98.5%           98.5%           98.5%

Electric Revenue                                             $   37,266      $   41,383      $   85,309      $   87,323
   PPA Delivery as a Percentage of Contract Capacity (1)           56.8%           65.9%           68.0%           72.2%
   PPA, SEPA and Other Electric Deliveries (MWh)              1,672,793       1,921,987       3,926,920       4,151,635
   Average PPA Variable Energy Rate ($/MWh)                  $    15.66      $    15.98      $    15.73      $    15.97
   Average PPA Fixed Energy Rate ($/MWh)                     $     3.59      $     3.89      $     3.75      $     3.89

Steam Revenue                                                $    3,913      $    3,137      $    9,496      $    7,022
   Steam Deliveries (Mlbs)                                    1,294,220       1,247,840       3,044,320       2,868,000

(1) Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity.


Comparison of the Three Months ended June 30, 2003 and 2002:

Overview:

For the second quarter of 2003, MCV recorded net income of $29.6 million, which includes a $15.4 million mark-to-market gain. The gain is the result of long term gas contracts that began being marked-to-market on April 1, 2002, as required by SFAS No. 133. MCV's net income for the second quarter of 2002 was $85.0 million, which includes the April 1, 2002 change in method of accounting. The cumulative effect of this accounting change as of April 1, 2002 increased earnings by approximately $58.1 million and the additional quarterly mark-to-market gain recorded at June 30, 2002 resulted in an additional earnings increase of $15.3 million. MCV's net income without the effects of the accounting change was $14.2 million for the second quarter of 2003 as compared to net income of $11.6 million for the second quarter of 2002. The earnings increase of $2.6 million, excluding the effects of the accounting change, was primarily due to lower natural gas prices, lower interest expense on MCV's financing arrangements and higher electric and steam energy rates under the SEPA with Dow. This increase was partially offset by lower energy rates under the PPA with Consumers.

Operating Revenues:

For the second quarter of 2003, MCV's operating revenues decreased $3.4 million from the second quarter of 2002. This decrease is due primarily to a lower electric dispatch under the PPA with Consumers resulting from an increase in the electric dispatch reduction transactions and due to lower energy rates under the PPA. This decrease was partially offset by higher energy rates under the SEPA with Dow, resulting from Dow's election to cease natural gas tolling.

Operating Expenses:

For the second quarter of 2003, MCV's operating expenses were $84.0 million, which includes $44.8 million of fuel costs, including a $15.4 million quarterly mark-to-market gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 20.7 Bcf of natural gas and a net 4.7 bcf was used for transportation fuel and as a net change in storage. During this same period, MCV consumed 16.0 Bcf of natural gas. The average commodity cost of fuel for the second quarter of 2003 was $3.22 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the second quarter of 2002, MCV's operating expenses were $88.5 million, which includes $50.7 million of fuel costs, including a $15.3 million quarterly mark-to-market gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 18.4 Bcf of natural gas and a net 1.7 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 17.3 Bcf, of which .6 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the second quarter of 2002 was $3.30 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the second quarter of 2003 compared to 2002, decreased by $5.8 million, excluding the effects of the quarterly mark-to-market adjustments for both periods. This fuel cost decrease was due to lower costs associated with the electric dispatch reduction transactions entered into with Consumers, lower long-term natural gas prices due to the commencement of several new contracts with favorable pricing terms and lower natural gas hedged prices of market priced gas. This decrease was partially offset by a higher gas usage resulting from Dow's election to cease tolling gas.

For the second quarter of 2003, operating expenses other than fuel costs increased $1.4 million from the second quarter of 2002, primarily resulting from increased property taxes expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense):

For the second quarter of 2003 compared to 2002, interest expense decreased $1.6 million due to a lower outstanding principal balance on MCV's financing obligation.

Comparison of the Six Months ended June 30, 2003 and 2002:

Overview:

For the first six months of 2003, MCV recorded net income of $54.3 million, which includes a $25.7 million mark-to-market gain. The gain is the result of long term gas contracts that began being marked-to-market on April 1, 2002, as required by SFAS No. 133. MCV's net income for the first six months of 2002 was $96.2 million, which includes the April 1, 2002 change in method of accounting. The cumulative effect of this accounting change as of April 1, 2002 increased earnings by approximately $58.1 million and the additional quarterly mark-to-market gain recorded at June 30, 2002 resulted in an additional earnings increase of $15.3 million. MCV's net income without the effects of the accounting change was $28.6 million for the first six months of 2003 as compared to net income of $22.8 million for the first six months of 2002. The earnings increase of $5.8 million, excluding the accounting change, was primarily due to lower natural gas prices, lower interest expense on MCV's financing arrangements and higher electric and steam energy rates under the SEPA with Dow. This increase was partially offset by lower energy rates under the PPA with Consumers.

Operating Revenues:

For the first six months of 2003, MCV's operating revenues increased $.4 million from the first six months of 2002. This increase is due primarily to higher energy rates under the SEPA with Dow, resulting from Dow's election to cease natural gas tolling. This increase was partially offset by a lower electric dispatch under the PPA with Consumers resulting from an increase in the electric dispatch reduction transactions and due to lower energy rates under the PPA.

Operating Expenses:

For the first six months of 2003, MCV's operating expenses were $184.4 million, which includes $104.7 million of fuel costs, including a $25.7 million quarterly mark-to-market gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 37.2 Bcf of natural gas and a net .2 bcf was used for transportation fuel and as a net change in storage. During this same period, MCV consumed 37.0 Bcf of natural gas. The average commodity cost of fuel for the first six months of 2003 was $3.06 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the first six months of 2002, MCV's operating expenses were $197.5 million, which includes $121.1 million of fuel costs, including a $15.3 million quarterly mark-to-market gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 36.7 Bcf of natural gas and a net .7 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 37.4 Bcf, of which 1.4 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first six months of 2002 was $3.19 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the first six months of 2003 compared to 2002, decreased by $6.0 million, excluding the effects of the quarterly mark-to-market adjustments for both periods. This fuel cost decrease was due to lower costs associated with the electric dispatch reduction transactions entered into with Consumers, lower long-term natural gas prices due to the commencement of several new contracts with favorable pricing terms and lower natural gas hedged prices of market priced gas. This decrease was partially offset by a higher gas usage resulting from Dow's election to cease tolling gas.

For the first six months of 2003, operating expenses other than fuel costs increased $3.3 million from the first six months of 2002, primarily resulting from increased property taxes expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense):

For the first six months of 2003 compared to 2002, interest expense decreased $3.1 million due to a lower outstanding principal balance on MCV's financing obligation.

Liquidity and Capital Resources

During the six months ended June 30, 2003 and 2002, net cash generated by MCV's operations was $199.4 million and $154.5 million, respectively. Included in MCV's net cash generated as of June 30, 2003 is $99.9 million of cash collateral paid to MCV, based upon the net amount of exposure on MCV's long term natural gas contracts with El Paso and MCV's natural gas futures. This collateral balance will vary as the calculated net exposure between the company's changes. MCV's cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next twelve years. During the six months ended June 30, 2003 and 2002, MCV paid financing obligation requirements of $29.2 million and $125.6 million, respectively, as required under the Overall Lease Transaction.

MCV also has a $50 million working capital line ("Working Capital Facility") from the Bank of Montreal to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers' credit rating. The Working Capital Facility term currently expires on August 29, 2003; MCV is currently in the process of renewing its Working Capital Facility through syndication and does not anticipate any delays in completing this renewal prior to the expiration date. MCV did not utilize the Working Capital Facility during the first six months of 2003. As of June 30, 2003, MCV had no outstanding borrowings or letters of credit. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur.

For the foreseeable future, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven future scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls. These cash flow shortfalls are anticipated to be replenished annually. If necessary, MCV could fund any ongoing operating cash flow shortfalls from cash reserves to the extent available for such purposes. As of June 30, 2003, there were approximately $480.7 million of cash reserves, of which $138.2 million had been reserved for the debt portion of the financing obligation.

Disclosure about Contractual Obligations

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of June 30, 2003, MCV has the following contractual financial obligations and commitments:

                               Contractual Obligations (In Millions)
                               ------------------------------------------------------------------------------------
                                 Total       2003(4)       2004         2005        2006       2007      Thereafter
                               ----------  ---------    ---------    ---------   ---------   --------  ------------

Long term Debt (1)             $  1,943.8  $   179.7    $   242.8    $   174.4   $   156.0   $  150.9  $    1,040.0
                               ==========  =========    =========    =========   =========   ========  ============

Unconditional Purchase         $  2,644.4  $   122.2    $   281.6    $   339.2   $   342.9      327.2  $    1,231.3
    Obligations (2)
Other Long term
    Obligations (3)                 228.4       13.8         20.1         16.0        16.3       16.6         145.6
                               ----------  ---------    ---------    ---------   ---------   --------  ------------
Total Contractual Cash
    Obligations                $  2,872.8  $   136.0    $   301.7    $   355.2   $   359.2   $  343.8  $    1,376.9
                               ==========  =========    =========    =========   =========   ========  ============

(1)  Represents expected cash payments, including interest.
(2) Represents estimated minimum commitments under current long term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.
(3) Represents the cost of current Facility maintenance service agreements and spare parts.
(4)  Represents obligations from July to December 2003.

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

Operating Outlook. During the first six months of 2003, approximately 68% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 99.8% for the first six months of 2003, 98.8% for 2002 and 99.5% for 2001. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. In addition, the extent to which the Facility is dispatched by Consumers can exacerbate the divergence between variable revenues and costs of production. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. Currently, MCV continues to purchase the majority of its natural gas requirements under long term fixed price gas contracts, with a smaller portion of gas purchased under long term market priced contracts and on the spot market. MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. As of June 30, 2003, MCV has entered into natural gas purchase and hedging arrangements with respect to most of its 2003 expected gas needs not provided for under its long term fixed price gas contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices for 2003, although high gas prices for an extended period of time could adversely affect operating results.

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources available to Consumers, resulting in an average dispatch of approximately 79% from April 1998 through June 2003. Previously, the Facility was being dispatched on an uneconomic basis (relative to the cost of other energy resources) under the terms of the 915 MW Settlement and the 325 MW Settlement, averaging approximately 90% annual dispatch. In April 2003, Consumers informed MCV that effective January 1, 2004, Consumers expects to return to dispatching the Facility on an uneconomic basis, pursuant to the Settlements. If such an event were to occur, such uneconomic dispatch could negatively affect MCV's financial performance by approximately $38 million per year, based upon projected spot gas prices of approximately $4.83/MMBtu. MCV is in discussions with Consumers regarding means to minimize the potential impact of high dispatch, but cannot predict whether those discussions will be successful or whether state regulatory approval, if required, can be obtained.

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

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities that FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In July 2001, FERC issued a Notice of Proposed Rulemaking to establish a standard market design ("SMD") in order to remedy remaining undue discrimination in transmission and wholesale energy markets. The SMD requires all FERC jurisdictional transmission providers to transfer control of their transmission facilities to an independent transmission provider. The independent transmission provider will provide transmission service under a standardized tariff and administer market based wholesale energy markets for day-ahead and real-time sales. The SMD proposal has drawn strong criticism from certain State regulators and others asking Congress to block the proposal. This criticism has had the effect of delaying issuance of a final SMD rule. In addition, apart from the SMD proceeding, the Midwest Independent System Operator ("Midwest ISO") has committed to FERC to implement in December 2003 a day-ahead and real-time energy market similar to that proposed in the SMD proceeding. The Midwest ISO provides transmission service in most parts of the Midwest, including Michigan. The SMD could impact MCV in selling electricity in the wholesale market. MCV management cannot predict the outcome of the NOPR or the impact the rulemaking may have on MCV's business, if any, at this time.

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

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. During the first six months of 2003, the Facility achieved an Efficiency Percentage of 47.5% and a Thermal Percentage of 21.3%.

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

The FASB issued Derivative Implementation Group ("DIG") Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. During the fourth quarter of 2002, MCV removed the option component from three of the nine long term gas contracts discussed above, which should reduce the earnings volatility. MCV expects future earnings volatility on the six remaining long term gas contracts that contain volume optionality, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of approximately five years for these gas contracts. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. Since April 2002, MCV has recorded an additional mark-to-market gain of $47.6 million for these gas contracts for a cumulative mark-to-market gain through June 30, 2003 of $105.7 million, which will reverse over the remaining life of these contracts, ranging from 2004 to 2007.

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


       Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to MCV's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Part I, Item 1, "Condensed Notes to Unaudited Consolidated Financial Statements -- Note 2, Risk Management Activities and Derivative Transactions and Note 5, Long Term Debt".

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

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of June 30, 2003, have original maturity dates of approximately one year or less.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates as of June 30, 2003. The interest rate reflects the fixed effective rate of interest of the financing arrangement:

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

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from August 2003 to May 2007. The table presents the carrying amounts and fair values at June 30, 2003:

                                                             Expected Maturity in 2003/2007             Fair Value
                                                             ------------------------------             ----------
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy                                  3,853                                --
Weighted Average Price Long (per MMBtu)                                $  4.169                          $  5.150
Contract Amount ($US in Millions)                                      $  160.6                          $  198.4

Foreign Currency Risk. MCV periodically enters into foreign exchange forward purchase contracts for Swiss Francs to hedge its foreign currency exposure against adverse currency fluctuations impacting the payments under the Amended Service Agreement with Alstom. The gains and losses on these transactions, accounted for as hedges, are included in the measurement of the underlying capitalized major renewal costs when incurred. Forward contracts entered into by MCV have maturity dates of less than one year. As of June 30, 2003, MCV did not have any such transactions outstanding and does not anticipate any future transactions.

See Part I, Item 1, "Condensed Notes to Unaudited Consolidated Financial Statements -- Note 1" for a further discussion of associated risks and contingencies.


                         Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, MCV carried out an evaluation, under the supervision and with the participation of MCV's management, including the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller, of the effectiveness of the design and operation of MCV's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such review of MCV's disclosure controls and procedures, the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller; have concluded that MCV's disclosure controls and procedures are effective.

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


                    Item 6. Exhibits and Reports on Form 8-K

a.)  List of Exhibits

     31.1    Certification of President and Chief Executive Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1    Certification of President and Chief Executive Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


b.)  Reports on Form 8-K

     Current report dated July 28, 2003 containing Item 9, "Disclosure of Results of Operations and Financial Condition," reporting MCV's 2003 second quarter and year-to-date earnings results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               MIDLAND COGENERATION VENTURE
                                                   LIMITED PARTNERSHIP
                                                       (Registrant)


Dated:    August 13, 2003                            /s/James M. Kevra
        ----------------------            -------------------------------------
                                                      James M. Kevra
                                          President and Chief Executive Officer


Dated:    August 13, 2003                           /s/James M. Rajewski
        ----------------------            -------------------------------------
                                                    James M. Rajewski
                                                 Chief Financial Officer,
                                              Vice President and Controller

                               10-Q EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION


     31.1    Certification of President and Chief Executive Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1    Certification of President and Chief Executive Officer Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002