Form 10-Q
period 2003-09-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2003-11-13
CIK 869905

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30, 2003


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                       to
                               ---------------------    ------------------------


Commission File Number:  (Under the Securities Act of 1933) 33-37977

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MICHIGAN                                    38-2726166
-----------------------------------         ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

   100 PROGRESS PLACE, MIDLAND, MICHIGAN                       48640
-------------------------------------------         ----------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (989) 839-6000
                                                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                    ---     ---

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

                  Signatures................................................................................25

                  Certifications............................................................................26


                          PART I. FINANCIAL INFORMATION
              Item 1. Consolidated Financial Statements (Unaudited)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)


                                                                      September 30,
                                                                          2003          December 31,
                                                                       (Unaudited)          2002
                                                                      -------------    --------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $   109,605       $   160,425
   Accounts and notes receivable - related parties                          43,710            48,448
   Accounts receivable                                                      33,819            32,479
   Gas inventory                                                            21,732            19,566
   Unamortized property taxes                                               26,033            18,355
   Derivative assets                                                        72,649            73,819
   Broker margin accounts and prepaid expenses                               7,164             3,323
                                                                       -----------       -----------
     Total current assets                                                  314,712           356,415
                                                                       -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                         2,460,559         2,449,148
   Pipeline                                                                 21,432            21,432
                                                                       -----------       -----------
     Total property, plant and equipment                                 2,481,991         2,470,580
   Accumulated depreciation                                               (973,353)         (920,614)
                                                                       -----------       -----------
     Net property, plant and equipment                                   1,508,638         1,549,966
                                                                       -----------       -----------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                       139,023           138,701
   Derivative assets non-current                                            20,184            31,037
   Deferred financing costs, net of accumulated amortization of
        $16,961 and $15,930, respectively                                    8,004             9,035
   Prepaid gas costs, spare parts deposit, materials and supplies           24,043            12,919
                                                                       -----------       -----------
     Total other assets                                                    191,254           191,692
                                                                       -----------       -----------

TOTAL ASSETS                                                           $ 2,014,604       $ 2,098,073
                                                                       ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                            $    57,314       $    58,080
   Gas supplier funds on deposit                                             8,250                --
   Interest payable                                                         26,207            56,386
   Current portion of long-term debt                                       134,576            93,928
                                                                       -----------       -----------
     Total current liabilities                                             226,347           208,394
                                                                       -----------       -----------
NON-CURRENT LIABILITIES:
   Long-term debt                                                        1,018,645         1,153,221
   Other                                                                     2,379             2,148
                                                                       -----------       -----------
     Total non-current liabilities                                       1,021,024         1,155,369
                                                                       -----------       -----------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES                                                        1,247,371         1,363,763
                                                                       -----------       -----------
PARTNERS' EQUITY                                                           767,233           734,310
                                                                       -----------       -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                 $ 2,014,604       $ 2,098,073
                                                                       ===========       ===========



   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)





                                                    Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                 -----------------------     -----------------------
                                                   2003          2002          2003          2002
                                                 ---------     ---------     ---------     ---------
OPERATING REVENUES:
   Capacity                                      $ 102,518     $ 102,271     $ 302,895     $ 302,753
   Electric                                         42,223        51,141       127,532       138,464
   Steam                                             3,572         2,899        13,068         9,921
                                                 ---------     ---------     ---------     ---------
     Total operating revenues                      148,313       156,311       443,495       451,138
                                                 ---------     ---------     ---------     ---------
OPERATING EXPENSES:
   Fuel costs                                       97,908        81,964       202,648       203,111
   Depreciation                                     22,365        22,191        66,965        66,516
   Operations                                        4,205         4,343        12,857        12,342
   Maintenance                                       3,294         2,880         9,998         9,555
   Property and single business taxes                7,673         6,848        22,624        20,217
   Administrative, selling and general               2,536         1,964         7,300         5,963
                                                 ---------     ---------     ---------     ---------
     Total operating expenses                      137,981       120,190       322,392       317,704
                                                 ---------     ---------     ---------     ---------
OPERATING INCOME                                    10,332        36,121       121,103       133,434
                                                 ---------     ---------     ---------     ---------
OTHER INCOME (EXPENSE):
   Interest and other income                         1,059         1,187         4,030         4,528
   Interest expense                                (26,595)      (28,285)      (86,021)      (90,828)
                                                 ---------     ---------     ---------     ---------
     Total other income (expense), net             (25,536)      (27,098)      (81,991)      (86,300)
                                                 ---------     ---------     ---------     ---------
NET INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                      (15,204)        9,023        39,112        47,134

Cumulative effect of change in method of
   accounting for derivative option contracts
   (to April 1, 2002)                                   --            --            --        58,131
                                                 ---------     ---------     ---------     ---------

NET INCOME (LOSS)                                $ (15,204)    $   9,023     $  39,112     $ 105,265
                                                 =========     =========     =========     =========




   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)



                                                                                Three Months Ended
                                                                                  September 30,
                                                   -----------------------------------------------------------------------------
                                                                   2003                                        2002
                                                   -------------------------------------     -----------------------------------
                                                    General       Limited                    General      Limited
                                                    Partners      Partners       Total       Partners     Partners       Total
                                                   ---------     ---------     ---------     ---------    ---------    ---------
BALANCE, BEGINNING OF PERIOD                       $ 687,670     $ 115,237     $ 802,907     $ 577,601    $  98,882    $ 676,483

Comprehensive Income:

  Net income (loss)                                  (13,237)       (1,967)      (15,204)        7,856        1,167        9,023

  Other Comprehensive Income:
     Unrealized gain on hedging activities
       since beginning of period                     (12,078)       (1,794)      (13,872)        3,945          586        4,531
     Reclassification adjustments recognized in
       net income above                               (5,744)         (854)       (6,598)        4,845          720        5,565
                                                   ---------     ---------     ---------     ---------    ---------    ---------
     Total other comprehensive income change         (17,822)       (2,648)      (20,470)        8,790        1,306       10,096

Total Comprehensive Income                           (31,059)       (4,615)      (35,674)       16,646        2,473       19,119
                                                   ---------     ---------     ---------     ---------    ---------    ---------
BALANCE, END OF PERIOD                             $ 656,611     $ 110,622     $ 767,233     $ 594,247    $ 101,355    $ 695,602
                                                   =========     =========     =========     =========    =========    =========





                                                                               Nine Months Ended
                                                                                 September 30,
                                                  ------------------------------------------------------------------------------
                                                                   2003                                    2002
                                                   -------------------------------------     -----------------------------------
                                                   General        Limited                    General      Limited
                                                   Partners       Partners       Total       Partners     Partners       Total
                                                   ---------     ---------     ---------     ---------    ---------    ---------
BALANCE, BEGINNING OF PERIOD                       $ 627,947     $ 106,363     $ 734,310     $ 468,972    $  82,740    $ 551,712

Comprehensive Income:

  Net income                                          34,052         5,060        39,112        91,647       13,618      105,265

  Other Comprehensive Income:
     Unrealized gain on hedging activities
       since beginning of period                      22,646         3,365        26,011        20,844        3,097       23,941
     Reclassification adjustments recognized in
       net income above                              (28,034)       (4,166)      (32,200)       12,784        1,900       14,684
                                                   ---------     ---------     ---------     ---------    ---------    ---------
     Total other comprehensive income change          (5,388)         (801)       (6,189)       33,628        4,997       38,625

Total Comprehensive Income                            28,664         4,259        32,923       125,275       18,615      143,890
                                                   ---------     ---------     ---------     ---------    ---------    ---------
BALANCE, END OF PERIOD                             $ 656,611     $ 110,622     $ 767,233     $ 594,247    $ 101,355    $ 695,602
                                                   =========     =========     =========     =========    =========    =========



   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)



                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              -------------------------
                                                                                2003            2002
                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  39,112       $ 105,265

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                 67,996          67,630
   Cumulative effect of change in accounting principle                               --         (58,131)
   Cash released from restriction                                                    --             787
   Decrease in accounts receivable                                                3,398          56,450
   Increase in gas inventory                                                     (2,166)           (665)
   Increase in unamortized property taxes                                        (7,678)         (6,735)
   (Increase) decrease in broker margin accounts and prepaid expenses            (3,841)         20,951
   (Increase) decrease in derivative assets                                       5,834         (12,568)
   (Increase) decrease in prepaid gas costs, materials and supplies             (11,124)          1,164
   Increase (decrease) in accounts payable and accrued liabilities                 (766)          3,415
   Increase in gas supplier funds on deposit                                      8,250              --
   Decrease in interest payable                                                 (30,179)        (32,452)
   Increase in other non-current liabilities                                        231              10
                                                                              ---------       ---------
     Net cash provided by operating activities                                   69,067         145,121
                                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant equipment                         (25,637)        (23,915)
   Maturity of restricted investment securities held-to-maturity                550,515         326,211
   Purchase of restricted investment securities held-to-maturity               (550,837)       (323,302)
                                                                              ---------       ---------
     Net cash used in investing activities                                      (25,959)        (21,006)
                                                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of financing obligation                                            (93,928)       (182,084)
                                                                              ---------       ---------
     Net cash used in financing activities                                      (93,928)       (182,084)
                                                                              ---------       ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (50,820)        (57,969)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                160,425         140,630
                                                                              ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 109,605       $  82,661
                                                                              =========       =========



   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2002 of Midland Cogeneration Venture Limited Partnership ("MCV"). In the opinion of management, the unaudited financial information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Prior period amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of MCV and its wholly-owned subsidiaries. All material transactions and balances among entities, which comprise MCV, have been eliminated in the consolidated financial statements. Interim results may not be indicative of results that may be expected for any other interim period or for 2003 as a whole.

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

     The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the Michigan Public Service Commission ("MPSC") does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the "regulatory-out" provision). Until September 15, 2007, however, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kilowatt-hour for the available Contract Capacity notwithstanding the "regulatory-out" provision. Consumers and MCV are required to support and defend the terms of the PPA.

     The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the nine months ended September 30, 2003, the Facility achieved a Thermal Percentage of 19.9% and an Efficiency Percentage of 47.3%. The loss of QF status could, among other things, cause the Facility to lose its

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



     rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal Percentage and the corresponding Efficiency Percentage in 2003 and beyond, as well as the PURPA ownership limitations.

     The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility's operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV's financial performance will be negatively affected. The extent of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers' coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted. Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV and Consumers agreed to reduce the dispatch level of the Facility from time to time. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity. For the nine months ended September 30, 2003 and September 30, 2002, MCV estimates that these electric dispatch reduction transactions resulted in net savings of approximately $7.9 million and $1.0 million, respectively, a portion of which will be realized in reduced maintenance expenditures in future years. MCV anticipates entering into similar transactions in the future to mitigate the impact of high market gas prices, if circumstances warrant such use.

     At both the state and federal level, efforts continue to restructure the electric industry. A significant issue to MCV is the potential for future regulatory denial of recovery by Consumers from its customers of above market PPA costs Consumers pays MCV. At the state level, the MPSC entered a series of orders from June 1997 through February 1998 (collectively the "Restructuring Orders"), mandating that utilities "wheel" third-party power to the utilities' customers, thus permitting customers to choose their power provider. MCV, as well as others, filed an appeal in the Michigan Court of Appeals to protect against denial of recovery by Consumers of PPA charges. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow such recovery by Consumers and, therefore, MCV's issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 2000, the State of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QFs (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permits utilities to securitize certain stranded costs, including PPA charges.

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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



(2)  RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

     Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. The majority of MCV's short-term investments, which are made up of investment securities held-to-maturity, as of September 30, 2003 and December 31, 2002, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 8 makes it unnecessary to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation, since Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" does not require fair value accounting for the lease obligation.

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

     Electric Sales Agreements
     MCV believes that its electric sales agreements currently do not qualify as derivatives under SFAS No. 133, due to the lack of an active energy market (as defined by SFAS No. 133) in the State of Michigan and the transportation cost to deliver the power under the contracts to the closest active energy market at the Cinergy hub in Ohio and as such does not record the fair value of these contracts on its balance sheet. If an active energy market emerges, MCV intends to apply the normal purchase, normal sales exception under SFAS No. 133 to its electric sales agreements, to the extent such exception is applicable.

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

     To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under the Amended Service Agreement, MCV maintained a foreign currency hedging program whereby MCV periodically entered into forward purchase contracts for Swiss francs. Under SFAS No. 133, the forward foreign currency exchange contracts qualified as fair value hedges, since they hedged the identifiable foreign currency commitment of the Amended Service Agreement. As of September 30, 2003, MCV did not have any such transactions outstanding and does not anticipate any future transactions since the Alstom Agreement is expected to be terminated in the near future. As of September 30, 2002, MCV had a forward purchase contract involving Swiss francs in the notional amount of $5.0 million. This hedge was considered highly effective, therefore, there was no material gain or loss recognized in earnings during the three months and nine months ended September 30, 2002.

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

     The FASB issued DIG Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long-term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. During the fourth quarter of 2002, MCV removed the option component from three of the nine long-term gas contracts, which should reduce the earnings volatility. Since April 2002, MCV has recorded an additional mark-to-market gain of $15.6 million for these gas contracts for a cumulative mark-to-market gain through September 30, 2003 of $73.7 million, which will reverse over the remaining life of these gas contracts, ranging from 2004 to 2007.

     For the nine months ended September 30, 2003, MCV recorded in "Fuel costs" a $6.3 million net mark-to-market loss in earnings associated with these contracts. In addition, as of September 30, 2003 and December 31, 2002, MCV recorded "Derivative assets" in Current Assets in the amount of $53.5 million and $48.9 million, respectively, and for the same periods recorded "Derivative assets" in Other Assets in the amount of $20.2 million and $31.0 million, respectively, representing the mark-to-market gain on these long-term natural gas contracts.

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

     Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin account balance as of September 30, 2003 and December 31, 2002 was recorded as a current asset in "Broker margin accounts and prepaid expenses," in the amount of $3.9 million and $.8 million, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



     For the nine months ended September 30, 2003, MCV has recognized in other comprehensive income, an unrealized $6.2 million decrease on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $20.1 million gain in other comprehensive income as of September 30, 2003. This balance represents natural gas futures and options with maturities ranging from October 2003 to May 2007, of which $12.7 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of September 30, 2003, a $19.1 million current derivative asset in "Derivative assets," representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the nine months ended September 30, 2003, MCV has recorded a net $32.2 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $.5 million gain in earnings from cost mitigation activities.

     For the nine months ended September 30, 2002, MCV recognized an unrealized $38.6 million increase in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, resulting in a $14.3 million gain balance in other comprehensive income as of September 30, 2002. As of September 30, 2002, MCV had recorded an immaterial current derivative asset in "Derivative assets." For the nine months ended September 30, 2002, MCV had recorded a net $14.7 million loss in earnings from hedging activities related to MCV natural gas requirements for Facility operations. In addition, for the nine months ended September 30, 2002, MCV has recorded a net $.4 million gain in earnings from cost mitigation activities.

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

     As of September 30, 2002, MCV had one interest rate swap, with a notional amount of $20.0 million with a period of performance that extended to December 1, 2002, which did not qualify as a hedge under SFAS No. 133. The gains and losses on this swap were recorded currently in earnings. For the nine months ended September 30, 2002, MCV recorded an immaterial loss in earnings.


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

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(4)  GAS TURBINE SERVICE AGREEMENT

     Under the Amended Service Agreement, Alstom provides MCV spare parts for MCV's gas turbine generators ("GTGs") and provides qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. The Amended Service Agreement commenced on January 1, 1990, and will expire upon the earlier of the completion of the ninth series of major GTG inspections or December 31, 2009, unless terminated sooner by MCV for convenience. Effective December 31, 2002, MCV has signed a new maintenance service and parts agreement with General Electric International Inc. ("GEII") ("GEII Agreement"). GEII will provide maintenance services and hot gas path parts for MCV's twelve GTGs under terms and conditions similar to the Amended Service Agreement. The GEII Agreement is expected to replace the Amended Service Agreement during the first half of 2004, but in no event later than January 1, 2005. GEII must inform MCV by December 31, 2003 of their ability to perform under the new agreement. Should the Amended Service Agreement be terminated, at that time, MCV expects to pay approximately $5.8 million to Alstom in cancellation payments and Alstom is expected to provide MCV with one set of hot gas path spare parts (valued within a range of $3.0 million to $7.0 million). MCV continues to seek final resolution of the cancellation payments to be paid to Alstom and the spare parts to be provided to MCV. At this time, MCV has not recognized a liability for the cancellation payments or an asset for the spare parts to be received.


(5)  RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY

     Non-current restricted investment securities held-to-maturity consist of the following as of (in thousands):

                                                                                September 30,       December 31,
                                                                                    2003                2002
                                                                               ---------------    ----------------

     Non-current:
     Funds restricted for rental payments pursuant to the Overall
      Lease Transaction                                                        $       136,645    $        136,554

     Funds restricted for management non-qualified plans                                 2,378               2,147
                                                                               ---------------    ----------------
     Total                                                                     $       139,023    $        138,701
                                                                               ===============    ================


(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                                               September 30,        December 31,
                                                                                   2003                 2002
                                                                               -------------      ----------------

     Accounts payable
      Related parties                                                          $       9,152      $         12,224
      Trade creditors                                                                 31,192                27,935
     Property and single business taxes                                               13,558                14,842
     Other                                                                             3,412                 3,079
                                                                               -------------      ----------------

     Total                                                                     $      57,314      $         58,080
                                                                               =============      ================

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





(7)  GAS SUPPLIER FUNDS ON DEPOSIT

     Pursuant to individual gas contract terms with counterparties, deposit amounts may be required by one party to the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will be posted by one party to the other based on the net amount of the exposure. Interest is earned on funds on deposit. As of September 30, 2003, $.4 million in current liabilities "Gas supplier funds on deposit" represents funds on deposit from El Paso Corporation ("El Paso"), a related party.

(8)  LONG-TERM DEBT

     Long-term debt consists of the following as of (in thousands):


                                                                              September 30,          December 31,
                                                                                   2003                  2002
                                                                             -----------------     -----------------

     Financing obligation, maturing through 2015, payable in
     semi-annual installments of principal and interest, secured by
     property, plant and equipment                                           $     1,153,221       $     1,247,149

     Less current portion                                                           (134,576)              (93,928)
                                                                             -----------------     -----------------

     Total long-term debt                                                    $     1,018,645       $     1,153,221
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

     Interest and fees incurred related to long-term debt arrangements during the nine months ended September 30, 2003 and 2002 were $85.0 million and $89.7 million, respectively. Interest and fees paid for the nine months ended September 30, 2003 and 2002 were $115.3 million and $122.1 million, respectively.

(9)  PROPERTY TAX APPEALS

     In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV's 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2003 at the Michigan Tax Tribunal. A trial was held for tax years 1997-2000 and for the appeals for tax years 2001-2003 are being held in abeyance pending the resolution of the aforesaid trial. MCV is seeking a reduction of its annual property taxes on the basis that the City of Midland has over assessed the property's taxable value for ad valorem property tax purposes. MCV management cannot predict the outcome of these proceedings.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




(10) PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

     The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at September 30, 2003, and the nature and amount of related party transactions or agreements that existed with MCV's partners or affiliates as of September 30, 2003 and 2002, and for each of the nine month periods ended September 30 (in thousands).


  Beneficial Owner, Equity Partner,            Equity
 Type of Partner and Nature of Related Party   Interest Interest   Related Party Transactions and Agreements        2003      2002
------------------------------------------------------------------------------------------------------------------------------------
CMS Energy Company
------------------
CMS Midland, Inc.                              $375,944   49.0%    Power purchase agreements                      $392,056  $425,894
                                               ========  =====
 General Partner; wholly-owned                                     Purchases under gas transportation agreements    11,952    17,702
 subsidiary of Consumers Energy
 Company                                                           Purchases under spot gas agreements                 663     3,542
                                                                   Purchases under gas supply agreements             2,330     7,506
                                                                   Gas storage agreement                             1,922     1,922
                                                                   Land lease/easement agreements                      450       450
                                                                   Accounts receivable                              40,753    46,845
                                                                   Accounts payable                                  2,915     5,344
                                                                   Sales under spot gas agreements                   3,260     1,084
El Paso Corporation
-------------------
Source Midland Limited Partnership             $133,649   18.1%    Purchase under gas transportation agreements      9,853     9,696
  ("SMLP") General Partner; owned by                               Purchases under spot gas agreement                  610     7,217
   subsidiaries of El Paso Corporation                             Purchases under gas supply agreement             40,862    34,311
                                                                   Gas agency agreement                                185       323
                                                                   Accounts receivable                                  --     1,803
                                                                   Accounts payable                                  5,432     5,268
                                                                   Deferred reservation charges under gas purchase
                                                                   agreement                                         5,125     6,701
                                                                   Gas supplier funds on deposit (1)                   409        --
                                                                   Sales under spot gas agreements                   3,474    10,477

El Paso Midland, Inc. ("El Paso Midland")        80,190   10.9     See related party activity listed under SMLP.
General Partner; wholly-owned subsidiary
   of El Paso Corporation

MEI Limited Partnership ("MEI")                                    See related party activity listed under SMLP.
 A General and Limited Partner;
 50% interest owned by El Paso Midland, Inc.
 and 50% interest owned by SMLP
     General Partnership Interest                66,828    9.1
     Limited Partnership Interest                 6,681     .9

Micogen Limited Partnership                      33,411    4.5     See related party activity listed under SMLP.
 ("MLP") Limited Partner, owned
 subsidiaries of El Paso Corporation           --------   ----

     Total El Paso Corporation                 $320,759   43.5%
                                               ========   ----

The Dow Chemical Company
------------------------
The Dow Chemical Company                        $70,529    7.5%    Steam and electric power agreement               27,345    20,281
  Limited Partner                               =======   =====    Steam purchase agreement - Dow Corning Corp
                                                                   (affiliate)                                       2,926     2,706
                                                                   Purchases under demineralized water supply
                                                                   agreement                                         4,904     5,028
                                                                   Accounts receivable                               2,956     2,933
                                                                   Accounts payable                                    805       819
                                                                   Standby and backup fees                             547       548
                                                                   Sales of gas under tolling agreement                 --     5,879
Alanna Corporation
------------------
Alanna Corporation                              $  1 (2)  .00001%  Note receivable                                       1         1
                                                =======   -------
 Limited Partner; wholly-owned subsidiary
 of Alanna Holdings Corporation


TOTAL PARTNERS' EQUITY                         $767,233  100.0%
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

Results of Operations:

Operating Revenues Statistics

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):



                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                            -------------------------     -------------------------
                                                               2003           2002           2003           2002
                                                            ----------     ----------     ----------     ----------

Operating Revenues                                          $  148,313     $  156,311     $  443,495     $  451,138

Capacity Revenue                                            $  102,518     $  102,271     $  302,895     $  302,753
   PPA Contract Capacity (MW)                                    1,240          1,240          1,240          1,240
   Billed PPA Availability                                        98.5%          98.4%          98.5%          98.5%

Electric Revenue                                            $   42,223     $   51,141     $  127,532     $  138,464
   PPA Delivery as a Percentage of Contract Capacity (1)          64.7%          80.9%          66.9%          75.1%
   PPA, SEPA and Other Electric Deliveries (MWh)             1,916,885      2,386,968      5,843,804      6,538,603
   Average PPA Variable Energy Rate ($/MWh)                 $    15.71     $    16.01     $    15.72     $    15.98
   Average PPA Fixed Energy Rate ($/MWh)                    $     3.59     $     3.89     $     3.70     $     3.89

Steam Revenue                                               $    3,572     $    2,899     $   13,068     $    9,921
   Steam Deliveries (Mlbs)                                   1,137,880      1,090,240      4,182,200      3,958,240


(1) Beginning in July 2000, in response to the rapidly escalating cost of natural gas, MCV entered into transactions with Consumers whereby Consumers agreed to reduce the dispatch level of the Facility. In the event of reduced dispatch, MCV agreed to share the savings realized by not having to generate the electricity.


Comparison of the Three Months ended September 30, 2003 and 2002:

Overview:

For the third quarter of 2003, MCV recorded a net loss of $15.2 million, which includes a $32.0 million mark-to-market loss. The mark-to-market loss is the result of long term gas contracts that began being marked-to-market on April 1, 2002, as required by SFAS No. 133. MCV's net income for the third quarter of 2002 was $9.0 million, which includes a $3.4 million mark-to-market loss. The earnings decrease from the third quarter of 2003 compared to 2002 of $24.2 million is primarily the result of the $28.6 million increase in the long term gas contract mark-to-market loss and due to $1.6 million of lower energy rates under the PPA with Consumers. This decrease is partially offset by $6.0 million of lower natural gas prices, lower interest expense on MCV's financing obligation and higher electric and steam energy rates under the SEPA with Dow.

Operating Revenues:

For the third quarter of 2003, MCV's operating revenues decreased $8.0 million from the third quarter of 2002. This decrease is due primarily to a lower electric dispatch under the PPA with Consumers resulting from an increase in the electric dispatch reduction transactions and due to lower energy rates under the PPA. This decrease was partially offset by higher energy rates under the SEPA with Dow resulting from Dow's election to cease natural gas tolling.

Operating Expenses:

For the third quarter of 2003, MCV's operating expenses were $138.0 million, which includes $97.9 million of fuel costs, including a $32.0 million quarterly mark-to-market loss on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 17.9 billion cubic feet ("bcf") of natural gas and a net .9 bcf was used for transportation fuel and as a net change in storage. During this same period, MCV consumed 17.0 bcf of natural gas. The average commodity cost of fuel for the third quarter of 2003 was $3.21 per million British thermal units ("MMBtu"), which includes the effects of the disposition of excess gas supplies not required for generation. For the third quarter of 2002, MCV's operating expenses were $120.2 million, which includes $82.0 million of fuel costs, including a $3.4 million quarterly mark-to-market loss on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 21.6 bcf of natural gas and a net 1.0 bcf was used for transportation fuel and as a net change in storage. During this same period, MCV consumed 21.1 bcf, of which .5 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the third quarter of 2002 was $3.32 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the third quarter of 2003 compared to 2002 decreased by $12.7 million, excluding the effects of the quarterly mark-to-market adjustments for both periods. This fuel cost decrease was due to lower costs associated with the electric dispatch reduction transactions entered into with Consumers, lower long-term natural gas prices due to the commencement of several new contracts with favorable pricing terms and lower natural gas hedged prices of market priced gas. This decrease was partially offset by a higher gas usage resulting from Dow's election to cease tolling gas.

For the third quarter of 2003, operating expenses other than fuel costs increased $1.9 million from the third quarter of 2002, primarily resulting from increased property taxes expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense):

For the third quarter of 2003 compared to 2002, interest expense decreased $1.7 million due to a lower outstanding principal balance on MCV's financing obligation.

Comparison of the Nine Months ended September 30, 2003 and 2002:

Overview:

For the first nine months of 2003, MCV recorded net income of $39.1 million, which includes a $6.3 million mark-to-market loss. The mark-to-market loss is the result of long term gas contracts that began being marked-to-market on April 1, 2002, as required by SFAS No. 133. MCV's net income for the first nine months of 2002 was $105.3 million, which includes the April 1, 2002 change in method of accounting. The cumulative effect of this accounting change as of April 1, 2002 increased earnings by approximately $58.1 million and the additional quarterly mark-to-market gain recorded as of September 30, 2002 resulted in an additional earnings increase of $11.9 million. The earnings decrease for the first nine months of 2003 compared to 2002 of $66.2 million is the result of the $76.3 million decrease in the long term gas contract mark-to-market value and due to $3.3 million of lower energy rates under the PPA with Consumers. This earnings decrease is partially offset by $13.4 million of lower natural gas prices, lower interest expense on MCV's financing obligation and higher electric and steam energy rates under the SEPA with Dow.

Operating Revenues:

For the first nine months of 2003, MCV's operating revenues increased $7.6 million from the first nine months of 2002. This increase is due primarily to higher energy rates under the SEPA with Dow, resulting from Dow's election to cease natural gas tolling. This increase was partially offset by a lower electric dispatch under the PPA with Consumers resulting from an increase in the electric dispatch reduction transactions and due to lower energy rates under the PPA.

Operating Expenses:

For the first nine months of 2003, MCV's operating expenses were $322.4 million, which includes $202.6 million of fuel costs, including a $6.3 million quarterly mark-to-market loss on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 55.1 bcf of natural gas and a net 2.5 bcf was used for transportation fuel and as a net change in storage. During this same period, MCV consumed 52.6 bcf of natural gas. The average commodity cost of fuel for the first nine months of 2003 was $3.11 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the first nine months of 2002, MCV's operating expenses were $317.7 million, which includes $203.1 million of fuel costs, including an $11.9 million quarterly mark-to-market gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 58.3 bcf of natural gas and a net 1.8 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 58.4 bcf, of which 1.9 bcf of this total was gas provided by Dow. The average commodity cost of fuel for the first nine months of 2002 was $3.24 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the first nine months of 2003 compared to 2002 decreased by $18.7 million, excluding the effects of the quarterly mark-to-market adjustments for both periods. This fuel cost decrease was due to lower costs associated with the electric dispatch reduction transactions entered into with Consumers, lower long-term natural gas prices due to the commencement of several new contracts with favorable pricing terms and lower natural gas hedged prices of market priced gas. This decrease was partially offset by a higher gas usage resulting from Dow's election to cease tolling gas.

For the first nine months of 2003, operating expenses other than fuel costs increased $5.2 million from the first nine months of 2002, primarily resulting from increased property taxes expense. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

Other Income (Expense):

For the first nine months of 2003 compared to 2002, interest expense decreased $4.8 million due to a lower outstanding principal balance on MCV's financing obligation.


Liquidity and Capital Resources

During the nine months ended September 30, 2003 and 2002, net cash generated by MCV's operations was $69.1 million and $145.1 million, respectively. Included in MCV's net cash generated as of September 30, 2003 is $8.3 million of cash collateral paid to MCV, based upon the net amount of exposure on MCV's long term natural gas contracts with counterparties. This collateral balance will vary with changes in market prices, credit provisions and various other factors. MCV's cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next twelve years. During the nine months ended September 30, 2003 and 2002, MCV paid financing obligation requirements of $208.9 million and $304.1 million, respectively, as required under the Overall Lease Transaction.

MCV also has a $50 million working capital line ("Working Capital Facility"), which was renewed through a syndication in August 2003, to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers' credit rating. The Working Capital Facility term currently expires on August 28, 2004. MCV did not utilize the Working Capital Facility during the first nine months of 2003. As of September 30, 2003, MCV had no outstanding borrowings or letters of credit. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur.

For the foreseeable future, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls to the extent available for such purposes. These cash flow shortfalls are anticipated to be replenished annually. As of September 30, 2003, there were approximately $248.6 million of cash reserves of which $136.6 million had been reserved for the debt portion of the financing obligation.

Disclosure about Contractual Obligations

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of September 30, 2003, MCV has the following contractual financial obligations and commitments:



                            Contractual Obligations (In Millions)
                            --------------------------------------------------------------------------------
                             Total      2003(4)      2004        2005        2006        2007     Thereafter
                            --------   --------    --------    --------    --------    --------   ----------
Long term Debt (1)          $1,764.1   $     --    $  242.8    $  174.4    $  156.0    $  150.9    $1,040.0
                            ========   ========    ========    ========    ========    ========    ========

Unconditional Purchase      $2,585.8   $   60.9    $  284.2    $  339.2    $  342.9       327.2    $1,231.4
  Obligations (2)
Other Long term
  Obligations (3)              221.2        7.3        12.1        11.7        11.9        12.2       166.0
                            --------   --------    --------    --------    --------    --------    --------
Total Contractual Cash
  Obligations               $2,807.0   $   68.2    $  296.3    $  350.9    $  354.8    $  339.4    $1,397.4
                            ========   ========    ========    ========    ========    ========    ========


(1) Represents expected cash payments, including interest.
(2) Represents estimated minimum commitments under current long term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.
(3) Represents the cost of current Facility maintenance service agreements and spare parts.
(4) Represents obligations from October to December 2003.

New Accounting Standards

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This SFAS amends SFAS No. 133 for decisions made (1) as part of the Derivative Implementations Group process that effectively required amendments to SFAS No. 133, (2) for other Financial Accounting Standards Board projects dealing with financial instruments and (3) for implementation issues raised in relation to the application of this definition of a derivative. The changes in this SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, which will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This standard is effective for contracts entered into or modified after June 30, 2003, with some exceptions. MCV has adopted this standard and does not expect the application to materially affect its financial position or results of operations.

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

Operating Outlook. During the first nine months of 2003, approximately 68% of PPA revenues were capacity payments under the PPA, which are billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 99.5% for the first nine months of 2003, 98.8% for 2002 and 99.5% for 2001. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. As of September 30, 2003, MCV has entered into natural gas purchase and hedging arrangements with respect to most of its 2003 expected gas needs not provided for under its long term fixed price gas contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices in future years, although high gas prices for an extended period of time could adversely affect operating results.

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources available to Consumers, resulting in an average dispatch (without dispatch reduction transactions) of approximately 79% from April 1998 through September 2003. Previously, the Facility was being dispatched on an uneconomic basis (relative to the cost of other energy resources) under the terms of a 915 MW settlement order and a 325 MW settlement order, averaging approximately 90% annual dispatch. In April 2003, Consumers informed MCV that effective January 1, 2004, Consumers expects to return to dispatching the Facility on an uneconomic basis, pursuant to the settlement orders. If such an event were to occur, such uneconomic dispatch could negatively affect MCV's financial performance by approximately $35 million per year, based upon projected spot gas prices of approximately $5.03/MMBtu. MCV is in discussions with Consumers regarding means to minimize the potential impact of high dispatch, but cannot predict whether those discussions will be successful or whether state regulatory approval, if required, can be obtained.

Capacity and Energy Payments Under the PPA. The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the "regulatory-out" provision). Until September 15, 2007, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the "regulatory-out" provision. MCV and Consumers entered into a settlement agreement, effective January 1, 1999 ("Settlement Agreement"), which resolves all of the previously disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts decision which may affect those issues or payments. The Settlement Agreement also provides that, not withstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW ("98.5% cap") on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts decision, which may affect this issue or payment. If Consumers transfers (subject to MCV's prior consent) its rights of up to 1240 MW of capacity and associated energy under the PPA to a third party for an extended period of time, the 98.5% cap will not apply except that the 98.5% cap is, in any event, reinstated on September 15, 2007. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the "regulatory out" provision to reduce capacity payments to MCV based upon the "availability caps" of 88.7% of the 1240 MW (both on and off peak) of contract capacity as provided for in the 915 MW settlement order and the 325 MW settlement order. Consumers and MCV are required to support and defend the terms of the PPA.

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

In June 2000, the State of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QFs (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permits utilities to securitize certain stranded costs including PPA charges.

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

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards "market" based pricing of electricity as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities that FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory "open access" to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to "functionally unbundle" transmission and separate transmission personnel from those responsible for marketing generation. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In July 2001, FERC issued a Notice of Proposed Rulemaking to establish a standard market design ("SMD") in order to remedy remaining undue discrimination in transmission and wholesale energy markets. The SMD requires all FERC jurisdictional transmission providers to transfer control of their transmission facilities to an independent transmission provider. The independent transmission provider will provide transmission service under a standardized tariff and administer market based wholesale energy markets for day-ahead and real-time sales. The SMD proposal has drawn strong criticism from certain State regulators and others asking Congress to block the proposal. This criticism has had the effect of delaying issuance of a final SMD rule. In addition, federal energy legislation is proposed from time to time with various provisions which could impact MCV. The SMD and/or federal legislation could impact MCV in selling electricity in the wholesale market. MCV management cannot predict the outcome of the SMD or the impact the SMD or federal legislation may have on MCV's business, if any, at this time.

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

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV's control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. During the first nine months of 2003, the Facility achieved an Efficiency Percentage of 47.3% and a Thermal Percentage of 19.9%.

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

Electric Industry Restructuring. As stated in Part 1, Item 2, "MD&A - Outlook", at both the state and federal level, efforts continue to restructure the electric industry. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying Consumers recovery of above-market PPA costs, MCV's cash flows may be negatively impacted, especially in the period after 2007. Over 90% of MCV's revenues come from sales pursuant to the PPA. MCV continues to monitor and participate in these matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. Any future adjustment to property, plant and equipment, if required, would result in a one-time negative earnings impact. At this time, MCV management cannot predict the outcome of these matters or the magnitude of any possible adjustment.

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

The FASB issued Derivative Implementation Group ("DIG") Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. During the fourth quarter of 2002, MCV removed the option component from three of the nine long term gas contracts discussed above, which should reduce the earnings volatility. MCV expects future earnings volatility on the six remaining long term gas contracts that contain volume optionality, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of approximately five years for these gas contracts. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. Since April 2002, MCV has recorded an additional mark-to-market gain of $15.6 million for these gas contracts for a cumulative mark-to-market gain through September 30, 2003 of $73.7 million, which will reverse over the remaining life of these contracts, ranging from 2004 to 2007.

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

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments are made up of investment securities held to maturity and as of September 30, 2003, have original maturity dates of approximately one year or less.

For MCV's debt obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates as of September 30, 2003. The interest rate reflects the fixed effective rate of interest of the financing arrangement:



                                                        Expected Maturity In
                               ------------------------------------------------------------------------
                                                                                                             Fair
                               2003     2004      2005      2006       2007        Thereafter     Total      Value
                              -----   --------  --------  --------   --------      ----------   ----------   -----

Debt:
Long term Debt Fixed
  Rate (in millions)          $  --   $  242.8  $  174.4  $  156.0   $  150.9      $  1,040.0   $  1,764.1    N/A
    Avg. Interest Rate           --        9.4%      9.4%      9.4%       9.4%            9.4%         9.4%


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

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from November 2003 to May 2007. The table presents the carrying amounts and fair values at September 30, 2003:



                                                             Expected Maturity in 2003/2007             Fair Value
                                                             ------------------------------             ----------
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy                                  3,311                                --
Weighted Average Price Long (per MMBtu)                                $  4.218                          $  4.797
Contract Amount ($US in Millions)                                      $  139.6                          $  158.8


See Part I, Item 1, "Condensed Notes to Unaudited Consolidated Financial Statements - Note 1" for a further discussion of associated risks and contingencies.


                         Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

MCV's management, including the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller, carried out an evaluation of the effectiveness of MCV's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such review of MCV's disclosure controls and procedures, the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller; have concluded that MCV's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         31.1 Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer, Vice
              President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer, Vice
              President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


b.)      Reports on Form 8-K

         Current report dated November 10, 2003 containing Item 12, "Results of Operations and Financial Condition," reporting MCV's 2003 third quarter and year-to-date earnings results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 MIDLAND COGENERATION VENTURE
                                                    LIMITED PARTNERSHIP
                                           -------------------------------------
                                                       (Registrant)


Dated:        November 13, 2003             /s/James M. Kevra
              -----------------            -------------------------------------
                                                      James M. Kevra
                                           President and Chief Executive Officer


Dated:        November 13, 2003            /s/James M. Rajewski
              -----------------            -------------------------------------
                                                      James M. Rajewski
                                                  Chief Financial Officer,
                                                Vice President and Controller

                               10-Q EXHIBIT INDEX




 EXHIBIT NO.           DESCRIPTION

 EX - 31.1    Certification of President and Chief Executive Officer
              Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002

 EX - 31.2    Certification of Chief Financial Officer, Vice
              President and Controller Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

 EX - 32.1    Certification of President and Chief Executive Officer
              Pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002

 EX - 32.2    Certification of Chief Financial Officer, Vice
              President and Controller Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002