Form 10-K
period 2003-12-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2004-03-01
CIK 869905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

Commission file number (Under the Securities Act of 1933) 33-37977

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

MICHIGAN	38-2726166

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 PROGRESS PLACE, MIDLAND, MICHIGAN	48640

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(989) 839-6000

Securities registered pursuant to Section 12(b) of the Act:

     NONE

Securities registered pursuant to Section 12(g) of the Act:

     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

PART I
Item 1. BUSINESS
A. General
B. The Facility
C. Major Issues Facing MCV
D. Contracts
E. Employees
F. Regulation
G. Environmental Matters
H. Overall Lease Transaction
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A. CONTROLS AND PROCEDURES
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Maintenance Services and Parts Agreement 01/22/03
Maintenance Services and Parts Agreement 03/21/03
MCV Senior Management Incentive Plan
President & Chief Executive Officer Certification
CFO, VP and Controller Certification
President & Chief Executive Officer Certification
CFO, VP and Controller Certification

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. BUSINESS

A.	General

In January 1987, Midland Cogeneration Venture Limited Partnership (“MCV”) was formed as a limited partnership to convert a portion of an uncompleted Consumers Energy Company (“Consumers”) nuclear power plant into a natural gas-fired, combined-cycle, cogeneration facility located in Midland County, Michigan (the “Facility”). The Facility commenced commercial operation in 1990 (the “Commercial Operation Date”) and is capable of generating approximately 1500 megawatts (“MW”) of electricity and approximately 1.5 million pounds of process steam per hour. The Facility is dependent upon natural gas for its fuel supply.

The Facility is a cogeneration facility, meaning that it sequentially produces electricity and useful thermal energy (steam) through an integrated system using a single fuel source. The Facility has been certified by the Federal Energy Regulatory Commission (“FERC”) as a qualifying cogeneration facility (“QF”) under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). As a QF, the Facility is exempt from various provisions of the Federal Power Act, as amended (the “FPA”), the Public Utility Holding Company Act of 1935, as amended (the “1935 Act”), certain state laws regarding rate, financial and organizational regulation, and is entitled to sell electric capacity and related energy to a public utility (such as Consumers) at such utility’s incremental cost of alternative electric energy, otherwise known as “avoided cost.” A utility’s “incremental cost of alternative electric energy” means, with respect to electric energy purchased from a QF, the cost to the electric utility of the electric energy (determined, at the option of the QF, at either the time of delivery or at the time the obligation is incurred) which, but for the purchase from such QF, such utility would generate or purchase from another source.

B.	The Facility

MCV’s principal business is the operation of the Facility and the sale of electric capacity and related energy (principally to Consumers), electricity and steam to The Dow Chemical Company (“Dow”) and steam to Dow Corning Corporation (“DCC”) produced at the Facility. The Facility is located on an approximately 1200-acre site that is leased from Consumers (the “Site”).

The Facility consists of the following:

•	12 gas turbine generators (“GTGs”);

•	12 heat recovery steam generators (“HRSGs”) which create steam using heat from the GTG exhaust;

•	A steam turbine (the “Unit 1 Steam Turbine”) capable of producing electricity from steam generated by the HRSGs;

•	A second steam turbine (the “Unit 2 Steam Turbine”) which serves as a backup to the Unit 1 Steam Turbine;

•	A back-pressure steam turbine;

•	Pollution control assets;

•	A 25-mile gas pipeline connecting interstate and intrastate gas pipeline systems to the Facility;

•	Pipelines to deliver steam to Dow and DCC; and

•	Various associated equipment and improvements.

Electricity is produced by the 12 GTGs, and the steam is produced by the 12 HRSGs using the heat from the GTG exhaust. The Unit 1 Steam Turbine is designed to produce electricity using the steam generated by the HRSGs and process steam that is provided to Dow and DCC. Improvements to the Facility have increased the net electrical generating capacity from approximately 1370 MW to 1500 MW. MCV purchases demineralized water from Dow. Electricity is sold by MCV to Consumers and other parties through an interconnect and to Dow through dedicated transmission lines.

C.	Major Issues Facing MCV

MCV faces several major issues crucial to its future success. These issues, briefly summarized here, are discussed more fully in the sections cross referenced below:

Electric Industry Restructuring. At both the state and federal level, efforts continue to restructure the electric industry. In 1997 and 1998, the Michigan Public Service Commission (“MPSC”) entered a series of orders, permitting customers to choose their power provider over a four-year phase-in period which started in 1999 (“Restructuring Orders”) (these orders are further described in Item 1, Section F, “Regulation — Michigan Electric Industry Restructuring Proceedings”). In addition, Michigan enacted restructuring legislation in June 2000. A significant issue to MCV is the potential for future regulatory denial of recovery by Consumers from its customers of above market costs Consumers pays MCV under the parties’ Power Purchase Agreement (“PPA”). Over 90% of MCV’s revenues come from sales pursuant to the PPA. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying Consumers’ recovery of above-market PPA costs, MCV’s cash flows may be negatively impacted, especially after 2007. See Item 1, Section F, “Regulation — Michigan Electric Industry Restructuring Proceedings and Federal Electric Industry Restructuring”, Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Outlook — Michigan Electric Industry Restructuring Proceedings and Federal Electric Industry Restructuring”, and Notes to Consolidated Financial Statements, Note 1, “The Partnership and Associated Risks”.

Energy Rate and Cost of Production. Since January 1992, MCV has experienced an overall reduction in the energy charges it is paid for electricity under the PPA, primarily due to declining coal costs at Consumers’ generating plants. In addition, MCV’s costs associated with production of electricity have continued to rise. These circumstances have negatively affected MCV’s cash flow. While MCV has the majority of its expected natural gas needs under contract for the next several years, sustained periods of high market gas prices could adversely affect MCV’s earnings and cash flow. See Item 1, Section F, “Regulation — MPSC and Other Proceedings Relating to Capacity and Energy Charges”, Item 1, Section D, “Contracts — Gas Supply Agreements,” Item 1, Section H, “Overall Lease Transaction”, and Item 7, “MD&A — Liquidity and Financial Resources”. In addition, MCV has credit exposure to suppliers who have entered into fixed price natural gas contracts with MCV. To the extent that the aforementioned suppliers fail to deliver natural gas under their fixed price contracts which are not backed by credit support requirements, and the cost to replace such gas is in excess of the contract rate, MCV could experience higher natural gas prices in the future. See Item 1, Section D, “Contracts — Credit Support Requirements for MCV’s Gas Arrangements”.

D.	Contracts

MCV’s material contracts are the PPA, which provides for the sale to Consumers of electric capacity and related energy; the Steam and Electric Purchase Agreement with Dow (“SEPA”), which provides for the sale of steam and electricity to Dow; the Steam Purchase Agreement with DCC (“SPA”), which provides for the sale of steam to DCC; gas supply, storage and transportation contracts with a number of companies; an agreement covering gas turbine inspection services and spare parts with Alstom Power Inc. (“Alstom”); and an agreement covering steam turbine inspection services and parts with General Electric Company (“GE”). On December 31, 2002, MCV entered into an agreement covering gas turbine inspection services and spare parts with General Electric International, Inc. (“GEII”). This agreement will replace the similar agreement with Alstom. MCV’s interests in all the foregoing contracts, except the SPA and the GEII agreement, have been assigned to the Owner Trustees, which in turn subassigned such contracts to MCV and granted a security interest in such contracts to the Note Trustees. See Item 1, Section H, “Overall Lease Transaction.” The

following is intended to summarize briefly certain provisions of such contracts and is qualified in its entirety by reference thereto.

Power Purchase Agreement

Under the PPA, Consumers contracted to purchase specified amounts (the “Contract Capacity”) of the Facility’s electric capacity until March 15, 2025 and thereafter subject to yearly extensions that are automatic in the absence of a termination notice from either party. Contract Capacity is 1240 MW/hour.

In allocating the available electrical output of the Facility, MCV must first satisfy Dow’s requirements under the SEPA before supplying power to Consumers.

Consumers has the right of first refusal to purchase any available electric capacity and related energy produced by the Facility in excess of Contract Capacity if MCV is willing to sell the same for a period of six months or longer. MCV is entitled to sell excess electric capacity and related energy to other electric utilities or third parties, and Consumers is required, if requested by such utilities or MCV, to transmit electrical energy for them subject to certain conditions.

Capacity charges are payable for available Contract Capacity, whether or not electricity is dispatched. The capacity charges for on-peak and off-peak power average 4.15 cents per available kilowatt hour (“kWh”); however, until September 15, 2007, the capacity charge may be reduced by Consumers to a level of no less than an average of 3.77 cents per kWh.

Energy charges are based on costs incurred by Consumers at certain of its coal-fired plants (i.e., those coal plants wholly or partially owned by Consumers having a net demonstrated capacity of at least 100 MW, available for generating electrical energy for not less than 5500 hours during the most recent year and having a capacity factor of at least 40% when connected to Consumers’ system and generating electrical energy).

Fixed Energy Charges. Like the capacity charges, fixed energy charges are payable for available kWhs of Contract Capacity. Fixed energy charges are adjusted each year based on a fuel inventory charge, administrative and general expenses and one-half of operation and maintenance expenses (excluding fuel) incurred at these plants during either the immediately preceding calendar year or the calendar year preceding that year depending on when the adjustment is being made. In 1995, an arbitrator ruled that, under the PPA, Consumers had the right to withhold that portion of fixed energy charges payable on the basis of energy available but not delivered since it was not permitted by the MPSC to collect such charges from its electric customers. See Item 1, Section F, “Regulation — MPSC and Other Proceedings Relating to Capacity and Energy Charges.”

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

The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the “regulatory-out” provision). Until September 15, 2007, however, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the “regulatory-out” provision. Consumers and MCV are required to support and defend the terms of the PPA. See Item 1, Section F, “Regulation — MPSC and Other Proceedings Relating to Capacity and Energy Charges.”

Under the PPA, MCV must provide assurances that it has adequate gas supplies under contract to generate at least 60% of the maximum annual output of Contract Capacity. Annually, MCV must provide at Consumers’

request continuing annual assurances of such capability for each succeeding five-year period. MCV believes it has adequate gas supplies under contract to satisfy its current PPA fuel assurance requirements. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. The portion of such capacity charges is a function of the percentage of unmet fuel needs and an increasing factor based on the number of consecutive months that capacity charges have been withheld. Assuming a 3.77 cents per kWh capacity charge, the maximum capacity charges, which could be withheld and escrowed under this provision, are as follows:

Maximum Possible
Consecutive Months That	Reduction in
MCV Fails to Provide	Capacity Charge
Adequate Continuing Assurance	(cents/kWh)

1-12.1885
13-24.5655
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

Consumers schedules all deliveries of electricity from the Facility to its system and is obligated to do so in a manner consistent with the safe and prudent operation of the Facility. As long as the annual availability of Contract Capacity equals or exceeds 75% of Contract Capacity, Consumers must purchase sufficient electrical energy from the Facility to achieve at least a 60% capacity factor on an annual basis. This purchase obligation decreases, based on a prescribed formula, if annual availability falls below 75% of Contract Capacity. Annual PPA availability has exceeded 98.5% since 1997.

Consumers must purchase a specified minimum amount of electrical energy at all times, except during emergencies on its system. MCV determines a minimum level of generation designed to assure that the Facility operates in a stable manner and that MCV meets its obligations to supply steam and electricity to Dow, but MCV cannot specify a minimum generating level which exceeds 350 MW. Outages, other than forced outages, are to be scheduled to accommodate Consumers’ requirements to the extent MCV deems practicable.

MCV is obligated to have the Facility inspected at least once each year by a consulting engineer selected by it from a list of engineering firms approved by Consumers. The annual inspection includes, at a minimum, all equipment, structures, operating procedures and maintenance practices necessary for the generation and delivery of energy to Consumers. Upon completion of an annual inspection, the consulting engineer must promptly issue a written report. Any recommendations in this report regarding equipment, structure and maintenance practices, which have been approved by MCV’s management, must be implemented within a specified period of time. In its April 2003 report, Cummins & Barnard, Inc., the consulting engineer, found no specific issues that MCV should take under advisement or act upon. With regard to the most recent inspection, MCV expects to receive the report by the end of April 2004 and does not anticipate any substantial problems or requirements for plant modifications.

In 1997, Consumers informed MCV of several other potential payment issues it would pursue, pursuant to the “regulatory out” and other provisions of the PPA. These issues related to Consumers’ special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers’ dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it did not believe that MCV could use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers had also indicated that they would take a similar position on the incremental energy and capacity resulting from MCV’s installation of 11NM upgrade packages on the GTGs (collectively the “Disputed Issues”). MCV and Consumers entered into a settlement agreement (“Settlement Agreement”), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement) all of the previously Disputed Issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts’ decision which may affect those issues or payments. The Settlement Agreement also provides that, notwithstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW (“98.5% cap”) on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts’ decision, which may affect this issue or payment. Provided, however, that if Consumers transfers (subject to MCV’s prior consent) its rights of up to 1240 MW of capacity and associated energy under the PPA to a third party for an extended period of time, the 98.5% cap will not apply except that the 98.5% cap is, in any event, reinstated on September 15, 2007. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the “regulatory out” provision to reduce capacity payments to MCV based upon the “availability caps” of 88.7% of the 1240 MW (both on and off peak) of contract capacity as provided for in the 915 MW Settlement and the 325 MW Settlement. See Item 1, Section F, “Regulation — MPSC and Other Proceedings Relating to Capacity and Energy Charges.” The Settlement Agreement has not materially affected MCV’s earnings and cash flows.

MCV currently delivers its electric power to purchasers through transmission lines owned and operated by Trans-Elect, Inc. (“Trans-Elect”). Such lines were previously owned by Consumers. MCV and Consumers previously entered into the Facilities Agreement which provides for transmission service of excess capacity and energy available at the Facility. The sale of the transmission facilities to Trans-Elect does not change, in any respect, the contractual relationship and obligations of Consumers under the Facilities Agreement. Trans-Elect is serving as Consumers’ agent to perform Consumers’ obligations under the Facilities Agreement.

Steam and Electric Power Agreement; Related Dow Agreements

SEPA. Pursuant to the SEPA, Dow has agreed to purchase steam from the Facility for an initial term of 25 years from the Commercial Operation Date and to purchase electricity from the Facility for 15 years (any electricity to be purchased thereafter at Dow’s option, although MCV remains obligated to make certain amounts of electricity available for an additional 10 years). The SEPA is subject to automatic extensions for up to 10 additional years after its 25-year term in the absence of a three-year notice of termination from either party.

In any year, MCV is not obligated to deliver more than 691,900 pounds of steam per hour and 60 MW of electricity on an annual average basis except as Dow may increase its entitlement as discussed below. Dow has agreed to take as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect). However, Dow’s obligation with respect to minimum annual steam purchases is an average of 440,000 pounds per hour (less amounts supplied by certain standby facilities owned by Dow and less 50% of amounts purchased by any other steam customers of MCV) and is binding only for the initial 25-year term of the SEPA.

Dow may increase its steam or electricity entitlement to 110% of the steam or electricity delivered in the previous 12-month period, plus any steam or electricity required by any addition to or modification of the Dow plant, provided that any increase above an annual average of 1,000,000 pounds of steam per hour or 75 MW of electricity requires MCV’s consent. MCV, however, may be required, on an instantaneous basis, to deliver steam at a rate of up to 135% of the maximum annual average hourly quantity of steam or to deliver power at a rate up to 20 MW greater than the applicable annual average. In 1997, Dow increased its electric entitlement to 67.75 MW/hr; no such increase has since been requested.

Under the SEPA, there is a base charge for steam and electricity which is subject to adjustment each quarter based on changes in MCV’s fuel costs, producer price for capital equipment and certain compensation per hour indices. Dow also has the option under the SEPA and subsequent amendments, to provide the gas necessary to generate Dow’s take of steam and electricity (“toll”). Under the provisions of the SEPA, Dow receives a billing credit of 5/8 of its steam and electric charges in exchange for Dow purchasing the natural gas for MCV.

In order to assure reliable steam for the Dow plant, Dow owns and maintains standby facilities, which are not part of the Facility (the “Standby Facilities”). The SEPA amendment also provided that Dow would retire certain of the Standby Facilities located on the MCV site and reduce the annual standby fees payable to Dow to $350,000 per year. This fee is subject to the same indexing adjustments each quarter as the base steam charge. In addition, the fee charged by Dow for each use of the Standby Facilities, necessitated when MCV fails to deliver steam under the SEPA is $150,000.

The terms of the SEPA provide that Dow may terminate the SEPA if one or more “contract outages” occur for a cumulative period greater than 24 hours in any year, provided that a single outage of more than 24 consecutive hours but less than 72 consecutive hours will not give rise to a right of termination unless another such contract outage has occurred within the previous 60 months.

A “contract outage” generally occurs when MCV fails to deliver minimum operation steam (i.e., an hourly flow rate of at least 75% of the then current rate), or fails to meet pressure specifications after having failed to deliver steam for 15 consecutive minutes, or fails to meet pressure and quantity specifications after having failed to deliver steam for seven consecutive days, except in each case as a result of scheduled maintenance outages, outages forced at Dow’s request or resulting from Dow’s failure to provide demineralized water or waste water treatment services or outages caused by an event of force majeure lasting no more than two years. Steam provided to Dow from the Standby Facilities is treated as steam delivered by MCV for this purpose. For such a contract outage to occur, more than ten of the Facility’s GTGs would have to be out of service at the same time that Dow’s Standby Facilities are unavailable.

The SEPA and various backup agreements among MCV, Consumers and Dow contain various provisions designed to assure a continuous supply of steam and electricity to Dow in the event the SEPA is terminated.

Dow Facilities and Demineralized Water. Dow owns the electrical transmission lines, which carry electricity from the Facility to the Dow plant. Dow also owns certain steam and demineralized water lines which are used in the operation of the Facility, and which have been leased by Dow to MCV. Dow has contracted to provide MCV sufficient demineralized water to meet the Facility’s requirements until 30 months after MCV’s obligation to supply steam to Dow ceases.

Steam Purchase Agreement

In 1995, MCV entered into the SPA with DCC which provides that MCV construct, own and operate a steam line and appurtenant equipment to serve steam to DCC’s Midland plant. DCC has agreed to purchase steam from MCV for an initial term of fifteen years with automatic year-to-year renewals thereafter. The steam MCV provides DCC must meet operational and content specifications. The provision of steam to DCC is subject to Dow’s first preference to the steam under the SEPA. MCV began supplying steam to DCC in July 1996. The parties have certain termination rights after the declared in service date but may be subject to penalties or damages for such termination.

Gas Supply Arrangements

The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility’s operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA, and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts.

MCV has a portfolio of long term natural gas purchase contracts (contracts that provide for gas purchases for a term of greater than one year), having remaining terms of 1 to 10 years, with U.S. and Canadian suppliers for an annual average maximum supply of natural gas for 2004 of 227,561 MMBtu/day. As of January 1, 2004, no single gas contract accounts for more than 16.1% of MCV’s portfolio, though, El Paso Corporation (“El Paso”) and its subsidiaries now account for 38.1% of MCV’s portfolio. Gas contracts with U.S. suppliers provide for a 2004 annual average purchase of 149,423 MMBtu/day, while gas contracts with Canadian suppliers provide for the purchase of 78,138 MMBtu/day. In addition to purchasing natural gas under long term contracts, MCV also purchases gas under short term (“spot”) agreements for a term of less than one year. During 2003, MCV’s gas purchases were supplied 88% from long term gas contracts and 12% from spot gas contracts.

MCV Gas Under Contract
Annual Average For Each Year
Maximum Daily Quantity (MMBtu/Day)

Year	Fixed Price	Indexed Price	Floating Price	Total

2004	67,923	110,638	49,000	227,561
2005	80,000	61,695	96,836	238,531
2006	74,164	59,156	105,345	238,665
2007	54,329	16,000	141,367	211,696
2008	46,000	7,500	122,000	175,500
2009	36,000	7,500	120,329	163,829
2010	36,000	7,500	94,151	137,651
2011	36,000	4,863	47,000	87,863
2012	32,667	2,667	43,500	78,834
2013	—	—	3,395	3,395

The pricing for the above contracted volumes are defined as follows:

Fixed Price	Individual contracts utilize either a fixed price through life of contract or a fixed price with fixed escalator.

Indexed Price	Individual contracts utilize either a fixed price with an escalator tied to the energy index based on Consumers’ charges under the PPA or an amount based on a combination of a fixed with escalator and fixed with energy escalator.

Floating Price Mercantile	A price tied to (1) the Henry Hub gas contract on the New York Exchange for the month gas is purchased or (2) the Alberta, Canada price as published in the Canadian Gas Price Reporter.

Current U.S. Long Term Gas Contracts. The U.S. long term gas contracts provide for either a dedication of reserves, corporate guarantee or warranty of deliverability. Under a dedication of reserves, specific reserves are dedicated to fulfill the supplier’s obligations and under a corporate guarantee, reserves are not dedicated but generally MCV is indemnified for the cost of purchasing supplies elsewhere if the gas is not delivered as warranted.

Some of the U.S. long term gas contracts contain “take-or-pay” provisions obligating MCV to purchase at least a specified percentage (generally 75% to 100%) of the minimum daily quantity (“MDQ”) to which MCV is entitled under the contract, unless such failure is due to force majeure, failure of the gas to meet quality standards or, in some cases, failure of the supplier to deliver the quantity nominated by MCV. If, over the course of a contract year, MCV has a take deficiency, it must make a deficiency payment that is based, in most cases, on the product of the take deficiency and either all or some percentage of the contract price. In addition, under some of the U.S. long term gas contracts, the producer may terminate the contract if, for reasons other than force majeure, MCV fails to purchase a specified percentage of the MDQ (generally between 50 and 100%) within a specified period (generally 120 days). Some U.S. long term gas contracts allow a “make-up period” ranging from one to five years to make up the deficiency.

Most U.S. long term gas contracts provide that MCV has the right to terminate upon 20 days’ written notice if the supplier, for any reason other than force majeure, fails to provide a specific percentage of the requested volumes of gas for a period of at least 120 consecutive days. MCV may terminate two other U.S. long term gas contracts upon 30 days’ written notice if the producer, for any reason, including force majeure, fails to deliver 500 Mcf/day for a period of four consecutive months.

Current Canadian Long Term Gas Contracts. All Canadian long term gas contracts (“Canadian contracts”) warrant the delivery of quantities requested by MCV up to the MDQ, subject to force majeure, and in one case, a 2% tolerance is allowed. Subject to MCV’s obligation to mitigate, Canadian suppliers have agreed to indemnify MCV for the Facility’s replacement gas costs, excluding indirect or consequential damages or loss of profit, for any breach of this supply warranty. One producer may be relieved of its supply warranty under certain circumstances if its ratio of remaining reserves to annual production is ten.

Prices under most of the Canadian contracts are based on reference prices indexed to Consumers’ energy charges under the PPA, subject in some instances to floor prices below which the reference price cannot fall, and are denominated in U.S. dollars. All the Canadian contracts provide for deliveries at the international border near Emerson, Manitoba.

In addition to an amount per MMBtu based on the quantity of gas actually delivered (the “Commodity Charge”), under most of the Canadian contracts MCV is required to pay a monthly charge whether or not MCV buys any natural gas (the “Demand Charge”) to each Canadian supplier. This Demand Charge covers the transportation charges incurred by the Canadian suppliers to have transportation capacity for the MDQ available to the U.S.-Canada border. To the extent that MCV takes less than 100% of the MDQ from its Canadian contracts, gas costs per unit taken by MCV increase because Demand Charges are being paid for the quantity of gas not being taken. Two contracts provide discounts to the Commodity Charge where monthly takes are in excess of 85% of MDQ.

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

Under most of the Canadian contracts, if a Canadian supplier under delivers to MCV in any month, subject to certain force majeure provisions, the contract price is reduced by a proportionate share of the Canadian and U.S. transporters’ Demand Charges. Further, if a Canadian supplier fails, for reasons other than force majeure, to deliver 90% of quantities requested up to the MDQ over any 120 consecutive day period then, in most cases following a cure period, MCV can reduce the MDQ or, under certain circumstances, terminate the agreement. If the MDQ is reduced, MCV can request the Canadian supplier to assign to it, to the extent permitted, the quantity of firm transportation capacity on Canadian transporters that corresponds to the reduction in MDQ. One of the Canadian suppliers may terminate its contract if MCV fails to take specified percentages of the MDQ.

Gas Transportation and Storage Arrangements

The location of the Facility permits gas to be transported over a number of U.S. interstate pipelines. MCV has signed long term transportation contracts with four of these pipelines: ANR Pipeline Company (“ANR”); Panhandle Eastern Pipe Line Company (“Panhandle”); Trunkline Gas Company (“Trunkline”); and Great Lakes Gas Transmission Company (“Great Lakes”). ANR and Great Lakes are affiliates of El Paso. Panhandle and Trunkline were previously owned by CMS Energy Corporation (“CMS Energy”), the parent company of Consumers. On June 11, 2003, CMS Energy closed on the sale of Panhandle and Trunkline to Southern Union Pipeline. No change in rates or services under MCV’s contracts with these companies occurred as a result of this sale. In addition, certain of the gas suppliers arrange with pipelines for the gathering and transportation of gas from their supply sources to the interconnection points with the major interstate pipelines with which MCV has contracts.

MCV originally entered into long term transportation arrangements with two connecting pipelines which link the Facility and its own pipeline to these interstate pipelines: Michigan Gas Storage Company (a subsidiary of Consumers) and Consumers. In November 2002, Consumers combined the operations of Michigan Gas Storage Company and Consumers. As a result of this combination, MCV’s service is now provided under one agreement. No change in rates or service occurred under the consolidation of these service agreements. Michigan gas produced by suppliers is currently transported to Consumers’ pipeline system by the supplier under contracts the suppliers have with MichCon Gathering Company (previously Michigan Consolidated Gas Company) (“MichCon”), on the MichCon pipeline system in northern Michigan.

The remaining terms of MCV’s agreements with the U.S. transporters range from less than 1 to 21 years. The transportation rates of ANR, Panhandle, Trunkline and Great Lakes are subject to FERC regulation.

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

Credit Support Requirements for MCV’s Gas Arrangements

Many of MCV’s gas supply contracts have credit support requirements that can be triggered by changes in the financial condition of MCV or the gas supplier, price changes in the forward gas market or the quantity of gas purchases. As of December 31, 2003, MCV was not supplying any credit support in the form of cash or letters of credit for any gas supply agreements. MCV was holding on December 31, 2003, letters of credit totaling $116.6 million from two gas suppliers as collateral support for specific MCV long term gas agreements.

A number of MCV’s gas supply agreements have parent guarantees that are supplied by the corporate parents of the entity that is a party to the MCV gas contract. The MCV Partners guarantee none of MCV’s gas supply agreements.

MCV hedges gas with NYMEX contracts that have both initial and variation margin requirements. As of December 31, 2003, MCV held 3,559 NYMEX contracts and had provided $20.9 million in margin requirements to support the acquisition of the aforementioned NYMEX contracts.

MCV also hedges gas with NYMEX commodity swaps and Alberta Energy Company (“AECO”) basis swaps. As of December 31, 2003, MCV had positions totaling 6.4 bcf of NYMEX commodity swaps and .9 bcf of AECO basis swaps in place. These contracts have credit support requirements that can be triggered by changes in the financial condition of MCV or the counterparty and price changes in the forward gas market. As of December 31, 2003, MCV was not supplying any credit support in the form of cash or letters of credit for these swap arrangements.

In addition, MCV also has credit support requirements in connection with its gas transportation contracts. The present tariff provisions in MCV’s gas transportation contracts provide that credit support can be required based on the credit worthiness of the holder of the contract. As of December 31, 2003, MCV had not been required to provide any credit support for its gas transportation contracts.

Gas Turbine Service Agreement

Under a service agreement between MCV and Alstom, as amended, (the “Service Agreement”), Alstom sold MCV spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV’s request. The Service Agreement, commenced on January 1, 1990, and was set to expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009. Alstom did not assure any level of performance by the GTGs in the Service Agreement but warrants all repairs made by it pursuant to the Service Agreement.

The Service Agreement is terminable (i) if either Alstom or MCV fails to perform the duties outlined under the Service Agreement, at the option of the other party; (ii) at MCV’s option, if MCV is unable to operate the Facility for 60 consecutive days due to force majeure or at MCV’s option for convenience. Upon cessation of the force majeure, the Service Agreement may be reinstated by either party upon 60 days’ notice, together with a remobilization fee. Upon termination of the Service Agreement (except for nonperformance by Alstom), MCV must pay a cancellation payment as discussed below.

MCV and Alstom amended the Service Agreement effective December 31, 1993 under which Alstom provides hot gas path parts for MCV’s twelve gas turbines through the fourth series of major GTG inspections, which were completed in 2002. In January 1998, MCV and Alstom amended the length of the Service Agreement to extend through the sixth series of major GTG inspections, which were expected to be completed by year-end 2008, for a lump sum fixed price covering the entire term of the amended Service Agreement of $266.5 million (in 1993 dollars, which is adjusted based on exchange rates and Swiss inflation indices), payable on the basis of operating hours as they occur over the same period. The amendment is severable and may be terminated separately from the Service Agreement. If the Service Agreement, as amended, is terminated without cause, MCV must pay a cancellation payment of approximately $5.8 million. MCV terminated the Service Agreement, as amended, in February 2004, for cause.

MCV signed a new maintenance service and parts agreement with GEII, effective December 31, 2002 (“GEII Agreement”). GEII will provide maintenance services and hot gas path parts for MCV’s twelve GTG’s under terms and conditions similar to the MCV/Alstom Service Agreement, as described above. The GEII Agreement will cover four rounds of major GTG inspections, which are expected to be completed by the year 2015, at a savings to MCV as compared to the Service Agreement with Alstom. The GEII Agreement is expected to replace the current Alstom Service Agreement commencing July 1, 2004. The GEII Agreement can be terminated by either party for cause or convenience. Should termination for convenience occur, a buy out amount will be paid by the terminating party with payments ranging from approximately $19.0 million to $.9 million, based upon the number of operating hours utilized since commencement of the GEII Agreement.

Steam Turbine Service Agreement

MCV entered into a nine year Steam Turbine Maintenance Agreement with GE effective January 1, 1995, which is designed to improve unit reliability, increase availability and minimize unanticipated maintenance costs. Effective February 1, 2004, MCV and GE amended this contract to extend its term through August 31, 2007. MCV is to make monthly payments over the life of the contract totaling $22.3 million (subject to escalation based on defined indices). The parties have certain termination rights without incurring penalties or damages for such termination. Upon termination, MCV is only liable for payment of services rendered or parts provided prior to termination.

Gas Turbine Generator Compressor Blade Agreement

MCV entered into an agreement with MTS Machinery Tools & Services AG (“MTS”), in January 2002. Under this agreement MTS redesigned and will manufacture and install new design compressor blades for MCV’s GTG’s, which is expected to increase the overall electrical capacity and efficiency of each GTG. MCV has purchased three sets of such blades and has the option to purchase an additional nine sets. The first set of new compressor blades was installed in the second quarter of 2003, for approximately $4.2 million. At this time, an additional two sets have been ordered at a cost of $4.1 million.

E.	Employees

As of March 1, 2004, MCV had 128 employees. Fifty-three of MCV’s employees are members of the Utility Workers Union of America, AFL-CIO Local 564 (the “Union”), and are subject to the terms of a collective bargaining agreement between MCV and the Union. MCV and the Union signed a five-year agreement effective March 1, 2004, with a wage reopener in each of the last two years. MCV believes that its relationship with its employees is good.

F.	Regulation

Introduction

MCV and the Facility are not subject to most state and federal public utility laws and regulations. The following is a discussion of the principal regulatory proceedings and issues which could have an impact on MCV and/or the Facility.

QF Certification

In order to be a QF under PURPA and to maintain this status, not more than 50% of the “equity interest” in a facility may be owned by electric utilities or their affiliates. In addition, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input) of at least 45% (the “Efficiency Percentage”). However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the required Thermal and Efficiency Percentages have been achieved. During 2003, a Thermal Percentage of 21.0% and an Efficiency Percentage of 47.4% were achieved.

The Facility’s QF certification by FERC became effective when portions of the Facility were first synchronized to Consumers’ system in June 1989. As the operator of a QF, MCV (and the Facility) are exempt from various provisions of the FPA and the 1935 Act and from certain state laws and regulations respecting rate, financial and organizational regulation of public utilities. On January 31 and March 1, 1990, FERC recertified the Facility as a QF in the context of an ownership structure in which MCV owns the Facility and in the context of a leveraged lease transaction in which the Facility is owned by Owner Trustees on behalf of institutional investors. In 1997, 1998, 2000, 2001 and 2003, MCV filed Notices of Self-Recertification with the FERC to reflect changes in the configuration and equipment of the Facility, and changes in MCV Partnership ownership (which changes did not result in a change in the percentage of utility ownership). See Item 7, “MD&A — Outlook — Maintaining QF Status.”

MPSC and Other Proceedings Relating to Capacity and Energy Charges

Background. The PPA contains a “regulatory out” provision which permits Consumers, under certain conditions, to reduce the capacity and/or energy charges payable to MCV and/or to receive refunds of capacity and/or energy charges paid to MCV under the PPA if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA. Until September 15, 2007, however, the PPA further provides that Consumers may not reduce the average capacity charge below 3.77 cents per kWh notwithstanding the MPSC’s failure to approve either the amount of capacity Consumers has agreed to purchase from MCV under the PPA or the capacity charge specified in the PPA for such purchase.

Energy charges payable by Consumers under the PPA are separate and distinct from the capacity charge in that no 17-1/2 year protection against the exercise of the “regulatory out” provision for energy charges is provided for in the PPA. Although prior approval of energy charges is not required or provided for under Michigan law, the MPSC has asserted the authority to disallow Consumers’ recovery of a portion of such energy charges paid to MCV. Any disallowance by the MPSC of Consumers’ ability to pass energy charges through to its customers could, pursuant to the “regulatory out” provision of the PPA, result in a reduction or refund of the fixed and variable portions of the energy charge under the PPA.

MPSC and Other Proceedings. In September 1987, in order to obtain a 17-1/2 year rate protection provided under Michigan law, known as Act 81, MCV requested MPSC approval of the capacity rate provided for in the PPA. During the pendency of this matter, Consumers, MPSC staff and others negotiated a revised settlement proposal, which was submitted to the MPSC for approval (“Revised Settlement Proposal”).

In a 1993 order (the “915 MW Settlement”), the MPSC approved with modifications the Revised Settlement Proposal. Generally, the 915 MW Settlement approved cost recovery of Consumers from its rate payers of 915 MW of MCV capacity subject to certain “availability caps” associated with on-peak and off-peak periods of time each day (beginning on January 1, 1998, the “availability caps” were 88.7% of 915 MW both on and off peak) and recovery of energy payments based on coal proxy prices (the formula in the PPA). However, instead of capacity and fixed energy payments being based on “availability” as provided in the PPA, the 915 MW Settlement provided for recovery of such payments on an energy “delivered” basis. The MPSC did not order that the PPA be modified to conform with the cost recovery approved in the 915 MW Settlement. However, the MPSC found that since the capacity charges approved for recovery under the Revised Settlement Proposal would not be reflected in the PPA, approval for the purposes of Act 81 could not be extended to those capacity charges. The MPSC did indicate in its order, however, that its 915 MW Settlement would be implemented for rate-making purposes in 1993 and subsequent years. Opponents to the Revised Settlement Proposal unsuccessfully filed appeals of the 915 MW Settlement which is now final.

In connection with a dispute between MCV and Consumers regarding the payment of certain fixed energy charges which stemmed from the Revised Settlement Proposal, on December 10, 1993, Consumers made a written irrevocable offer of relief (“Offer of Relief”) to MCV. The Offer of Relief was for the purpose of facilitating the sale of Senior Secured Lease Obligation Bonds, issued in connection with the financing of the Overall Lease Transaction (See Item 1, Section H, “Overall Lease Transaction”) and held by Consumers. Pursuant to the Offer of Relief, which was rendered final and irrevocable on December 28, 1993, Consumers committed to pay MCV the fixed energy charges on all energy delivered by MCV from the block of Contract Capacity above 915 MW. Consumers did not commit to pay MCV for fixed energy charges on energy delivered above the “caps” established in the 915 MW Settlement up to 915 MW. This unilateral commitment, which became effective as of January 1, 1993, to pay fixed energy charges on delivered energy from the block of Contract Capacity above 915 MW will expire on September 15, 2007.

In 1993, Consumers exercised its rights under the PPA to obtain a determination through arbitration proceedings of whether Consumers could exercise the “regulatory out” provision of the PPA in view of Consumers’ acceptance of the 915 MW Settlement. In a Final Order issued in 1995, the arbitrator ruled that Consumers may withhold the fixed energy charges for available but undelivered energy, as well as for energy delivered between the “caps” contained in the 915 MW Settlement and 915 MW.

In 1995, Consumers and the MPSC staff asked the MPSC to approve a settlement agreement (“325 MW Settlement”) which proposed approving recovery by Consumers from its ratepayers of an additional 325 MW of capacity purchased from MCV beginning January 1, 1996 through the term of the PPA. The costs recovered for this 325 MW of MCV Contract Capacity was essentially the same as the 915 MW Settlement already approved by the MPSC after a phase in of the capacity rate between 1996 and 2004 including the same “availability caps” as the 915 MW Settlement. On November 14, 1996, the MPSC approved, with modifications not material to MCV, the 325 MW Settlement effective January 1, 1996 (“325 MW Settlement”).

In 1997, Consumers informed MCV of several other potential payment issues it would pursue, pursuant to the “regulatory out” and other provisions of the PPA. These issues related to Consumers’ special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers’ dispatch) and energy delivered in the band width (energy delivered above dispatch, within certain limits). In addition, Consumers notified MCV that it did not believe that MCV could use the approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers had also indicated that they would take a similar position on the incremental energy and capacity resulting from MCV’s installation of 11NM upgrade packages on the GTGs (collectively the “Disputed Issues”). MCV and Consumers entered into a settlement agreement (“Settlement Agreement”), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement) all of the previously Disputed Issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts’ decision which may affect those issues or payments. The Settlement Agreement also provides that, notwithstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW (“98.5% cap”) on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts’ decision, which may affect this issue or payment; provided, however, that if Consumers transfers (subject to MCV’s prior consent) its rights of up to 1240 MW of capacity and associated energy under the PPA to a third party for an extended period of time, the 98.5% cap will not apply except that the 98.5% cap is, in any event, reinstated on September 15, 2007. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the “regulatory out” provision to reduce capacity payments to MCV based upon the “availability caps” of 88.7% of the 1240 MW (both on and off peak) of contract capacity as provided for in the 915 MW Settlement and the 325 MW Settlement. The Settlement Agreement has not materially affected MCV’s earnings and cash flows.

In July 2000, in response to rapidly escalating natural gas prices and since Consumers electric rates were frozen, MCV entered into transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to the 915 MW Settlement and the 325 MW Settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). On February 12, 2004, MCV and Consumers entered into a Resource Conservation Agreement (“RCA”) which, among other things, provides that Consumers will economically dispatch MCV, if certain conditions are met. Such dispatch is expected to reduce electric production from what would have occurred under the Forced Dispatch, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA further provides for the parties to enter into another agreement implementing the terms of the RCA including the sharing of savings realized by not having to generate electricity. The RCA is subject to MPSC approval and MCV and Consumers must accept the terms of the MPSC order as a condition precedent to the RCA becoming effective. The MPSC has not yet acted upon Consumers’ application for approval of the RCA. MCV cannot predict the outcome of the MPSC proceedings necessary to effectuate the RCA.

Michigan Electric Industry Restructuring Proceedings

The MPSC issued orders in 1997 and 1998 (collectively the “Restructuring Orders”). The Restructuring Orders provide for a transition to a competitive regime whereby electric retail customers would be able to choose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandated that utilities “wheel” third-party power to the utilities’ customers. An issue involved in restructuring, which could significantly impact MCV, is stranded cost recovery. The Restructuring Orders allow recovery by utilities (including Consumers) of net stranded costs, which include capacity charges from QFs, including MCV, previously approved by the MPSC, incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (including MCV’s PPA) is limited to customers who chose an alternative power supplier and are only paid for the period 1998 through 2007 (MCV’s PPA expires in 2025). Customers who chose to remain power supply customers of Consumers will continue to pay capacity charges as part of rates charged by Consumers, subject to MPSC rate regulation. The Restructuring Orders do not otherwise specifically address the recovery of PPA capacity charges after 2007. MCV, as well as others, filed appeals in state and federal courts challenging the Restructuring Orders. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow recovery of PPA charges (capacity and energy) by Consumers and, therefore, MCV’s issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. This order is now final.

In June 2000, the State of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QF’s (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permitted utilities to securitize certain stranded (transition) costs including PPA charges.

In MCV’s federal court challenge to the Restructuring Orders, the U.S. District Court granted summary judgment to MCV declaring, among other things, that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or “stranded costs”) to be paid to MCV under PURPA pursuant to the PPA. In June 2001, the United States Court of Appeals (“Appellate Court”) vacated the U.S. District Court’s summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties’ dispute is hypothetical at this point in time and the QFs’ (including MCV) claims are premised on speculation about how an order might be interpreted in the year 2007 or beyond by a future MPSC.

Federal Electric Industry Restructuring

FERC has jurisdiction over wholesale energy sales and is moving towards “market” based pricing of electricity as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities that FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory “open access” to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to “functionally unbundle” transmission and separate transmission personnel from those responsible for marketing generation. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In July 2001, FERC issued a Notice of Proposed Rulemaking to establish a standard market design (“SMD”) in order to remedy remaining undue discrimination in transmission and wholesale energy markets. The SMD requires all FERC jurisdictional transmission providers to transfer control of their transmission facilities to an independent transmission provider who will provide transmission service under a standardized tariff and administer market based wholesale energy markets for day-ahead and real-time sales. The SMD proposal has drawn strong criticism, the effect of which has been delaying the issuance of a final SMD rule. In addition, federal energy legislation is proposed from time to time with various provisions which could impact MCV. The SMD and/or federal legislation could impact MCV in selling electricity in the wholesale market. MCV management cannot predict the outcome of the SMD or the impact the SMD or federal legislation may have on MCV’s business, if any, at this time.

Other Regulatory Issues

MCV has been granted a permanent exemption from the Power Plant and Industrial Fuel Use Act of 1978, as amended, relating to the use of natural gas as its primary energy source. This exemption permits MCV to consume gas without restriction as to hours of operation or the capacity of the Facility to consume an alternate fuel.

The Canadian long term gas contracts require permits from both Canadian and U.S. authorities. All of the suppliers have received approval from Canadian provincial authorities to lift and remove sufficient gas volumes to meet MCV’s current contract requirements and from the National Energy Board (“NEB”) to export these volumes. The U.S. long term gas contracts are not subject to regulatory approvals.

G.	Environmental Matters

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

Environmental Indemnity Agreements. CMS Energy has executed environmental indemnity agreements in favor of the Senior Bond Trustee, the Subordinated Bond Trustee, the Tax-Exempt Trustee (all as defined in “Overall Lease Transaction”), MCV and the holders, from time to time, of the Bonds. Pursuant to these indemnity agreements, CMS Energy has agreed to indemnify these parties and certain related parties against all expense, damage and liability incurred by them, which is caused by certain classes of environmental matters to the extent these occurred at the Site before June 15, 1990 (with certain exceptions). These matters include (i) the presence of any environmentally hazardous materials at the Site, (ii) any environmentally hazardous activity at the Site and (iii) any event which is a violation of environmental laws affecting the Site (including amendments and supplements to such laws whenever enacted except, in the case of such enactments after June 15, 1990, to the extent they would require installation or modification of equipment). CMS Energy has entered into a similar environmental indemnity agreement for the benefit of the Owner Trustee (in its individual and trust capacities), the Owner Participants (as defined in “Overall Lease Transaction”) and certain related parties. In the agreement in favor of MCV, payments by CMS Energy are subject to a deductible of $20,000 per occurrence and $240,000 in the aggregate. The agreement in favor of MCV terminates when all the Senior Bonds (as defined in “Overall Lease Transaction”) have been paid in full and all the holders of the Bonds (as defined in “Overall Lease Transaction”) have been paid all amounts owed under the general indemnity in the Participation Agreements, except that such indemnity shall not terminate with respect to certain rights arising prior to such final payment.

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

H.	Overall Lease Transaction

General

Permanent financing for the Facility has been provided through five separate but contemporaneous sale and leaseback transactions (the “Overall Lease Transaction”), pursuant to which MCV sold undivided interests in all of the fixed assets comprising the Facility to the Owner Trustee under five separate owner trusts (the “Owner Trusts”) established for the benefit of certain institutional investors (“Owner Participants”). U.S. Bank National Association (formerly known as State Street Bank and Trust Company) serves as Owner Trustee under each of the Owner Trusts (in each such capacity, an “Owner Trustee” and, collectively, the “Owner Trustees”). Each Owner Trustee leases its undivided interest in the Facility to MCV under one of five separate leases, each having a 25-year base term (the “Basic Lease Term”) commencing in 1990.

Each purchase of an undivided interest in the Facility by an Owner Trustee and the lease of such undivided interest back to MCV constitutes a separate transaction (each, a “Lease Transaction”). The undivided interests are in varying “undivided interest percentages” ranging from approximately 4.4% to 75.5%. Each Lease Transaction was effected through separate, but substantially identical, documents relating to a particular undivided interest, including a Trust Agreement pursuant to which the Owner Participant established the Owner Trust with the Owner Trustee and authorized the Owner Trustee to hold title to its undivided interest on its behalf and lease the same to MCV (each a “Trust Agreement”), a Participation Agreement pursuant to which MCV, the Owner Participant, the Owner Trustee and the various other parties to such Lease Transaction agreed to the terms and conditions thereof (each, a “Participation Agreement”), a Lease Agreement pursuant to which the Owner Trustee leases the undivided interest to MCV (each, a “Lease”) and two separate Trust Indentures pursuant to which the Owner Trustee issued Senior Notes (as defined in this Item 1, Section I, “Overall Lease Transaction — The Lease Funding”) (each, a “Senior Note Indenture”) and Subordinated Notes (as defined in this Item 1, Section I, “Overall Lease Transaction — The Lease Funding”) (each, a “Subordinated Note Indenture” and, together with the Senior Note Indentures, the “Note Indentures”). The Bank of New York (formerly known as United States Trust Company) and Wachovia Bank National Association (formerly known as First Union National Bank) are note trustees under the Senior Note Indenture and the Subordinated Note Indenture, respectively (the “Note Trustees”). There is a single Collateral Agency and Intercreditor Agreement (the “Intercreditor Agreement”), executed by the Owner Trustees, MCV, the Note Trustees, the Working Capital Lender (as defined below) and U.S. Bank National Association as collateral Agent (the “Collateral Agent”), which provides for the creation and maintenance of certain reserves, the deposit of all revenues generated by the operation of the Facility, the payment of operating expenses, and the distribution of remaining revenues according to the priorities set forth therein to or for the account of the Working Capital Lender, the Note Trustees, the Owner Trustees, MCV and the affiliates of certain Partners. MCV currently has arranged for a $50 million annual working capital line (the “Working Capital Facility”) with a syndicate of banks (the “Working Capital Lender”). As security for its obligation to repay advances made under the Working Capital Facility, MCV has granted to the Working Capital Lender a first priority security interest in certain receivables earned by MCV through the sale of electricity, electric generating capacity, natural gas, or steam to third parties, including Dow, Consumers and DCC (the “Earned Receivables”) and in MCV’s natural gas inventory (the “Natural Gas Inventory”). Payments due under the Working Capital Facility are direct obligations of MCV and will in general have a priority in payment over payments under the Leases (and thus on the Notes (see Item H, “Overall Lease Transaction — The Lease Funding”) and the Bonds).

Statement of Financial Accounting Standards (“SFAS”) No. 98, which applies to sale and leaseback transactions entered into after June 30, 1988, specifies the accounting required by generally accepted accounting principles (“GAAP”) for a seller-lessee’s sale and simultaneous leaseback transaction involving real estate, including real estate with equipment. In accordance with SFAS No. 98, the Overall Lease Transaction must be accounted for as a financing obligation and not a sale, since MCV has the option to purchase the undivided interests in the Facility at the end of the Basic Lease Term, which expires on July 23, 2015, and has other forms of continuing involvement with the Facility throughout the Basic Lease Term. The Lease obligation is recorded as long term debt, at the present value of future minimum Lease payments. There was no change to property, plant and equipment, on the Consolidated Balance Sheet, as the transaction was accounted for as a financing arrangement for financial reporting purposes. Certain Lease transaction expenses of MCV are recorded as deferred financing costs and amortized using the interest method over the term of the Lease. On an ongoing basis, the monthly accrual for the semi-annual Lease payments is divided between interest and principal components using the effective interest method.

The Lease Funding

Each Owner Trustee financed the purchase of its undivided interest in the Facility through a combination of equity invested by its related Owner Participant ($556,320,000 in the aggregate) and debt incurred through the issuance of nonrecourse notes by the Owner Trustee under the related Note Indentures, consisting of senior secured notes ($1,200,000,000 in the aggregate) (the “Senior Notes”) and subordinated secured notes ($567,180,000 in the aggregate) (the “Subordinated Notes,” and together with the Senior Notes, the “Notes”). In order to facilitate the sale of this debt (other than the debt evidenced by the Subordinated Notes pledged to secure the Tax-Exempt Bonds) (as defined below), two funding corporations were established. Midland Funding Corporation I was established for the purpose of issuing various series of senior bonds (the “Senior Bonds”), each series secured by a pledge of the corresponding series of Senior Notes issued by the five Owner Trustees. Midland Funding Corporation II was established for the purpose of issuing various series of subordinated bonds (the “Subordinated Bonds” and, together with the Senior Bonds, the “Bonds”), each series secured by a pledge of the corresponding series of the Subordinated Notes issued by the five Owner Trustees. These pledged Subordinated Notes are secured proportionally with the Subordinated Notes pledged to secure the Tax-Exempt Bonds issued by the Tax-Exempt Issuer (as defined below). The use of the funding corporations facilitated the sale of debt by permitting the offer and sale of three series of Senior Bonds and two series of Subordinated Bonds, each secured equally and ratably by the corresponding series of Notes issued by each of the five Owner Trusts, thus eliminating the need to offer a greater number of separate series of Notes to the investor. In addition, the use of a corporate obligor facilitated compliance with certain investment laws by certain institutional purchasers of the Senior and Subordinated Bonds. The aggregate principal amount, maturity date, interest rate, redemption provisions and other material terms of each series of the Bonds were identical to those of the Notes pledged as security therefore. As of February 28, 2004, there remains outstanding approximately $556.3 million of equity invested by the Owner Participants and $544.9 million of Subordinated Bonds. The Senior Bonds were retired in July 2002.

The Economic Development Corporation of the County of Midland (the “Tax-Exempt Issuer”) issued certain series of tax-exempt bonds (the “Tax-Exempt Bonds”), which were issued under and secured by a tax-exempt collateral trust indenture. The proceeds from the issuance and sale of the Tax-Exempt Bonds were used to finance certain pollution control assets constituting a portion of the Facility. Each series of Tax-Exempt Bonds is secured solely by a corresponding series of Subordinated Notes issued by the Owner Trustees, which are secured by a junior security interest in the undivided interests of the Owner Trustees in the Facility and certain of their rights under and to the related Leases, including rents thereunder and the Lease Collateral, including (subject to the rights of the Working Capital Lender, which include a prior security interest in certain of MCV’s receivables and natural gas inventory securing the Working Capital Facility) the revenues and other payments received thereunder. The Subordinated Notes securing the Tax-Exempt Bonds and the Subordinated Notes issued by the Owner Trustees to secure the Subordinated Bonds are secured by junior security interests in a shared collateral pool. On June 15, 2000, MCV refinanced the Tax-Exempt Bonds.

Security and Sources of Payment

The sole sources of payment for the Subordinated Bonds were certain pledged Subordinated Notes issued by each of the five Owner Trustees and pledged under the Subordinated Bond Indenture. The pledged Subordinated Notes of each Owner Trustee are nonrecourse obligations of such Owner Trustee payable solely from the rental payments made by MCV under its related Lease and the other security therefore. The Subordinated Notes were secured by a junior (now senior) security interest in such Owner Trustee’s undivided interest in the Facility and certain of its rights under and to the related Lease, including rents and the Lease collateral, including (subject to the rights of the Working Capital Lender) the revenues and other payments received thereunder. The Subordinated Notes are secured on a proportional basis with the Subordinated Notes pledged to secure the Tax-Exempt Bonds.

Additional Subordinated Notes may be issued (i) to refinance any series of Subordinated Notes, and (ii) to pay certain costs of modifying the Facility. Any Subordinated Notes will rank proportionally with all Subordinated Notes then outstanding. The aggregate principal amount of Subordinated Bonds that may be issued is unlimited, provided that at no time may the aggregate principal amount of Subordinated Bonds exceed the aggregate principal amount of Subordinated Notes, respectively, then outstanding. The future issuance of additional Subordinated Bonds (other than for refinancing purposes) would create additional claims against the security for the Note Indentures and the amounts available to repay amounts in respect of the Bonds currently outstanding in the event of foreclosure.

The rental payments under the Leases are established to provide funds sufficient to service the debt issued by the Owner Trustees and to provide the Owner Participants with a return on their equity investment. MCV is unconditionally obligated to make rental payments under the Leases in amounts sufficient to provide for scheduled payments of the principal of, premium, if any, and interest on the Notes, which amounts, in turn, are equal to scheduled payments of principal of, premium, if any, and interest on the Bonds. MCV has pledged to each Owner Trustee an undivided interest percentage of all revenues to be derived from the operation of the Facility, together with its rights with respect to the PPA, the SEPA, and various other contracts of MCV relating to the Facility (the “Lease Collateral”) to secure its rental obligations under the Leases. Neither the Bonds nor the Notes are direct obligations of, or guaranteed by, MCV nor do any Partners of MCV have any liability under the terms of the Notes, the Bonds or the Leases. Neither the Partners nor the Partner affiliates have any obligations under the Leases, and the obligations of MCV under the Leases and the other documents related to the Overall Lease Transaction are nonrecourse to the Partners and the Partner affiliates.

Any default or foreclosure with respect to the undivided interest of an Owner Trustee relates solely to such undivided interest. There is no cross-collateralization among Owner Trustees and the Subordinated Bond trustee as holder of the Subordinated Notes. The Leases, however, contain identical events of default including an event of default related to a failure by MCV to pay principal of or interest on any indebtedness for borrowed money or other financing obligations (including lease obligations) with respect to an amount greater than $10 million.

Pursuant to the Intercreditor Agreement, a reserve account has been created for the benefit of the holders of the Notes, which had been initially funded with $90 million in cash (the “Reserve Account”). The Intercreditor Agreement sets forth circumstances under which amounts in the Reserve Account are to be maintained at not less than $40 million, will be adjusted to equal the lesser of $137 million or the debt portion of basic rent under the Leases payable on the next succeeding basic rent payment date, and limited circumstances under which no more than $10 million contained therein may be withdrawn therefrom to provide working capital. As of December 31, 2003, MCV had funds of $137.3 million in the Reserve Account. Excess funds in the Reserve Account are periodically transferred to MCV.

Item 2. PROPERTIES

MCV leases the Facility from the Owner Trustees pursuant to the Leases. For a description of the Facility, see Item 1, Section B, “The Facility.” For a description of the financing arrangements in connection with the lease of the Facility to MCV, including a description of the liens on the Facility, see Item 1, Section H, “Overall Lease Transaction.”

The Facility is located on the Site, previously the location of Consumers’ abandoned Midland Nuclear Generating Plant in Midland County, Michigan. The Site contains approximately 1,200 acres, including an 880-acre cooling pond. By a lease dated as of December 29, 1987, Consumers, as fee simple owner, leased the land on which the Facility is located to MCV, CMS Midland and MDC (the “Original Lease”), which was amended and restated in its entirety in 1988. By five separate instruments, each dated as of June 1, 1990, Consumers and MCV created undivided interests in the amended Original Lease and amended and restated the lease to reflect the creation of such interests (the Original Lease as so amended and restated is referred to as the “Ground Lease”). In connection with the Overall Lease Transaction, MCV assigned to each Owner Trustee an undivided interest in the Ground Lease equal to such Owner Trustee’s undivided interest percentage. Each Owner Trustee in turn subleased its undivided interest back to MCV pursuant to separate subleases of the Site.

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

Item 3. LEGAL PROCEEDINGS

Property Taxes

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2003 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2003 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000. MCV management has estimated that the decision will result in a refund to MCV for the tax years 1997 through 2000 of approximately $29 million in taxes plus $7 million of interest. The decision is subject to reconsideration at the Tribunal and may be appealed to the Michigan Appellate Court and Michigan Supreme Court. The City of Midland has filed a motion for reconsideration at the Michigan Tax Tribunal, asking the Tribunal to make certain technical corrections, as well as substantive changes to the decision. MCV has opposed this motion. MCV management cannot predict the outcome of these further legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $15.5 million of deferred expenses) in earnings at this time.

NOx Allowances

The United States Environmental Protection Agency (“US EPA”) has conditionally approved the State of Michigan’s — State Implementation Plan (“SIP”), which includes an interstate, NOx budget and allowance trading program administered by the US EPA. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period (May 1 through September 30). NOx allowances may be bought or sold and unused allowances may be banked for future use, with certain limitations. MCV estimates that it will have excess NOx allowances to sell under this program. The current value of the excess 2004 NOx allowances range from approximately $3.0 million to $4.2 million. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue. MCV management cannot predict the outcome of this issue.

Other than as discussed in Item 1, Section F, “Regulation,” there are no other pending legal proceedings to which MCV is a party and to which any of its property is subject, that are material in relation to MCV’s consolidated financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

Item 6. SELECTED FINANCIAL DATA

		(Dollars in Thousands)
Years Ended December 31,	2003	2002	2001	2000	1999

STATEMENT OF OPERATIONS DATA:
Operating Revenues	$584,412	$596,819	$610,813	$604,547	$617,352
Operating Income	167,938	188,124	157,835	212,813	215,884
Net Income Before Cumulative Effect of Accounting Change	59,791	73,896	48,264	90,121	80,069
Cumulative Effect of Change in Method of Accounting for Derivative Option Contracts (to April 1, 2002)(1)	—	58,131	—	—	—
Net Income	59,791	132,027	48,264	90,121	80,069
BALANCE SHEET DATA:(2)
Total Assets	2,069,650	2,098,073	2,117,047	2,274,956	2,299,212
Capitalization
Partners’ Equity	799,076	734,310	551,712	527,738	437,617
Long term Debt, Excluding Current Maturities	1,018,645	1,153,221	1,243,060	1,429,233	1,584,865

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

Results of Operations

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 (the “Act”), including without limitation, discussion as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed reflecting MCV’s current expectations of the manner in which the various factors discussed therein may affect its business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Accordingly, this “Safe Harbor” Statement contains additional information about such factors relating to the forward-looking statements. There is no assurance, however, that MCV’s expectations will be realized or that unexpected events will not have an adverse impact on MCV’s business.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation of plant facilities including natural gas pipeline and storage facilities, Consumers’ ability to perform its obligations under the PPA and present or prospective wholesale and retail competition, among other factors. The business and profitability of MCV is also influenced by other factors such as pricing and transportation of natural gas, changes in accounting standards (such as accounting for derivative instruments and hedging activities) and environmental legislation/regulation. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Overview

For the year ended December 31, 2003, MCV recorded net income of $59.8 million, which includes a $5.0 million mark-to-market loss. The mark-to-market loss is the result of long term gas contracts that began being marked-to-market on April 1, 2002, as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” MCV’s net income for the year ended December 31, 2002 was $132.0 million, which includes the April 1, 2002 change in method of accounting. The cumulative effect of this accounting change as of April 1, 2002 increased earnings by approximately $58.1 million and the additional quarterly mark-to-market gain recorded as of December 31, 2002 resulted in an additional earnings increase of $21.9 million. The earnings decrease for the year of 2003 compared to 2002 of $72.2 million is the result of the $85.0 million decrease in the long term gas contract mark-to-market value and lower energy rates under the PPA with Consumers. This earnings decrease is partially offset by lower net natural gas prices, lower interest expense on MCV’s financing obligation and higher electric and steam energy rates under the SEPA with Dow.

For the year ended December 31, 2002, MCV recorded net income of $132.0 million, which includes the April 1, 2002 change in method of accounting for long term gas derivative option contracts. Certain natural gas contracts that contain optionality are now being marked-to-market through earnings, as required by SFAS No. 133. The cumulative effect of this accounting change as of April 1, 2002 increased earnings by approximately $58.1 million and additional quarterly mark-to-market adjustments as of December 31, 2002 resulted in an additional net earnings increase of $21.9 million. The earnings increase for the year 2002 compared to 2001 of $83.7 million, is the result of the $80.0 million increase due to the mark-to-market gain on the long term gas contracts. Also contributing to this earnings increase is lower fuel usage and two 2001 one-time charges. In December 2001, MCV expensed $8.2 million in relating to the prepayment of gas costs under a long term contract with an affiliate of Enron Corporation, which was subsequently terminated and expensed $6.7 million in development costs. Other factors contributing to the earnings increase were lower interest expense on MCV’s financing arrangements and higher electric rates under the PPA, partially offset by higher natural gas prices under MCV’s long term gas contracts, lower interest income on MCV’s invested cash reserves and lower revenues from energy sales outside of the PPA.

Operating Revenues

The following represents significant operating revenue statistics for the years ended December 31 (dollars in thousands except average rates):

	2003	2002	2001

Operating Revenues	$584,412	$596,819	$610,813
Capacity Revenue	$404,681	$404,713	$409,633
PPA Contract Capacity (MW)	1,240	1,240	1,240
Billed PPA Availability	98.5%	98.5%	98.5%
Electric Revenue	$162,093	$177,569	$184,707
PPA Delivery as Percentage of Contract Capacity	62.8%	70.9%	75.0%
PPA, SEPA and Other Electric Deliveries (MWh)	7,348,969	8,275,229	8,811,950
Average PPA Variable Energy Rate ($ / MWh)	$15.71	$15.94	$15.62
Average PPA Fixed Energy Rate ($ / MWh)	$3.67	$3.89	$3.75
Steam Revenue	$17,638	$14,537	$16,473
Steam Deliveries (Mlbs)	5,634,390	5,455,050	5,693,240

For the year ended December 31, 2003, MCV’s operating revenues decreased $12.4 million from 2002. This decrease is due primarily to a lower electric dispatch with Consumers resulting from an increase in the electric dispatch reduction transactions and due to lower energy rates under the PPA. This decrease was partially offset by higher energy rates under the SEPA with Dow, resulting from Dow’s election to cease natural gas tolling.

For the year ended December 31, 2002, MCV’s operating revenues decreased $14.0 million from 2001. This decrease is due primarily to a lower electric dispatch under the PPA with Consumers, lower capacity and energy revenues under summer electric option agreements with Consumers and other third parties, and lower energy rates under the SEPA, due to Dow’s election to cease tolling of gas. This decrease was partially offset by an increase in the electric energy rates under the PPA.

Operating Expenses

The table below reconciles MCV’s fuel costs, as reported in the Consolidated Statement of Operations, to the non-GAAP fuel costs reported below. The non-GAAP fuel costs are a better representation of MCV’s actual natural gas cost of production utilized at the Facility. The table reconciles non-GAAP fuel costs for the years ended December 31, (dollars in thousands):

	2003	2002	2001

Fuel costs (Consolidated Statement of Operations)	$254,988	$255,142	$288,167
Less: Mark-to-market (“MTM”) value in fuel costs	(5,012)	21,839	—

Non-GAAP fuel costs excluding MTM value	$249,976	$276,981	$288,167

For the year ended December 31, 2003, MCV’s operating expenses were $416.5 million, which includes $255.0 million of fuel costs, including a $5.0 million mark-to-market loss on certain natural gas contracts which contain optionality. During this period, MCV purchased approximately 69.5 Bcf of natural gas, and a net 3.0 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 66.5 Bcf. The average commodity cost of fuel for the year 2003 was $3.09 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the year ended December 31, 2002, MCV’s operating expenses were $408.7 million, which includes $255.1 million of fuel costs, including a $21.9 million mark- to-market net gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 74.6 Bcf of natural gas, and a net 2.3 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 74.3 Bcf of which 2.0 Bcf of this total was gas provided by Dow. The average commodity cost of fuel for the year 2002 was $3.23 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the year 2003 compared to 2002 decreased by $27.0 million, excluding the effects of the quarterly mark-to-market adjustments for both periods. This fuel cost decrease was due to lower natural gas costs resulting from increased electric dispatch reduction transactions entered into with Consumers, lower long-term natural gas prices due to the commencement of several new contracts with favorable pricing terms and lower natural gas hedged prices of market priced gas. This decrease was partially offset by a higher gas usage resulting from Dow’s election to cease tolling gas.

For the year ended December 31, 2002, MCV’s operating expenses decreased $44.3 million from the year 2001, which includes a $33.0 million decrease in fuel costs. This fuel cost decrease includes a $21.9 million mark-to-market net gain on the natural gas contracts which contain optionality. Fuel costs for the year 2002 compared to 2001 decreased by $11.1 million, excluding the $21.9 million mark-to-market net gain. This fuel cost decrease was primarily due to a lower natural gas usage resulting from a reduction in the electric dispatch under the PPA and from Dow’s election to toll gas; and lower costs associated with the electric dispatch reduction transaction entered into with Consumers. Also contributing to this decrease was a 2001 one-time expense for an $8.2 million provision made relating to the prepayment of gas costs under a long term contract with an affiliate of Enron. Partially offsetting this decrease are higher natural gas prices under MCV’s long term gas contracts.

For the year ended December 31, 2003, operating expenses other than fuel costs increased $7.9 million from 2002, primarily resulting from increased property tax expense due to higher 2003 millage rates, a provision for an option payment with Alstom for two gas turbines and higher compensation cost payments under the senior management bonus plan. All other expenses incurred in these periods were considered normal expenditures to achieve the recorded operating revenues.

For the year ended December 31, 2002, operating expenses other than fuel costs decreased $11.3 million from the year 2001, primarily resulting from the 2001 expensing of $6.7 million of development costs and lower depreciation expense. All other expenses incurred in these periods were normal expenditures to achieve the recorded operating revenues.

Other Income (Expense)

For the year ended December 31, 2003 compared to 2002, interest expense decreased $6.5 million due to a lower outstanding principal balance on MCV’s financing obligation.

For the year ended December 31, 2002, interest and other income decreased $11.2 million compared to 2001, primarily resulting from lower interest rates on MCV’s invested cash and a lower average invested balance. The decrease in interest expense for the year ended December 31, 2002 compared to 2001 of $6.5 million is due to a lower outstanding principal balance on MCV’s financing obligation.

Cumulative Effect of Accounting Change:

Effective April 1, 2002, the FASB issued guidance regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. At April 1, 2002, MCV had nine long term gas contracts that each contain both an option and forward component. As such, they are no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. During the fourth quarter of 2002, MCV removed the option component from three of the nine long term gas contracts discussed above, which should reduce some of the earnings volatility. MCV expects the remaining six contracts to cause future earnings volatility, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of the gas contracts, which approximates four years.

Liquidity and Capital Resources

For the years ended December 31, 2003 and 2002, net cash generated by MCV’s operations was $141.5 million and $227.9 million, respectively. Included in MCV’s net cash generated as of December 31, 2003 is $4.5 million of cash collateral paid to MCV, based upon the net amount of exposure on MCV’s long term natural gas contracts with counterparties. This collateral balance will vary with changes in market prices, credit provisions and various other factors. MCV’s cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next twelve years. During the years ended December 31, 2003 and 2002, MCV paid financing obligation requirements of $208.9 million and $304.1 million, respectively, as required under the Overall Lease Transaction.

MCV also has a $50 million working capital line (“Working Capital Facility”), which was renewed through a syndication in August 2003, to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers’ credit rating. The Working Capital Facility term currently expires on August 28, 2004. MCV did not utilize the Working Capital Facility during the year 2003. As of December 31, 2003, MCV had no outstanding borrowings or letters of credit. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur.

In the near term, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls to the extent available for such purposes. These cash flow shortfalls are anticipated to be replenished unless Forced Dispatch continues for an extended period of time. See Item 7, “MD&A — Outlook Energy Rates and Cost of Production.” As of December 31, 2003, there were approximately $313.4 million of cash reserves of which $137.3 million had been reserved for the debt portion of the financing obligation.

Disclosure about Contractual Obligations

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of December 31, 2003, MCV has the following contractual financial obligations and commitments:

	Payments Due by Period (In Millions)

		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Long term Debt(1)	$1,764.1	$242.8	$330.4	$301.8	$889.1

Unconditional Purchase Obligations (2)	$2,722.6	$305.7	$747.9	$668.7	$1,000.3
Other Long term Obligations (3)	223.4	13.7	30.9	25.0	153.8

Total Contractual Cash Obligations	$2,946.0	$319.4	$778.8	$693.7	$1,154.1

	Amount of Commitment Expiration Per Period

		Less Than	One to	Three to	More Than
Commercial Commitments	Total	One Year	Three Years	Five Years	Five Years

Working Capital Facility	$50.0	$50.0	$—	$—	$—

(1)	Represents expected cash payments, including interest.

(2)	Represents estimated minimum commitments under current long term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.

(3)	Represents the cost of current Facility maintenance service agreements and spare parts.

New Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This SFAS amends SFAS No. 133 for decisions made (1) as part of the Derivative Implementations Group process that effectively required amendments to SFAS No. 133, (2) for other Financial Accounting Standards Board projects dealing with financial instruments and (3) for implementation issues raised in relation to the application of this definition of a derivative. The changes in this SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, which will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This standard is effective for contracts entered into or modified after June 30, 2003, with some exceptions. MCV has adopted this standard and does not expect the application to materially affect its financial position or results of operations.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At this time, because of various uncertainties related to this legislation and the appropriate accounting methodology, MCV has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require MCV to change previously reported information. This deferral election is permitted under SFAS 106-1, “Employers Accounting for Postretirement Benefits Other Than Pensions.”

Off-Balance Sheet Arrangements

As part of MCV’s ongoing business, MCV does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, MCV was not involved in any unconsolidated SPE transactions.

Outlook

Results of operations are largely dependent on successfully maintaining availability of the Facility at or near Contract Capacity levels, the availability of natural gas and the level of energy rates paid to MCV relative to the cost of fuel used for generation.

Operating Outlook. During 2003, approximately 69% of PPA revenues were capacity payments under the PPA, which were billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 99.4% for 2003, 98.8% for 2002 and 99.5% for 2001. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

Natural Gas. The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility’s operating expenses consist of the costs of natural gas. While MCV continues to pursue the acquisition of a portion of its expected fuel supply requirements in future years, MCV recognizes that its existing long term gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of its existing fixed price gas contracts or for gas that may be required by the Facility in excess of the gas that MCV has under contract.

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers’ coal plants. However, MCV’s costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers’ coal plant operation and maintenance costs, MCV’s financial performance would be negatively affected. In addition, the extent to which the Facility is dispatched by Consumers can exacerbate the divergence between variable revenues and costs of production. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. Currently, MCV continues to purchase the majority of its natural gas requirements under long term fixed price gas contracts, with a smaller portion of gas purchased under long term market priced contracts and on the spot market. MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. MCV has entered into natural gas purchase and hedging arrangements with respect to approximately 58% of its 2004 expected gas needs not provided for under its long term fixed price gas contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices in future years, although high gas prices for an extended period of time could adversely affect operating results.

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources available to Consumers, resulting in an average dispatch (without dispatch reduction transactions) of approximately 79% from April 1998 through December 2003. Previously, the Facility was being dispatched on an uneconomic basis (relative to the cost of other energy resources) under the terms of the 915 MW Settlement and the 325 MW Settlement      , averaging approximately 90% annual dispatch. In July 2000, in response to rapidly escalating natural gas prices and since Consumers electric rates were frozen, MCV entered into transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to the 915 MW Settlement and the 325 MW Settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). On February 12, 2004, MCV and Consumers entered into a Resource Conservation Agreement (“RCA”) which, among other things, provides that Consumers will economically dispatch MCV, if certain conditions are met. Such dispatch is expected to reduce electric production from what would have occurred under the Forced Dispatch, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA further provides for the parties to enter into another agreement implementing the terms of the RCA including the sharing of savings realized by not having to generate electricity. The RCA is subject to MPSC approval and MCV and Consumers must accept the terms of the MPSC order as a condition precedent to the RCA becoming effective. The MPSC has not yet acted upon Consumers’ application for approval of the RCA. MCV cannot predict the outcome of the MPSC proceedings necessary to effectuate the RCA. This Forced Dispatch could negatively affect MCV’s financial performance by approximately $32 million per year, based upon projected spot gas prices of approximately $5.02/MMBtu.

Capacity and Energy Payments Under the PPA. The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the “regulatory-out” provision). Until September 15, 2007, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the “regulatory-out” provision. MCV and Consumers entered into a settlement agreement, effective January 1, 1999 (“Settlement Agreement”), which resolves all of the previously disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts’ decision which may affect those issues or payments. The Settlement Agreement also provides that, notwithstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW (“98.5% cap”) on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts’ decision, which may affect this issue or payment. If Consumers transfers (subject to MCV’s prior consent) its rights of up to 1240 MW of capacity and associated energy under the PPA to a third party for an extended period of time, the 98.5% cap will not apply except that the 98.5% cap is, in any event, reinstated on September 15, 2007. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the “regulatory out” provision to reduce capacity payments to MCV based upon the “availability caps” of 88.7% of the 1240 MW (both on and off peak) of contract capacity as provided for in the 915 MW Settlement and the 325 MW Settlement. Consumers and MCV are required to support and defend the terms of the PPA.

Michigan Electric Industry Restructuring. The MPSC issued orders in 1997 and 1998 (collectively the “Restructuring Orders”). The Restructuring Orders provide for a transition to a competitive regime whereby electric retail customers would be able to choose their power supplier and pay negotiated or market-based rates for such power supply. The Restructuring Orders also mandated that utilities “wheel” third-party power to the utilities’ customers. An issue involved in restructuring, which could significantly impact MCV, is stranded cost recovery. The Restructuring Orders allow recovery by utilities (including Consumers) of net stranded costs, which include capacity charges from QFs, including MCV, previously approved by the MPSC, incurred during the regulated era that will be above market prices during the new competitive regime. However, it appears that stranded cost recovery of above-market capacity charges in power purchase contracts (including MCV’s PPA) is limited to customers who chose an alternative power supplier and are only paid for the period 1998 through 2007 (MCV’s PPA expires in 2025). Customers who chose to remain power supply customers of Consumers will continue to pay capacity charges as part of rates charged by Consumers, subject to MPSC rate regulation. The Restructuring Orders do not otherwise specifically address the recovery of PPA capacity charges after 2007. MCV, as well as others, filed appeals in state and federal courts challenging the Restructuring Orders. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow recovery of PPA charges (capacity and energy) by Consumers and, therefore, MCV’s issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. This order is now final.

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

In MCV’s federal court challenge to the Restructuring Orders, the U.S. District Court granted summary judgment to MCV declaring, among other things, that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or “stranded costs”) to be paid to MCV under PURPA pursuant to the PPA. In June 2001, the United States Court of Appeals (“Appellate Court”) vacated the U.S. District Court’s summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties’ dispute is hypothetical at this time and the QFs (including MCV) claims are premised on speculation about how an order might be interpreted in the year 2007 or beyond by the MPSC.

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards “market” based pricing of electricity as opposed to traditional cost-based pricing. In April 1996, FERC issued Order No. 888 requiring all utilities that FERC regulates to file uniform transmission tariffs providing for, among other things, non-discriminatory “open access” to all wholesale buyers and sellers, including the transmission owner, on terms and conditions established by FERC. Order No. 888 also requires utilities to “functionally unbundle” transmission and separate transmission personnel from those responsible for marketing generation. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In July 2001, FERC issued a Notice of Proposed Rulemaking to establish a standard market design (“SMD”) in order to remedy remaining undue discrimination in transmission and wholesale energy markets. The SMD requires all FERC jurisdictional transmission providers to transfer control of their transmission facilities to an independent transmission provider who will provide transmission service under a standardized tariff and administer market based wholesale energy markets for day-ahead and real-time sales. The SMD proposal has drawn strong criticism, the effect of which has been delaying the issuance of a final SMD rule. In addition, federal energy legislation is proposed from time to time with various provisions which could impact MCV. The SMD and/or federal legislation could impact MCV in selling electricity in the wholesale market. MCV management cannot predict the outcome of the SMD or the impact the SMD or federal legislation may have on MCV’s business, if any, at this time.

Maintaining QF Status. In the case of a topping-cycle generating plant such as the Facility, to maintain QF Status the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the “Efficiency Percentage”)) of at least 45%. However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. The tests are applied on a calendar year basis. The Facility has achieved the applicable Efficiency Percentage of 42.5% in each year since commercial operation, and in the years 1995 through 2003 the Facility achieved an Efficiency Percentage in excess of 45%.

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV’s control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. During 2003, the Facility achieved an Efficiency Percentage of 47.4% and a Thermal Percentage of 21.0%.

The loss of QF status could, among other things, cause the Facility to lose its right under PURPA to sell power to Consumers at Consumers’ “avoided cost” and subject the Facility to additional federal and state regulatory requirements, including the Federal Power Act, as amended (under which FERC has authority to establish rates for electricity, which may be different than existing contractual rates). If the Facility were to lose its QF status, the Partners of MCV, the Owner Participants, the Owner Trustees and their respective parent companies could become subject to regulation under the Public Utility Holding Company Act of 1935 (under which, among other things, the Securities and Exchange Commission has authority to order divestiture of assets under certain circumstances). The loss of QF status would not, however, entitle Consumers to terminate the PPA. Under the PPA, Consumers is obligated to continue purchasing power from MCV at FERC-approved rates (provided that the FERC-approved rates do not exceed the existing contractual rates) and MCV, not Consumers, is entitled to terminate the PPA (which MCV has covenanted not to do under the Participation Agreements). There can be no assurance that FERC-approved rates would be the same as the rates currently in effect under the PPA. If the FERC-approved rates are materially less than the rates under the PPA, MCV may not have sufficient revenue to make financing obligation payments under the Overall Lease Transaction. The loss of QF status would constitute an Event of Default under the Lease (and a corresponding Event of Default under the Indenture) unless, among other requirements, FERC approves (or accepts for filing) rates under the PPA or other contracts of MCV for the sale of electricity sufficient to meet certain target coverage ratios (as defined in Item 1, Section H, “Overall Lease Transaction.”)

Critical Accounting Policies

In preparing MCV’s financial statements in accordance with accounting principles generally accepted in the United States, management must make a number of estimates and assumptions related to the reporting of assets, liabilities, revenues and expenses. The following areas represent those that management believes are particularly important to the financial statements and that require the use of significant estimates and assumptions.

Electric Industry Restructuring. As stated in Item 7, “MD&A – Outlook”, at both the state and federal level, efforts continue to restructure the electric industry. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying Consumers recovery of above-market PPA costs, MCV’s cash flows may be negatively impacted, especially in the period after 2007. Over 90% of MCV’s revenues come from sales pursuant to the PPA. MCV continues to monitor and participate in these matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. Any future adjustment to property, plant and equipment, if required, would result in a one-time negative earnings impact. At this time, MCV management cannot predict the outcome of these matters or the magnitude of any possible adjustment.

Natural Gas Contracts. Effective January 1, 2001, MCV adopted SFAS No. 133, which establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative’s gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

MCV management believes that MCV’s current long term natural gas contracts that do not contain volume optionality qualify under SFAS No. 133 for the normal purchases and sales exception. These long term gas contracts are not being marked-to-market with gains or losses recorded in earnings. Should significant changes in the level of Facility operational dispatch or purchases of long term gas occur, MCV would be required to re-evaluate its accounting treatment for these long term gas contracts. This re-evaluation may result in recording mark-to-market activity on some contracts, which could add to earnings volatility.

The FASB issued Derivative Implementation Group (“DIG”) Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. During the fourth quarter of 2002, MCV removed the option component from three of the nine long term gas contracts discussed above, which should reduce some of the earnings volatility. MCV expects future earnings volatility on the six remaining long term gas contracts that contain volume optionality, since changes to this mark-to-market gain will be recorded on a quarterly basis during the remaining life of approximately four years for these gas contracts. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. Since April 2002, MCV has recorded an additional mark-to-market gain of $16.9 million for these gas contracts for a cumulative mark-to-market gain through December 31, 2003 of $75.0 million, which will reverse over the remaining life of these contracts, ranging from 2004 to 2007.

Property Tax Appeals. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2003 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000 and for the appeals for tax years 2001–2003 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000. MCV management has estimated that the decision will result in a refund to MCV for the tax years 1997 through 2000 of approximately $29 million in taxes plus $7 million of interest. The decision is subject to reconsideration at the Tribunal and may be appealed to the Michigan Appellate Court and Michigan Supreme Court. The City of Midland has filed a motion for reconsideration at the Michigan Tax Tribunal, asking the Tribunal to make certain technical corrections, as well as substantive changes to the decision. MCV has opposed this motion. MCV management cannot predict the outcome of these further legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $15.5 million of deferred expenses) in earnings at this time.

See Item 8, “Financial Statements and Supplementary Data – Note 1 to the Consolidated Financial Statements” for a further discussion of associated risks and contingencies.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to MCV’s operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Item 15, “Notes to Consolidated Financial Statements — Note 2, Significant Accounting Policies and Note 6, Long Term Debt”.

Interest Rate Risk. In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements (“Overall Lease Transaction”) with a lessor group, related to substantially all of MCV’s fixed assets. In accordance with SFAS No. 98, “Accounting For Leases,” the sale and leaseback transaction has been accounted for as a financing arrangement. The financing arrangement, entered into for a basic term of 25 years, maturing in 2015, has an effective interest rate of approximately 9.4%, payable in semi-annual installments of principal and interest. Due to the unique nature of the negotiated financing obligation it is unnecessary to estimate the fair value of the Owner Participants’ underlying debt and equity instruments supporting this financing obligation, since SFAS No. 107 “Disclosure about Fair Value of Financial Instruments” does not require fair value accounting for the lease obligation.

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV’s short-term investments approximate fair value because of the short term maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held to maturity and as of December 31, 2003, have original maturity dates of approximately one year or less.

For MCV’s financing obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement:

	Expected Maturity In							Fair Value

	2004	2005	2006	2007	2008	Thereafter	Total

Debt:
Long term Debt Fixed Rate (in millions)	$242.8	$174.4	$156.0	$150.9	$150.9	$889.1	$1,764.1	N/A
Avg. Interest Rate	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%

Commodity Risk. MCV enters into natural gas futures and option contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized principally to secure anticipated natural gas requirements necessary for projected electric sales and to lock in sales prices of natural gas previously obtained in order to optimize MCV’s existing gas supply, storage and transportation arrangements.

The following table provides information about MCV’s futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from February 2004 to December 2007. The table presents the carrying amounts and fair values at December 31, 2003:

	Expected Maturity in 2004/2007	Fair Value

Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	3,684	—
Contract Volumes (10,000 MMBtu) Sell/Short	1,250	—
Weighted Average Price Long (per MMBtu)	$4.357	$5.170
Weighted Average Price Short (per MMBtu)	$6.561	$6.150
Contract Amount ($US in Millions)	$152.3	$182.8

	Expected Maturity in 2006/2007	Fair Value

NYMEX Commodity Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	638	—
Weighted Average Price Long (per 10,000 MMBtu)	$4.668	$4.674
Contract Amount ($US in Millions)	$29.8	$29.8

	Expected Maturity in 2004	Fair Value

Canadian (AECO) Basis Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	91	—
Weighted Average Price Long (per 10,000 MMBtu)	($0.740)	($0.948)
Contract Amount ($US in Millions)	($0.7)	($0.9)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and Financial Statements are set forth on pages F-2 to F-23 of this Annual Report on Form 10-K and are hereby incorporated by reference herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In June 2002, MCV’s Management Committee, upon the recommendation of the Audit Subcommittee of MCV, voted to discontinue using Arthur Andersen, LLP to audit MCV’s financial statements for the year ending December 31, 2002. MCV previously retained Arthur Andersen, LLP to review their financial statements for the quarter ended March 31, 2002. In June 2002, the Management Committee engaged PricewaterhouseCoopers, LLP to audit its financial statements for the year ending December 31, 2002. During 1999, 2000 and 2001 there were no disagreements or “reportable events” as described in Items 304(a)(1)(iv) and (v) of Regulation S-K between MCV and Arthur Andersen, LLP. During 2003 and 2002, there were no disagreements or “reportable events” as described in Items 304(a)(1)(iv) and (v) of Regulation S-K between MCV and PricewaterhouseCoopers LLP.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

MCV’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller, carried out an evaluation of the effectiveness of MCV’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such review of MCV’s disclosure controls and procedures, the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller; have concluded that MCV’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information with respect to those individuals who serve as executive officers of MCV as well as those individuals who serve as members of its Management Committee, with their ages in parenthesis. The executive officers of MCV are each appointed by the Management Committee and serve until his or her successor is duly chosen or until his or her death, ineligibility to serve, resignation or removal by the Management Committee. Members of the Management Committee are each appointed by a General Partner and serve until his or her successor is appointed by the appropriate General Partner. Members of the Management Committee receive no compensation from MCV for serving on the Management Committee. For a discussion of the relationships between members of the Management Committee, Executive Officers and the Partners, the ownership interests of each of the general and limited partners of MCV, and the voting percentages of each of the members of the Management Committee, see Item 12, “Security Ownership of Certain Beneficial Owners and Management” and Item 13, “Certain Relationships and Related Transactions.”

Management Committee

John J. O’Rourke	(49)	Management Committee Chairman

David W. Joos	(50)	Management Committee Member

Executive Officers

James M. Kevra	(55)	President and Chief Executive Officer

Bruce C. Grant	(57)	Vice President of Human Resources, Communications and Public Affairs

Barbara E. Lawson	(45)	Treasurer and Manager of Internal Audit

James A. Mooney	(64)	Vice President of Engineering, Operations and Construction

Gary B. Pasek	(48)	Vice President, General Counsel and Secretary

James M. Rajewski	(56)	Chief Financial Officer, Vice President and Controller

LeRoy W. Smith	(62)	Vice President of Energy Supply and Marketing

John J. O’Rourke has served as a member of the Management Committee since March 2001 and was elected as Chairman of the Management Committee in June 2002. Mr. O’Rourke has served as Vice President and Managing Director for El Paso Merchant Energy North America Company since May 2000. Prior to becoming Vice President and Managing Director for El Paso Merchant Energy North America Company, Mr. O’Rourke has held several other senior management positions in the energy business over the past 20 years with FPL Energy and Ebasco Services, Inc.

David W. Joos has served as a member of the Management Committee since June 2002. Mr. Joos is President, Chief Operating Officer and a member of the Board of Directors of CMS Energy Corporation, a position he was elected to in 2001. Previously he was Executive Vice President and Chief Operating Officer – Electric of CMS Energy since December 2002 and President and Chief Executive Officer – Electric of Consumers Energy since 1997.

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

Audit Subcommittee Financial Expert

MCV’s Management Committee has established an audit subcommittee for the purpose of overseeing the accounting and financial reporting processes of the MCV and audits of the financial statements of the MCV. The audit subcommittee’s members consist solely of representatives from each of MCV’s three Partners. MCV believes that the experience, education and ethics of the subcommittee members qualify them to oversee the accounting and financial reporting process and audits of the financial statements of MCV. The MCV’s Management Committee has determined Ronald C. Edmonds of The Dow Chemical Company (a limited partner of the MCV Partnership), a member of the audit subcommittee, to be the audit subcommittee financial expert, based upon his education and work experience. Mr. Edmonds is currently the Global Accounting Director of The Dow Chemical Company and has held this position since 2001. Prior to serving as Global Accounting Director, he has held various other positions with Dow, serving as leader of the Global Procurement Service Center, Global Payables Manager, Controller for Payables Accounting and Latin American Audit Manager. Mr. Edmonds is a Certified Public Accountant (“CPA”) and a member of the American Institute of CPA’s, Michigan Association of CPA’s and the Financial Executives International. Because the MCV does not have a class of securities listed on any national securities exchange or in an automated inter-dealer quotation system, the Securities and Exchange Commission’s (“SEC”) independence requirements for audit subcommittee members do not apply to the MCV. The SEC rules do require that the MCV disclose whether its audit subcommittee financial expert is independent, using a definition for audit subcommittee member independence of a national securities exchange or a national securities association that has been approved by the SEC. Using the definition for audit subcommittee member independence set forth in the New York Stock Exchange’s Listed Company Manual, Mr. Edmonds is not independent because of his status as an accounting officer of Dow, which has a material relationship with MCV.

Code Of Ethics

MCV has adopted a Code of Conduct and Ethics (“Code”), in compliance with applicable rules of the SEC requirements, that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This Code also extends to others within MCV that have an active role in the development of MCV’s financial data. A copy of the Code is available, without charge, upon written request to:

Midland Cogeneration Venture Limited Partnership
Attn: Chief Financial Officer
100 Progress Place
Midland, MI 48640

Item 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth certain compensation data with respect to the chief executive officer and four other most highly compensated executive officers of MCV for each of the three years ended December 31, 2003, 2002 and 2001.

Summary Compensation Table

		Annual Compensation

Name and				All Other
Principal Position	Year	Salary ($)	Bonus ($)(a)	Compensation ($)

James M. Kevra	2003	279,766	171,692	54,484	(b)
President and	2002	277,480	215,984	54,297
Chief Executive Officer	2001	268,293	—	52,923
James A. Mooney	2003	209,406	90,979	43,088	(c)
Vice President of	2002	203,204	81,906	42,214
Engineering, Operations	2001	197,233	—	41,326
and Construction
LeRoy W. Smith	2003	184,866	80,761	29,985	(d)
Vice President of Energy	2002	178,400	100,505	29,217
Supply and Marketing	2001	172,655	—	28,362
Gary B. Pasek	2003	183,239	135,665	27,377	(e)
Vice President	2002	177,621	102,201	26,609
General Counsel & Secretary	2001	172,142	—	25,788
James M. Rajewski	2003	152,600	67,556	22,738	(f)
Chief Financial Officer,	2002	144,024	82,874	21,531
Vice President and Controller

(a)	For years 2003 and 2002, the amounts represent bonuses accrued. For 2001, no bonuses were awarded under the Senior Management bonus plan.

(b)	Includes company contributions of $10,000 to the 401(k) Savings Plan, $18,000 to the Defined Contribution Retirement Plan and $26,484 to the Supplemental Retirement Plan.

(c)	Includes company contributions of $10,000 to the 401(k) Savings Plan, $18,000 to the Defined Contribution Retirement Plan and $15,088 to the Supplemental Retirement Plan.

(d)	Includes company contributions of $9,126 to the 401(k) Savings Plan, $18,000 to the Defined Contribution Retirement Plan and $2,859 to the Supplemental Retirement Plan.

(e)	Includes company contributions of $9,126 to the 401(k) Savings Plan, $18,000 to the Defined Contribution Retirement Plan and $251 to the Supplemental Retirement Plan.

(f)	Includes company contributions of $7,579 to the 401(k) Savings Plan and $15,159 to the Defined Contribution Retirement Plan.

Compensation Committee Interlocks and Insider Participation

The members of the Management Committee also serve as members of MCV’s Compensation Committee. Members of the Compensation Committee are each appointed by a General Partner and serve until his or her successor is appointed by the appropriate General Partner. No member of the Compensation Committee was or is an officer or employee of MCV. Members of the Compensation Committee receive no compensation from MCV.

Mr. O’Rourke was elected as Chairman of the Compensation Committee in June 2002. He has served since March 2001 as a member of MCV’s Compensation Committee. He also serves as Vice President and Managing Director for El Paso Merchant Energy North America Company. El Paso Midland, Inc. and affiliates of El Paso have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 2003, El Paso affiliates engaged in transactions with MCV, which included the sale of natural gas, sale of natural gas transportation and various natural gas marketing services that amounted in aggregate to approximately $71.7 million. In December 2002, MCV and an El Paso affiliate entered into a master netting agreement, covering the natural gas purchase agreements, in which collateral in the form of cash or a letter or credit can be required of either party based on such party’s credit ratings and on the mark-to-market values of the natural gas purchase agreements. As of December 31, 2003, El Paso had provided to MCV letters of credit under the master netting agreement in the amount of $99.5 million.

Mr. Joos commenced in June 2002 as a member of MCV’s Compensation Committee. He also serves as President, Chief Operating Officer and a member of the Board of Directors of CMS Energy Corporation. CMS Energy and its affiliates have the following direct and indirect interests in MCV and the Facility. CMS Midland Holdings Company has an ownership interest in one of the Owner Trusts, representing indirectly a 35% equity interest in the Facility; CMS Midland Inc. has a 49% general partnership interest in MCV; and Consumers has contractual obligations under the PPA to purchase electric capacity and related energy from MCV, has contractual obligations under various backup agreements among MCV, Consumers and Dow to assure a continuous supply of steam and electricity to Dow in the event the SEPA is terminated, has contractual obligations to enter into transmission service agreements with other utilities for MCV’s benefit, and has leased undivided interests in the Site to the Owner Trustees (as MCV’s assignees) pursuant to the Ground Lease. In 2003, Consumers purchased electric capacity and related energy from the Facility that aggregated approximately $513.8 million. In addition, CMS Energy affiliates have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 2003, CMS Energy affiliates engaged in transactions with MCV which included the sale of natural gas, the sale of natural gas transportation, the sale of natural gas storage and the purchase of natural gas that amounted in aggregate to approximately $23.7 million. This level of transactions decreased substantially from the 2002 level as a result of the sale of the Panhandle and Trunkline transportation services to Southern Union Pipeline and due to the sale of CMS Marketing Services and Trading’s (a subsidiary of Consumers) natural gas contracts to Sempra Energy Trading, the wholesale commodity trading unit of Sempra Energy. As of February 1, 2003, Consumers or its subsidiaries no longer hold any natural gas contracts with MCV.

For further detailed discussions of MCV’s contracts and leases with Partners, see Item 1, Section E, “Contracts”, Item 2, “Properties” and Item 8, “Financial Statements and Supplementary Data — Note 7 to the Consolidated Financial Statements.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is given with respect to the Partners of MCV, its Management Committee members and all Management Committee members and officers as a group.

Security Ownership of Certain Beneficial Owners

		Amount and Nature of Beneficial Ownership

			Approximate Percent
		Approximate Percent	of Partnership
Name and Address of Beneficial Owner	Title of Class	of Voting Rights (a)	Interest

El Paso Corporation El Paso Building 1001 Louisiana Street Houston, TX 77002
Source Midland Limited Partnership	General Partnership Interest	24.2%	18.1%
El Paso Midland, Inc.	General Partnership Interest	14.6%	10.9%
MEI Limited Partnership	General Partnership Interest	12.2%	9.1%
	Limited Partnership Interest	—	0.9%
Micogen Limited Partnership	Limited Partnership Interest	—	4.5%

Total El Paso Ownership		51.0%	43.5%
CMS Energy Company 212 West Michigan Avenue Jackson, MI 49201
CMS Midland, Inc.	General Partnership Interest	49.0%	49.0%
The Dow Chemical Company 2030 Dow Center Midland, MI 48674	Limited Partnership Interest	—	7.5%
Alanna Corporation c/o MCV Limited Partnership 100 Progress Place Midland, MI 48640	Limited Partnership Interest	—	0.00001%

		100.0%	100.0%

(a)	Each partner has sole voting and investment power with respect to its general partnership interest. Limited partners have no voting rights, except to certain specified acts of the Management Committee. MCV is a limited partnership wholly owned by its Partners. Beneficial interests in the partnership are not available to any persons other than the Partners. Accordingly, none of the members of the Management Committee and none of the executive officers of MCV has any beneficial ownership in MCV.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 11, “Executive Compensation — Compensation Committee Interlocks and Insider Participation.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The aggregate of all fees billed to MCV by its independent auditor, Pricewaterhouse Coopers, LLP (PwC), were $191,000 during fiscal year 2003 and $190,033 for 2002, for the portion of 2002 that PwC served as MCV’s independent auditor. Prior to June 2002, at which time PwC was engaged as MCV’s independent auditor, Arthur Andersen, LLP (“AA”) served as MCV’s independent auditor and billed fees of $31,000 during the first half of 2002. See Part II, Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure”. All fees billed to MCV for both periods were for audit fees. These audit fees were for professional services rendered by the principal accountant for the audit of MCV’s annual financial statements and review of financials statements included in MCV’s Form 10-Q, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. During fiscal year 2003 and 2002, MCV was not billed by PwC or AA for any fees for services considered audit-related fees, tax services for tax compliance, tax advice or tax planning or any other fees, other than those described above.

Audit Subcommittee Pre-Approval Policies and Procedures

All services provided by MCV’s independent auditors, PwC, are subject to pre-approval by MCV’s audit subcommittee. The audit subcommittee charter does provide the delegation of pre-approval for some minor services to MCV’s management in the event that there is a need for such approval prior to the next full audit subcommittee meeting. However, a full report of any such interim approvals must be given at the next audit subcommittee meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements.

The following consolidated financial statements are as of December 31, 2003 and 2002 or for each of the three years ended December 31, 2003, 2002 and 2001:

2.	All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

3.	The Exhibits that are filed or incorporated by reference as part of this report are listed in the Exhibit Index filed herewith.

(b)	Reports on Form 8-K.

Current report dated January 23, 2004 containing Item 5, “Other Events” reporting on MCV’s Property Tax judgment.

Report of Independent Auditors

To the Partners and the Management Committee of
Midland Cogeneration Venture Limited Partnership:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners’ equity and cash flows present fairly, in all material respects, the financial position of the Midland Cogeneration Limited Partnership (a Michigan limited partnership) and its subsidiaries (MCV) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the each of the two years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MCV’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of MCV for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 18, 2002.

As explained in Note 2 to the financial statements, effective April 1, 2002, Midland Cogeneration Venture Limited Partnership changed its method of accounting for derivative and hedging activities in accordance with Derivative Implementation Group (“DIG”) Issue C-16.

Detroit, Michigan
February 18, 2004

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR
ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN, AND
ANDERSEN DID NOT CONSENT TO THE INCLUSION OF THIS REPORT INTO THIS FORM 10-K.
THE FOOTNOTE SHOWN BELOW WAS NOT PART OF ANDERSEN’S REPORT.

ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners and the Management Committee of the
Midland Cogeneration Venture Limited Partnership:

We have audited the accompanying consolidated balance sheets of the MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP (a Michigan limited partnership) and subsidiaries (MCV) as of December 31, 2001 and 2000*, and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001*. These financial statements are the responsibility of MCV’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Midland Cogeneration Venture Limited Partnership and subsidiaries as of December 31, 2001 and 2000*, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2001, Midland Cogeneration Venture Limited Partnership changed its method of accounting related to derivatives and hedging activities.

Arthur Andersen LLP

Detroit, Michigan January 18, 2002

*The MCV’s consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of operations, partners’ equity and cash flows for the years ended December 31, 1999 and 2000 are not included in this Annual Report on Form 10-K.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
(In Thousands)

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,651	$160,425
Accounts and notes receivable – related parties	43,805	48,448
Accounts receivable	38,333	32,479
Gas inventory	20,298	19,566
Unamortized property taxes	17,672	18,355
Derivative assets	86,825	73,819
Broker margin accounts and prepaid expenses	8,101	5,165

Total current assets	388,685	358,257

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	2,463,931	2,449,148
Pipeline	21,432	21,432

Total property, plant and equipment	2,485,363	2,470,580
Accumulated depreciation	(991,556)	(920,614)

Net property, plant and equipment	1,493,807	1,549,966

OTHER ASSETS:
Restricted investment securities held-to-maturity	139,755	138,701
Derivative assets non-current	18,100	31,037
Deferred financing costs, net of accumulated amortization of $17,285 and $15,930, respectively	7,680	9,035
Prepaid gas costs, materials and supplies	21,623	11,077

Total other assets	187,158	189,850

TOTAL ASSETS	$2,069,650	$2,098,073

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,368	$58,080
Gas supplier funds on deposit	4,517	—
Interest payable	53,009	56,386
Current portion of long-term debt	134,576	93,928

Total current liabilities	249,470	208,394

NON-CURRENT LIABILITIES:
Long-term debt	1,018,645	1,153,221
Other	2,459	2,148

Total non-current liabilities	1,021,104	1,155,369

COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES	1,270,574	1,363,763

PARTNERS’ EQUITY	799,076	734,310

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,069,650	$2,098,073

The accompanying notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2003	2002	2001

OPERATING REVENUES:
Capacity	$404,681	$404,713	$409,633
Electric	162,093	177,569	184,707
Steam	17,638	14,537	16,473

Total operating revenues	584,412	596,819	610,813

OPERATING EXPENSES:
Fuel costs	254,988	255,142	288,167
Depreciation	89,437	88,963	92,176
Operations	16,943	16,642	16,082
Maintenance	15,107	12,666	13,739
Property and single business taxes	30,040	27,087	26,410
Administrative, selling and general	9,959	8,195	16,404

Total operating expenses	416,474	408,695	452,978

OPERATING INCOME	167,938	188,124	157,835

OTHER INCOME (EXPENSE):
Interest and other income	5,100	5,555	16,725
Interest expense	(113,247)	(119,783)	(126,296)

Total other income (expense), net	(108,147)	(114,228)	(109,571)

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	59,791	73,896	48,264
Cumulative effect of change in method of accounting for derivative option contracts (to April 1, 2002) (Note 2)	—	58,131	—

NET INCOME	$59,791	$132,027	$48,264

The accompanying notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	General	Limited
	Partners	Partners	Total

BALANCE, DECEMBER 31, 2000	$448,100	$79,638	$527,738
Comprehensive Income
Net Income	42,020	6,244	48,264
Other Comprehensive Income
Cumulative effect of accounting change	13,688	2,034	15,722
Unrealized loss on hedging activities	(42,444)	(6,307)	(48,751)
Reclassification adjustments recognized in net income above	7,608	1,131	8,739

Total other comprehensive income	(21,148)	(3,142)	(24,290)

Total Comprehensive Income	20,872	3,102	23,974

BALANCE, DECEMBER 31, 2001	$468,972	$82,740	$551,712
Comprehensive Income
Net Income	114,947	17,080	132,027
Other Comprehensive Income
Unrealized gain on hedging activities since beginning of period	33,311	4,950	38,261
Reclassification adjustments recognized in net income above	10,717	1,593	12,310

Total other comprehensive income	44,028	6,543	50,571

Total Comprehensive Income	158,975	23,623	182,598

BALANCE, DECEMBER 31, 2002	$627,947	$106,363	$734,310
Comprehensive Income
Net Income	52,056	7,735	59,791
Other Comprehensive Income
Unrealized gain on hedging activities since beginning of period	34,484	5,125	39,609
Reclassification adjustments recognized in net income above	(30,153)	(4,481)	(34,634)

Total other comprehensive income	4,331	644	4,975

Total Comprehensive Income	56,387	8,379	64,766

BALANCE, DECEMBER 31, 2003	$684,334	$114,742	$799,076

The accompanying notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,791	$132,027	$48,264
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	90,792	90,430	93,835
Cumulative effect of change in accounting principle	—	(58,131)	—
(Increase) decrease in accounts receivable	(1,211)	48,343	55,127
(Increase) decrease in gas inventory	(732)	133	(5,225)
(Increase) decrease in unamortized property taxes	683	(1,730)	(415)
(Increase) decrease in broker margin accounts and prepaid expenses	(4,778)	31,049	(26,587)
(Increase) decrease in derivative assets	4,906	(20,444)	—
(Increase) decrease in prepaid gas costs, materials and supplies	(8,704)	1,376	8,414
Increase (decrease) in accounts payable and accrued liabilities	(712)	8,774	(43,704)
Increase in gas supplier funds on deposit	4,517	—	—
Decrease in interest payable	(3,377)	(3,948)	(7,082)
Increase (decrease) in other non-current liabilities	311	(24)	245

Net cash provided by operating activities	141,486	227,855	122,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant modifications and purchases of plant equipment	(33,278)	(29,529)	(30,530)
Maturity of restricted investment securities held-to-maturity	601,225	377,192	538,327
Purchase of restricted investment securities held-to-maturity	(602,279)	(374,426)	(539,918)

Net cash used in investing activities	(34,332)	(26,763)	(32,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financing obligation	(93,928)	(182,084)	(155,632)

Net cash used in financing activities	(93,928)	(182,084)	(155,632)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,226	19,008	(64,881)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160,425	141,417	206,298

CASH AND EQUIVALENTS AT END OF PERIOD	$173,651	$160,425	$141,417

The accompanying notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	THE PARTNERSHIP AND ASSOCIATED RISKS

MCV was organized to construct, own and operate a combined-cycle, gas-fired cogeneration facility (the “Facility”) located in Midland, Michigan. MCV was formed on January 27, 1987, and the Facility began commercial operation in 1990.

In 1992, MCV acquired the outstanding common stock of PVCO Corp., a previously inactive company. MCV and PVCO Corp. entered into a partnership agreement to form MCV Gas Acquisition General Partnership (“MCV GAGP”) for the purpose of buying and selling natural gas on the spot market and other transactions involving natural gas activities. Currently, MCV GAGP is not actively engaged in any business activity.

The Facility has a net electrical generating capacity of approximately 1500 MW and approximately 1.5 million pounds of process steam capacity per hour. MCV has entered into three principal energy sales agreements. MCV has contracted to (i) supply up to 1240 MW of electric capacity (“Contract Capacity”) to Consumers Energy Company (“Consumers”) under the Power Purchase Agreement (“PPA”), for resale to its customers through 2025, (ii) supply electricity and steam to The Dow Chemical Company (“Dow”) under the Steam and Electric Power Agreement (“SEPA”) through 2015 and (iii) supply steam to Dow Corning Corporation (“DCC”) under the Steam Purchase Agreement (“SPA”) through 2011. From time to time, MCV enters into other sales agreements for the sale of excess capacity and/or energy available above MCV’s internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers’ ability to perform its obligations under the PPA. Sales pursuant to the PPA have historically accounted for over 90% of MCV’s revenues.

The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the Michigan Public Service Commission (“MPSC”) does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the “regulatory-out” provision). Until September 15, 2007, however, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kilowatt-hour for the available Contract Capacity notwithstanding the “regulatory-out” provision. Consumers and MCV are required to support and defend the terms of the PPA.

The Facility is a qualifying cogeneration facility (“QF”) originally certified by the Federal Energy Regulatory Commission (“FERC”) under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the “Efficiency Percentage”)) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the twelve months ended December 31, 2003, the Facility achieved a Thermal Percentage of 21.0% and an Efficiency Percentage of 47.4%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers’ “avoided cost” and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal Percentage and the corresponding Efficiency Percentage in 2003 and beyond, as well as the PURPA ownership limitations.

The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility’s operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. In addition, to the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV’s financial performance will be negatively affected. The extent of such impact will depend upon the

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers’ coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts cannot accurately be predicted.

At both the state and federal level, efforts continue to restructure the electric industry. A significant issue to MCV is the potential for future regulatory denial of recovery by Consumers from its customers of above market PPA costs Consumers pays MCV. At the state level, the MPSC entered a series of orders from June 1997 through February 1998 (collectively the “Restructuring Orders”), mandating that utilities “wheel” third-party power to the utilities’ customers, thus permitting customers to choose their power provider. MCV, as well as others, filed an appeal in the Michigan Court of Appeals to protect against denial of recovery by Consumers of PPA charges. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow such recovery by Consumers and, therefore, MCV’s issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 2000, the State of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QFs (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permits utilities to securitize certain stranded costs, including PPA charges.

In 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or “stranded costs”) to be paid to MCV under PURPA pursuant to the PPA. In 2001, the United States Court of Appeals (“Appellate Court”) vacated the U.S. District Court’s 1999 summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties’ dispute is hypothetical at this time and the QFs’ (including MCV) claims are premised on speculation about how an order might be interpreted by the MPSC, in the future.

MCV continues to monitor and participate in these industry restructuring matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.

(2)	SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a discussion of MCV’s significant accounting policies.

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Fuel Costs

MCV’s fuel costs are those costs associated with securing natural gas, transportation and storage services necessary to generate electricity and steam from the Facility. These costs are recognized in the income statement based upon actual volumes burned to produce the delivered energy. In addition, MCV engages in certain cost mitigation activities to offset the fixed charges MCV incurs for these activities. The gains or losses resulting from these activities have resulted in net gains of approximately $7.7 million, $3.9 million and $5.5 million for the years ended 2003, 2002 and 2001, respectively. These net gains are reflected as a component of fuel costs.

In July 2000, in response to rapidly escalating natural gas prices and since Consumers electric rates were frozen, MCV entered into transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). For the years ended 2003, 2002 and 2001, MCV estimates that Dispatch Mitigation resulted in net savings of approximately $13.0 million, $2.5 million and $7.6 million, respectively, a portion of which will be realized in reduced maintenance expenditures in future years.

Subsequently, on January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to the 915 MW Settlement and the 325 MW Settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). On February 12, 2004, MCV and Consumers entered into a Resource Conservation Agreement (“RCA”) which, among other things, provides that Consumers will economically dispatch MCV, if certain conditions are met. Such dispatch is expected to reduce electric production from what would have occurred under the Forced Dispatch, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA further provides for the parties to enter into another agreement implementing the terms of the RCA including the sharing of savings realized by not having to generate electricity. The RCA is subject to MPSC approval and MCV and Consumers must accept the terms of the MPSC order as a condition precedent to the RCA becoming effective. The MPSC has not yet acted upon Consumers’ application for approval of the RCA. MCV cannot predict the outcome of the MPSC proceedings necessary to effectuate the RCA.

Inventory

MCV’s inventory of natural gas is stated at the lower of cost or market, and valued using the last-in, first-out (“LIFO”) method. Inventory includes the costs of purchased gas, variable transportation and storage. The amount of reserve to reduce inventories from first-in, first-out (“FIFO”) basis to the LIFO basis at December 31, 2003 and 2002, was $8.4 million and $7.4 million, respectively. Inventory cost, determined on a FIFO basis, approximates current replacement cost.

Materials and Supplies

Materials and supplies are stated at the lower of cost or market using the weighted average cost method. The majority of MCV’s materials and supplies are considered replacement parts for MCV’s Facility.

Depreciation

Original plant, equipment and pipeline were valued at cost for the constructed assets and at the asset transfer price for purchased and contributed assets, and are depreciated using the straight-line method over an estimated useful life of 35 years, which is the term of the PPA, except for the hot gas path components of the GTGs which are primarily being depreciated over a 25-year life. Plant construction and additions, since commercial operations in 1990, are depreciated using the straight-line method over the remaining life of the plant which currently is 22 years. Major renewals and replacements, which extend the useful life of plant and equipment

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

are capitalized, while maintenance and repairs are expensed when incurred. Major equipment overhauls are capitalized and amortized to the next equipment overhaul. Personal property is depreciated using the straight-line method over an estimated useful life of 5 to 15 years. The cost of assets and related accumulated depreciation are removed from the accounts when sold or retired, and any resulting gain or loss reflected in operating income.

Federal Income Tax

MCV is not subject to Federal or State income taxes. Partnership earnings are taxed directly to each individual partner.

Statement of Cash Flows

All liquid investments purchased with a maturity of three months or less at time of purchase are considered to be current cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held-to-maturity, as of December 31, 2003 and December 31, 2002 have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 6 makes it unnecessary to estimate the fair value of the Owner Participants’ underlying debt and equity instruments supporting such financing obligation, since SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” does not require fair value accounting for the lease obligation.

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, MCV adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which was issued in June 1998 and then amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An amendment of FASB Statement No. 133” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activity (collectively referred to as “SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative’s gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Forward Foreign Exchange Contracts

An amended service agreement was entered into between MCV and Alstom Power Company (“Alstom”) (the “Amended Service Agreement”), under which Alstom will provide hot gas path parts for MCV’s twelve

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

gas turbines. The payments due to Alstom under the Amended Service Agreement are adjusted annually based on the U.S. dollar to Swiss franc currency exchange rate.

To manage this currency exchange rate risk and hedge against adverse currency fluctuations impacting the payments under the Amended Service Agreement, MCV maintained a foreign currency hedging program whereby MCV periodically entered into forward purchase contracts for Swiss francs. Under SFAS No. 133, the forward foreign currency exchange contracts qualified as fair value hedges, since they hedged the identifiable foreign currency commitment of the Amended Service Agreement. As of December 31, 2003, MCV did not have any such transactions outstanding and does not anticipate any future transactions since the Alstom Agreement is expected to be terminated in the near future. As of December 31, 2002, MCV had a forward purchase contract involving Swiss francs in the notional amount of $5.0 million. This hedge was considered highly effective, therefore, there was no material gain or loss recognized in earnings during the twelve months ended December 31, 2002.

Natural Gas Supply Contracts

MCV management believes that its long-term natural gas contracts which do not contain volume optionality qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet.

The FASB issued DIG Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long-term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. During the fourth quarter of 2002, MCV removed the option component from three of the nine long-term gas contracts, which should reduce some of the earnings volatility. Since April 2002, MCV has recorded an additional mark-to-market gain of $16.9 million for these gas contracts for a cumulative mark-to-market gain through December 31, 2003 of $75.0 million, which will reverse over the remaining life of these gas contracts, ranging from 2004 to 2007.

For the twelve months ended December 31, 2003, MCV recorded in “Fuel costs” a $5.0 million net mark-to-market loss in earnings associated with these contracts. In addition, as of December 31, 2003 and December 31, 2002, MCV recorded “Derivative assets” in Current Assets in the amount of $56.9 million and $48.9 million, respectively, and for the same periods recorded “Derivative assets” in Other Assets in the amount of $18.1 million and $31.0 million, respectively, representing the mark-to-market gain on these long-term natural gas contracts.

Natural Gas Supply Futures and Options

To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas futures and option contracts in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize MCV’s existing gas supply, storage and transportation arrangements.

These financial instruments are derivatives under SFAS No. 133 and the contracts that are utilized to secure the anticipated natural gas requirements necessary for projected electric and steam sales qualify as cash flow

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

hedges under SFAS No. 133, since they hedge the price risk associated with the cost of natural gas. MCV also engages in cost mitigation activities to offset the fixed charges MCV incurs in operating the Facility. These cost mitigation activities include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these cost mitigation activities are not considered a normal course of business for MCV and do not qualify as hedges under SFAS No. 133. Therefore, the resulting mark-to-market gains and losses from cost mitigation activities are flowed through MCV’s earnings.

Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin account balance as of December 31, 2003 and December 31, 2002 was recorded as a current asset in “Broker margin accounts and prepaid expenses,” in the amount of $4.1 million and $.8 million, respectively.

For the twelve months ended December 31, 2003, MCV has recognized in other comprehensive income, an unrealized $5.0 million increase on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $31.3 million gain in other comprehensive income as of December 31, 2003. This balance represents natural gas futures and options with maturities ranging from January 2004 to December 2007, of which $21.8 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of December 31, 2003, a $29.9 million current derivative asset in “Derivative assets,” representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the twelve months ended December 31, 2003, MCV has recorded a net $35.0 million gain in earnings included in fuel costs from hedging activities related to MCV natural gas requirements for Facility operations and a net $1.0 million gain in earnings from cost mitigation activities.

For the twelve months ended December 31, 2002, MCV recognized an unrealized $50.6 million increase in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, resulting in a $26.3 million gain balance in other comprehensive income as of December 31, 2002. As of December 31, 2002, MCV had recorded a $24.9 million current derivative asset in “Derivative assets.” For the twelve months ended December 31, 2002, MCV had recorded a net $12.2 million loss in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $.4 million gain in earnings from cost mitigation activities.

Interest Rate Swaps

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV established an interest rate hedging program. The notional amounts of the hedges are tied directly to MCV’s anticipated cash investments, without physically exchanging the underlying notional amounts. Cash is deposited with the broker in a margin account at the time the interest rate swap transactions are initiated. The change in market value of these contracts may require further adjustment of the margin account balance. The margin account balance at December 31, 2002, of approximately $25,000, which was recorded as a current asset in “Broker margin accounts and prepaid expenses,” was returned to MCV during the month of January 2003 since MCV currently does not have any outstanding interest rate swap transactions.

As of December 31, 2002, MCV had one interest rate swap, with a notional amount of $20.0 million with a period of performance that extended to December 1, 2002, which did not qualify as a hedge under SFAS No. 133. The gains and losses on this swap were recorded currently in earnings. For the twelve months ended December 31, 2002, MCV recorded an immaterial loss in earnings.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Reclassification

Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

New Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This SFAS amends SFAS No. 133 for decisions made (1) as part of the Derivative Implementations Group process that effectively required amendments to SFAS No. 133, (2) for other Financial Accounting Standards Board projects dealing with financial instruments and (3) for implementation issues raised in relation to the application of this definition of a derivative. The changes in this SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, which will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This standard is effective for contracts entered into or modified after June 30, 2003, with some exceptions. MCV has adopted this standard and does not expect the application to materially affect its financial position or results of operations.

(3)	RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY

Non-current restricted investment securities held-to-maturity have carrying amounts that approximate fair value because of the short maturity of these instruments and consist of the following at December 31 (in thousands):

	2003	2002

Funds restricted for rental payments pursuant to the Overall Lease Transaction	$137,296	$136,554
Funds restricted for management non-qualified plans	2,459	2,147

Total	$139,755	$138,701

(4)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31 (in thousands):

	2003	2002

Accounts payable
Related parties	$7,386	$12,224
Trade creditors	34,786	27,935
Property and single business taxes	12,548	14,842
Other	2,648	3,079

Total	$57,368	$58,080

(5)	GAS SUPPLIER FUNDS ON DEPOSIT

Pursuant to individual gas contract terms with counterparties, deposit amounts may be required by one party to the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will be posted by one party to

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will be posted by one party to the other based on the net amount of the exposure. Interest is earned on funds on deposit. As of December 31, 2003 MCV was not supplying any credit support in the form of cash or letters of credit. As of December 31, 2003 MCV was holding $4.5 million of cash on deposit and letters of credit totaling $116.6 million from two gas suppliers as collateral support.

(6)	LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2003	2002

Financing obligation, maturing through 2015, payable in semi-annual installments of principal and interest, collateralized by property, plant and equipment	$1,153,221	$1,247,149
Less current portion	(134,576)	(93,928)

Total long-term debt	$1,018,645	$1,153,221

Financing Obligation

In June 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements (“Overall Lease Transaction”) with a lessor group, related to substantially all of MCV’s fixed assets. Proceeds of the financing were used to retire borrowings outstanding under existing loan commitments, make a capital distribution to the Partners and retire a portion of notes issued by MCV to MEC Development Corporation (“MDC”) in connection with the transfer of certain assets by MDC to MCV. In accordance with SFAS No. 98, “Accounting For Leases,” the sale and leaseback transaction has been accounted for as a financing arrangement.

The financing obligation utilizes the effective interest rate method, which is based on the minimum lease payments required through the end of the basic lease term of 2015 and management’s estimate of additional anticipated obligations after the end of the basic lease term. The effective interest rate during the remainder of the basic lease term is approximately 9.4%.

Under the terms of the Overall Lease Transaction, MCV sold undivided interests in all of the fixed assets of the Facility for approximately $2.3 billion, to five separate owner trusts (“Owner Trusts”) established for the benefit of certain institutional investors (“Owner Participants”). U.S. Bank National Association (formerly known as State Street Bank and Trust Company) serves as owner trustee (“Owner Trustee”) under each of the Owner Trusts, and leases undivided interests in the Facility on behalf of the Owner Trusts to MCV for an initial term of 25 years. CMS Midland Holdings Company (“CMS Holdings”), currently a wholly owned subsidiary of Consumers, acquired a 35% indirect equity interest in the Facility through its purchase of an interest in one of the Owner Trusts.

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

MCV has agreed to indemnify various parties to the sale and leaseback transaction against any expenses or environmental claims asserted, or certain federal and state taxes imposed on the Facility, as defined in the Overall Lease Transaction.

Under the terms of the Overall Lease Transaction and refinancing of the tax-exempt bonds, approximately $25.0 million of transaction costs were a liability of MCV and have been recorded as a deferred cost. Financing costs incurred with the issuance of debt are deferred and amortized using the interest method over the remaining portion of the 25-year lease term. Deferred financing costs of approximately $1.4 million, $1.5 million and $1.7 million were amortized in the years 2003, 2002 and 2001, respectively.

Interest and fees incurred related to long-term debt arrangements during 2003, 2002 and 2001 were $111.9 million, $118.3 million and $124.6 million, respectively.

Interest and fees paid during 2003, 2002 and 2001 were $115.4 million, $122.1 million and $131.7 million, respectively.

Minimum payments due under these long-term debt arrangements over the next five years are (in thousands):

	Principal	Interest	Total

2004	$134,576	$108,233	$242,809
2005	76,547	97,836	174,383
2006	63,459	92,515	155,974
2007	62,916	87,988	150,904
2008	67,753	83,163	150,916

	$405,251	$469,735	$874,986

Revolving Credit Agreement

MCV has also entered into a working capital line (“Working Capital Facility”), which expires August 29, 2004. Under the terms of the existing agreement, MCV can borrow up to the $50 million commitment, in the form of short-term borrowings or letters of credit collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. During 2003, MCV did not utilize the Working Capital Facility. At December 31, 2003, MCV had no outstanding borrowings or letters of credit.

Intercreditor Agreement

MCV has also entered into an Intercreditor Agreement with the Owner Trustee, Working Capital Lender, U.S. Bank National Association as Collateral Agent (“Collateral Agent”) and the Senior and Subordinated Indenture Trustees. Under the terms of this agreement, MCV is required to deposit all revenues derived from the operation of the Facility with the Collateral Agent for purposes of paying operating expenses and rent. In addition, these funds are required to pay construction modification costs and to secure future rent payments. As of December 31, 2003, MCV has deposited $137.3 million into the reserve account. The reserve account is to be maintained at not less than $40 million nor more than $137 million (or debt portion of next succeeding basic rent payment, whichever is greater). Excess funds in the reserve account are periodically transferred to MCV. This agreement also contains provisions governing the distribution of revenues and rents due under the Overall Lease Transaction, and establishes the priority of payment among the Owner Trusts, creditors of the Owner Trusts, creditors of MCV and the Partnership.

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

Steam and Electric Power Agreement

MCV and Dow executed the SEPA for the sale to Dow of certain minimum amounts of steam and electricity for Dow’s facilities.

If the SEPA is terminated, and Consumers does not fulfill MCV’s commitments as provided in the Backup Steam and Electric Power Agreement, MCV will be required to pay Dow a termination fee, calculated at that time, ranging from a minimum of $60 million to a maximum of $85 million. This agreement provides for the sale to Dow of steam and electricity produced by the Facility for terms of 25 years and 15 years, respectively, commencing on the commercial operation date and year-to-year thereafter.

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

Gas Supply Agreements

MCV has entered into gas purchase agreements with various producers for the supply of natural gas. The current contracted volume totals 227,561 MMBtu per day annual average for 2004. As of January 1, 2004, gas contracts with U.S. suppliers provide for the purchase of 149,423 MMBtu per day while gas contracts with Canadian suppliers provide for the purchase of 78,138 MMBtu per day. Some of these contracts require MCV to pay for a minimum amount of natural gas per year, whether or not taken. The estimated minimum commitments under these contracts based on current long term prices for gas for the years 2004 through 2008 are $267.3 million, $338.6 million, $344.1 million, $340.4 million and $283.9 million, respectively. A portion of these payments may be utilized in future years to offset the cost of quantities of natural gas taken above the minimum amounts.

Gas Transportation Agreements

MCV has entered into firm natural gas transportation agreements with various pipeline companies. These agreements require MCV to pay certain reservation charges in order to reserve the transportation capacity.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

MCV incurred reservation charges in 2003, 2002 and 2001, of $34.8 million, $35.1 million and $36.2 million, respectively. The estimated minimum reservation charges required under these agreements for each of the years 2004 through 2008 are $34.9 million, $33.8 million, $30.0 million, $21.6 million and $21.6 million, respectively. These projections are based on current commitments.

Gas Turbine Service Agreement

MCV entered into a Service Agreement, as amended, with Alstom, which commenced on January 1, 1990 and was set to expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009. Under the terms of this agreement, Alstom sold MCV an initial inventory of spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV’s request. Upon termination of the Service Agreement (except for nonperformance by Alstom), MCV must pay a cancellation payment. MCV and Alstom amended the Service Agreement, effective December 31, 1993, to include the supply of hot gas path parts. Under the amended Service Agreement, Alstom provides hot gas path parts for MCV’s twelve gas turbines through the fourth series of major GTG inspections, which were completed in 2002. In January 1998, MCV and Alstom amended the length of the amended Service Agreement to extend through the sixth series of major GTG inspections, which are expected to be completed by year end 2008, for a lump sum fixed price covering the entire term of the amended Service Agreement of $266.5 million (in 1993 dollars, which is adjusted based on exchange rates and Swiss inflation indices), payable on the basis of operating hours as they occur over the same period. MCV has made payments totaling approximately $200.7 million under this amended Service Agreement through December 31, 2003.

MCV signed a new maintenance service and parts agreement with General Electric International, Inc. (“GEII”), effective December 31, 2002 (“GEII Agreement”). GEII will provide maintenance services and hot gas path parts for MCV’s twelve GTG’s. Under terms and conditions similar to the MCV/Alstom Service Agreement, as described above the GEII Agreement will cover four rounds of major GTG inspections, which are expected to be completed by the year 2015, at a savings to MCV as compared to the Service Agreement with Alstom. The GEII Agreement is expected to replace the current Alstom Service Agreement commencing July 1, 2004. The GEII Agreement can be terminated by either party for cause or convenience. Should termination for convenience occur, a buy out amount will be paid by the terminating party with payments ranging from approximately $19.0 million to $.9 million, based upon the number of operating hours utilized since commencement of the GEII Agreement.

MCV terminated the Alstom Service Agreement in February 2004, for cause and therefore does not owe the approximately $5.8 million termination payment to Alstom. MCV has a claim against Alstom for approximately $3.0 million for adjustments due to reduced equivalent operating hours experienced under the Service Agreement, that was paid by MCV and a claim against Alstom for one set of hot gas path spare parts (valued within a range of $3.0 million to $7.0 million). These matters may be disputed by Alstom and other disputes may arise. MCV will seek final resolution of all claims that may arise between the parties. At this time, MCV has not recognized any liability to or receivable from Alstom in connection with these claims or termination.

Steam Turbine Service Agreement

MCV entered into a nine year Steam Turbine Maintenance Agreement with General Electric Company effective January 1, 1995, which is designed to improve unit reliability, increase availability and minimize unanticipated maintenance costs. In addition, this contract includes performance incentives and penalties, which are based on the length of each scheduled outage and the number of forced outages during a calendar year. Effective February 1, 2004, MCV and GE amended this contract to extend its term through August 31, 2007. MCV will continue making monthly payments over the life of the contract, which will total

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

$22.3 million (subject to escalation based on defined indices). The parties have certain termination rights without incurring penalties or damages for such termination. Upon termination, MCV is only liable for payment of services rendered or parts provided prior to termination.

Site Lease

In December 1987, MCV leased the land on which the Facility is located from Consumers (“Site Lease”). MCV and Consumers amended and restated the Site Lease to reflect the creation of five separate undivided interests in the Site Lease as of June 1, 1990. Pursuant to the Overall Lease Transaction, MCV assigned these undivided interests in the Site Lease to the Owner Trustees, which in turn subleased the undivided interests back to MCV under five separate site subleases.

The Site Lease is for a term which commenced on December 29, 1987, and ends on December 31, 2035, including two renewal options of five years each. The rental under the Site Lease is $.6 million per annum, including the two five-year renewal terms.

Gas Turbine Generator Compressor Blade Agreement

MCV entered into an agreement with MTS Machinery Tools & Services AG (“MTS”), in January 2002. Under this agreement MTS redesigned and will manufacture and install new design compressor blades for MCV’s twelve GTG’s, which is expected to increase the overall electrical capacity and efficiency of each GTG. MCV has purchased three sets of such blades and has the option to purchase an additional nine sets. The first set of compressor blades was installed in the second quarter of 2003 for approximately $4.2 million. At this time, an additional two sets have been ordered at a cost of $4.1 million.

(8)	PROPERTY TAXES

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2003 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2003 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000. MCV management has estimated that the decision will result in a refund to MCV for the tax years 1997 through 2000 of approximately $29 million in taxes plus $7 million of interest. The decision is subject to reconsideration at the Tribunal and may be appealed to the Michigan Appellate Court and Michigan Supreme Court. The City of Midland has filed a motion for reconsideration at the Michigan Tax Tribunal, asking the Tribunal to make certain technical corrections, as well as substantive changes to the decision. MCV has opposed this motion. MCV management cannot predict the outcome of these further legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $15.5 million of deferred expenses) in earnings at this time.

(9)	RETIREMENT BENEFITS

Postretirement Health Care Plans

In 1992, MCV established defined cost postretirement health care plans (“Plans”) that cover all full-time employees, excluding key management. The Plans provide health care credits, which can be utilized to purchase medical plan coverage and pay qualified health care expenses. Participants become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The Plans granted retroactive benefits for all employees hired prior to January 1, 1992. This prior service cost has been amortized to expense over a five

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

year period. MCV annually funds the current year service and interest cost as well as amortization of prior service cost to both qualified and non-qualified trusts. The MCV accounts for retiree medical benefits in accordance with SFAS 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” This standard required the full accrual of such costs during the years that the employee renders service to the MCV until the date of full eligibility. The accumulated benefit obligation of the Plans were $3.3 million at December 31, 2003 and $2.7 million at December 31, 2002. The measurement date of these Plans was December 31, 2003.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At this time, because of various uncertainties related to this legislation and the appropriate accounting methodology, MCV has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require MCV to change previously reported information. This deferral election is permitted under SFAS 106-1.

The following table reconciles the change in the Plans’ benefit obligation and change in Plan assets as reflected on the balance sheet as of December 31 (in thousands):

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$2,741.9	$2,405.1
Service cost	212.5	197.3
Interest cost	178.2	188.7
Actuarial gain (loss)	147.4	(44.6)
Benefits paid during year	(4.0)	(4.6)

Benefit obligation at end of year	3,276.0	2,741.9

Change in Plan assets:
Fair value of Plan assets at beginning of year	2,045.8	2,088.0
Actual return on Plan assets	527.5	(270.9)
Employer contribution	257.5	233.3
Benefits paid during year	(4.0)	(4.6)

Fair value of Plan assets at end of year	2,826.8	2,045.8

Unfunded (funded) status	449.2	696.1
Unrecognized prior service cost	(170.3)	(184.6)
Unrecognized net gain (loss)	(278.9)	(511.5)

Accrued benefit cost	$—	$—

Net periodic postretirement health care cost for years ending December 31, included the following components (in thousands):

	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$212.5	$197.3	$173.5
Interest cost	178.2	188.7	142.9
Expected return on Plan assets	(163.7)	(167.0)	(171.3)
Amortization of unrecognized net (gain) or loss	30.5	14.3	(12.6)

Net periodic benefit cost	$257.5	$233.3	$132.5

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$48.6	$41.8
Effect on postretirement benefit obligation	$358.1	$310.9

Assumptions used in accounting for the Post-Retirement Health Care Plan were as follows:

	2003	2002	2001

Discount rate	6.00%	6.75%	7.25%
Long-term rate of return on Plan assets	8.00%	8.00%	8.00%
Inflation benefit amount
1998 through 2004	0.00%	0.00%	0.00%
2005 and later years	4.00%	4.00%	4.00%

The long-term rate of return on Plan assets is established based on MCV’s expectations of asset returns for the investment mix in its Plan (with some reliance on historical asset returns for the Plans). The expected returns for various asset categories are blended to derive one long-term assumption.

Plan Assets. Citizens Bank has been appointed as trustee (“Trustee”) of the Plan. The Trustee serves as investment consultant, with the responsibility of providing financial information and general guidance to the MCV Benefits Committee. The Trustee shall invest the assets of the Plan in the separate investment options in accordance with instructions communicated to the Trustee from time to time by the MCV Benefit Committee. The MCV Benefits Committee has the fiduciary and investment selection responsibility for the Plan. The MCV Benefits Committee consists of MCV Officers (excluding the President and Chief Executive Officer).

The MCV has a target allocation of 80% equities and 20% debt instruments. These investments emphasis total growth return, with a moderate risk level. The MCV Benefits Committee reviews the performance of the Plan investments quarterly, based on a long-term investment horizon and applicable benchmarks, with rebalancing of the investment portfolio, at the discretion of the MCV Benefits Committee.

MCV’s Plan’s weighted-average asset allocations, by asset category are as follows as of December 31:

	2003	2002

Asset Category:
Cash and cash equivalents	11%	1%
Fixed income	17%	23%
Equity securities	72%	76%

Total	100%	100%

Contributions. MCV expects to contribute approximately $.2 million to the Plan in 2004.

Retirement and Savings Plans

MCV sponsors a defined contribution retirement plan covering all employees. Under the terms of the plan, MCV makes contributions to the plan of either five or ten percent of an employee’s eligible annual compensation dependent upon the employee’s age. MCV also sponsors a 401(k) savings plan for employees. Contributions and costs for this plan are based on matching an employee’s savings up to a maximum level. In

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2003, 2002 and 2001, MCV contributed $1.3 million, $1.2 million and $1.1 million, respectively under these plans.

Supplemental Retirement Benefits

MCV provides supplemental retirement, postretirement health care and excess benefit plans for key management. These plans are not qualified plans under the Internal Revenue Code; therefore, earnings of the trusts maintained by MCV to fund these plans are taxable to the Partners and trust assets are included in the assets of MCV.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(10)	PARTNERS’ EQUITY AND RELATED PARTY TRANSACTIONS

The following table summarizes the nature and amount of each of MCV’s Partner’s equity interest, interest in profits and losses of MCV at December 31, 2003, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of December 31, 2003, 2002 and 2001, and for each of the twelve month periods ended December 31 (in thousands).

Beneficial Owner, Equity Partner,
Type of Partner and Nature of Related Party	Equity Interest		Interest	Related Party Transactions and Agreements	2003	2002	2001

CMS Energy Company
CMS Midland, Inc.				Power purchase agreements	$513,774	$557,149	$550,477
General Partner; wholly-owned subsidiary of Consumers Energy Company				Purchases under gas transportation agreements	14,294	23,552	24,059
				Purchases under spot gas agreements	663	3,631	3,756
				Purchases under gas supply agreements	2,330	11,306	10,725
				Gas storage agreement	2,563	2,563	2,563
				Land lease/easement agreements	600	600	600
				Accounts receivable	40,373	44,289	48,843
				Accounts payable	1,025	3,502	4,772
	$391,546		49.0%	Sales under spot gas agreements	3,260	1,084	7,107

El Paso Corporation
Source Midland Limited Partnership (“SMLP”) General Partner; owned by subsidiaries of El Paso Corporation(1)				Purchase under gas transportation agreements	13,023	12,463	13,653
				Purchases under spot gas agreement	610	15,655	45,130
				Purchases under gas supply agreement	54,308	47,136	5,912
				Gas agency agreement	238	365	1,989
				Deferred reservation charges under gas purchase agreement	4,728	—	7,880
				Accounts receivable	—	523	—
				Accounts payable	5,751	7,706	5,198
				Sales under spot gas agreements	3,474	14,007	28,451
	$139,421		18.1%	Partner cash withdrawal (including accrued interest)(2)	—	—	56,714
El Paso Midland, Inc. (“El Paso Midland”) General Partner; wholly-owned subsidiary of El Paso Corporation(1)				See related party activity listed under SMLP.
	83,653		10.9
MEI Limited Partnership (“MEI”)				See related party activity listed under SMLP.
A General and Limited Partner; 50% interest owned by El Paso Midland, Inc. and 50% interest owned by SMLP(1)
General Partnership Interest	69,714		9.1
Limited Partnership Interest	6,969		.9
Micogen Limited Partnership	34,854		4.5	See related party activity listed under SMLP.
(“MLP”) Limited Partner, owned subsidiaries of El Paso Corporation(1)

Total El Paso Corporation	$334,611		43.5%

The Dow Chemical Company
The Dow Chemical Company				Steam and electric power agreement	36,207	29,385	33,727
Limited Partner				Steam purchase agreement - Dow Corning Corp (affiliate)	4,017	3,746	3,781
				Purchases under demineralized water supply agreement	6,396	6,605	6,913
				Accounts receivable	3,431	3,635	3,191
				Accounts payable	610	1,016	948
				Standby and backup fees	731	734	696
	$72,918		7.5%	Sales of gas under tolling agreement	—	6,442	—

Alanna Corporation
Alanna Corporation				Note receivable	1	1	1
Limited Partner; wholly-owned subsidiary of Alanna Holdings Corporation	$1	(3)	.00001%

Footnotes to Partners’ Equity and Related Party Transactions

(1)	On January 29, 2001, El Paso Corporation (“El Paso”) announced that it had completed its merger with The Coastal Corporation (“Coastal”). Coastal was the previous parent company of El Paso Midland (formerly known as Coastal Midland, Inc.), SMLP, MLP and, through SMLP, MEI. After the merger, Coastal became a wholly-owned subsidiary of El Paso and has changed its name to El Paso CGP Company.

(2)	A letter of credit has been issued and recorded as a note receivable from El Paso Midland, this amount includes their share of cash available, as well as, cash available to MEI, MLP and SMLP.

(3)	Alanna’s capital stock is pledged to secure MCV’s obligation under the lease and other overall lease transaction documents.

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

Date: March 1, 2004	By	/s/ James M. Kevra

James M. Kevra
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James M. Kevra James M. Kevra	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2004

/s/ James M. Rajewski James M. Rajewski	Chief Financial Officer, Vice President and Controller (Principal Accounting Officer)	March 1, 2004

/s/ John J. O’Rourke John J. O’Rourke	Chairman, Management Committee	March 1, 2004

/s/ David W. Joos David W. Joos	Member, Management Committee	March 1, 2004

EXHIBIT INDEX

Exhibit
Number		Description

3.1	-	Restated Certificate of Limited Partnership dated June 13, 1988 ((a), Exhibit 3.1)).

3.2	-	Amended and Restated Limited Partnership Agreement of MCV dated as of June 13, 1988 ((a) (Exhibit 3.2)).

3.2 (a)	-	Amendment No. 1 dated as of May 26, 1989 to Amended and Restated Limited Partnership Agreement ((a) (Exhibit 3.3)).

3.2 (b)	-	Amendment No. 2 dated as of November 28, 1989 to Amended and Restated Limited Partnership Agreement ((a), Exhibit 3.4)).

3.2 (c)	-	Amendment No. 3 dated as of June 1, 1990 to Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit (2)(b) to CMS Energy Corporation’s Form 10-K dated March 21, 1990, File No. 1-9513).

3.3	-	Memorandum of Agreement, dated March 2, 1990, relating to Amended and Restated Partnership Agreement ((a), (Exhibit 3.6)).

4.1	-	Senior Trust Indenture, Leasehold Mortgage and Security Agreement dated as of June 1, 1990 between Shawmut Bank and United States Trust Company of New York ((a), Exhibit 4.1)).

4.1 (a)	-	Senior Trust Indenture Supplement No. 1 dated as of June 1, 1990 ((a), (Exhibit 4.2)).

4.2	-	Subordinated Trust Indenture, Leasehold Mortgage and Security Agreement dated as of June 1, 1990 between Shawmut Bank and Meridian Trust Company (“Subordinated Trust Indenture”) ((a), (Exhibit 4.5)).

4.2 (a)	-	Subordinated Trust Indenture Supplement No. 1 dated as of June 1, 1990 ((a), (Exhibit 4.6)).

4.2 (b)	-	Subordinated Trust Indenture Supplement No. 2 dated as of July 1, 1990 ((a), (Exhibit 4.7)).

4.3	-	Collateral Trust Indenture dated as of June 1, 1990 among Midland Funding Corporation I, MCV and United States Trust Company of New York (incorporated by reference to Exhibit No. (28)(b) to CMS Energy Corporation’s Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

4.3 (a)	-	Collateral Trust Indenture Supplement No. 1 dated June 1, 1990 ((a), (Exhibit 4.4)).

4.4	-	Collateral Trust Indenture dated as of June 1, 1990 among Midland Funding Corporation II, MCV and Meridian Trust Company (incorporated by reference to Exhibit No. (28)(d) to CMS Energy Corporation’s Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

4.4 (a)	-	Collateral Trust Indenture Supplement No. 1 dated June 1, 1990 ((a), (Exhibit 4.9)).

4.5	-	Amended and Restated Trust Agreement dated as of March 1, 1990 between Shawmut Bank and Owner Participant ((a), (Exhibit 4.10)).

4.6	-	Lease Agreement, dated as of March 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 4.11)).

4.6 (a)	-	Amended and Restated Lease Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 4.12)).

4.6 (b)	-	Amendment No. 1 dated as of January 1, 1992 to Amended and Restated Lease Agreement ((d), (Exhibit 4.17)).

EXHIBIT INDEX

Exhibit
Number		Description

4.6 (c)	-	Second Amended and Restated Agreement of Lease [Part A] dated as of June 1, 1990 among Consumers, MCV, CMS Midland, Inc. and MEC Development Corporation ((a), (Exhibit 4.14)).

4.7	-	Amended and Restated Participation Agreement dated as of June 1, 1990 among MCV, Owner Participant, Shawmut Bank, United States Trust Company, Meridian Trust Company, Midland Funding Corporation I, Midland Funding Corporation II, MDC and Institutional Senior Bond Purchasers ((a), (Exhibit 4.13)).

4.8	-	Ground Lease Assignment and Assumption Agreement dated as of June 1, 1990 among Shawmut Bank and MCV ((a), (Exhibit 4.15)).

4.9	-	Collateral Agency and Intercreditor Agreement dated as of June 1, 1990 between Shawmut Bank, MCV, United States Trust Company, Meridian Trust Company, Bank of Montreal and Manufacturers National Bank of Detroit ((a), (Exhibit 4.16)).

10.1	-	Tax Exempt Collateral Trust Indenture dated as of July 1, 1990 among The Economic Development Corporation of the County of Midland, MCV and Meridian Trust Company (incorporated by reference to Exhibit No. (28)(g) to CMS Energy Corporation’s Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

10.1 (a)	-	Tax Exempt Collateral Trust Indenture Supplement No. 1 dated July 1, 1990 ((a), (Exhibit 10.2)).

10.2	-	Credit Agreement dated as of June 16, 1990 among Bank of Montreal as Agent, the Lenders named therein and MCV ((a), (Exhibit 10.3)), as amended.

10.3	-	CMS Transfer Agreement dated as of January 27, 1987, as amended as of June 13, 1988, among Consumers Power Company, CMS Midland, Inc. and MCV (incorporated by reference to Exhibit (19)(a) to Consumers Power Company’s Form 10-Q for the quarter ended June 30, 1988, File No. 1-5611).

10.4	-	Amended and Restated MDC Transfer Agreement dated as of June 13, 1988, among Consumers Power Company, MEC Development Corporation and MCV, as amended by the March 2, 1990 Memorandum of Agreement with respect to the Amended and Restated Partnership Agreement (incorporated by reference to Exhibit No. (19)(b) to Consumers Power Company’s Form 10-Q for the quarter ended June 30, 1988, File No. 1-5611), as amended by the March 2, 1990 Memorandum of Agreement with respect to the Amended and Restated MDC Transfer Agreement (incorporated by reference to Exhibit (2)(b) to CMS Energy Corporation’s Form 8-K dated March 21, 1990, File No. 1-9513).

10.5	-	Amended and Restated Tax Indemnification Agreement, dated as of June 1, 1990, among MCV and Owner Participant ((a), (Exhibit 10.70)).

10.6	-	Capacity Support Agreement dated as of June 9, 1988, between CMS Energy Corporation and MCV (incorporated by reference to Exhibit No. 10(m) to CMS Energy Corporation’s Annual Report on Form 10-K, for the year ended December 31, 1988, File No. 1-9513).

10.7	-	Registration Rights Agreement dated as of December 17, 1993 among Midland Funding Corporation I, MCV, Consumers and Morgan Stanley & Co. Incorporated and Donaldson, Lufkin & Jearette Securities Corporation ((e), (Exhibit 10.97)).

10.8	-	Power Purchase Agreement, dated as of July 17, 1986, between MCV and Consumers Power Company (“PPA”) ((a), (Exhibit 10.4)).

10.8 (a)	-	Amendment No. 1 to PPA dated September 10, 1987 ((a), (Exhibit 10.5)).

EXHIBIT INDEX

Exhibit
Number		Description

10.8 (b)	-	Amendment No. 2 to PPA dated March 18, 1988 ((a), (Exhibit 10.6)).

10.8 (c)	-	Amendment No. 3 to PPA dated August 28, 1989 ((a), (Exhibit 10.7)).

10.8 (d)	-	Amendment No. 4A to PPA dated May 25, 1989 ((a), (Exhibit 10.8)).

10.9	-	Settlement Agreement dated April 5, 1999, between MCV and Consumers Energy Company ((j), (Exhibit 10.1)).

10.10	-	Special Facilities/Interconnection Agreement dated as of July 8, 1988 between MCV and Consumers Power Company ((a), (Exhibit 10.25)).

10.11	-	Residual Open Access Interconnection Service Purchase Agreement between Consumers Power Company and MCV, dated December 5, 1991 ((c), (Exhibit 10.83)).

10.12	-	Agreement with respect to the transmission of power dated as of June 9, 1988, between Consumers Power Company and MCV ((a), (Exhibit 10.69)).

10.13	-	MCV Backup Agreement dated June 9, 1988 between MCV and Consumers Power Company with respect to Alternative Generating Equipment ((a), (Exhibit 10.27)).

10.14	-	Interconnection Option between MCV, Consumers Power Company, Michigan Gas Storage Company and The Dow Chemical Company dated April 27, 1988 ((a), (Exhibit 10.14)).

10.15	-	Steam and Electric Power Agreement between The Dow Chemical Company and MCV dated January 27, 1987 (the “SEPA”) ((a), (Exhibit 10.10)).

10.15 (a)	-	First Amendment to SEPA ((a), (Exhibit 10.11)).

10.15 (b)	-	Exhibit “A” to SEPA ((a), (Exhibit 10.13)).

10.15 (c)	-	Fourth Amendment to SEPA ((a), (Exhibit 10.15)).

10.15 (d)	-	Fifth Amendment to SEPA ((a), (Exhibit 10.16)).

10.15 (e)	-	Sixth Amendment to SEPA, dated November 20, 1989 ((f), (Exhibit 10.14(e)).

10.15 (f)	-	Seventh Amendment to SEPA, dated November 22, 1994 ((f), (Exhibit 10.14(f)).

10.16	-	Demineralized Water Supply Agreement dated as of January 27, 1987 between MCV and The Dow Chemical Company ((a), (Exhibit 10.31)).

10.17	-	Package Boiler Sale and Support Agreement between The Dow Chemical Company, Consumers Power Company and MCV dated as of January 27, 1987 ((a), (Exhibit 10.32)).

10.18	-	Equipment Lease dated as of January 27, 1987 between The Dow Chemical Company and MCV (the “Equipment Lease”) ((a), (Exhibit 10.71)).

10.18 (a)	-	First Amendment to Equipment Lease effective March 1, 1988 and dated as of May 4, 1988 ((a), (Exhibit 10.72)).

10.18 (b)	-	Second Amendment to Equipment Lease effective December 1, 1989 and dated November 20, 1989 ((a), (Exhibit 10.73)).

EXHIBIT INDEX

Exhibit
Number		Description

10.19	-	Equipment Lease Easement dated as of January 27, 1988 between The Dow Chemical Company and MCV ((a), (Exhibit 10.74)).

10.19 (a)	-	First Amendment to Equipment Lease Easement effective March 1, 1988 and dated May 4, 1988 ((a), (Exhibit 10.75)).

10.19 (b)	-	Second Amendment to Equipment Lease Easement effective December 1, 1989 and dated November 20, 1989 ((a), (Exhibit 10.76)).

10.20	-	Service Agreement dated as of June 9, 1988 between MCV and ABB Alstom Power, Inc. (Previously ABB Energy Services, Inc.) ((a), (Exhibit 10.22)).

10.20 (a)	-	Hot Gas Path Parts Addendum to the Service Agreement dated March 22, 1994 ((e), (Exhibit 10.99)).

10.20 (b)	-	Amendment No. 1 to the Service Agreement dated April 1, 1995 ((g), (Exhibit 10.20(b))).

10.20 (c)	-	Amendment No. 2 to the Service Agreement dated January 15, 1998 ((h), (Exhibit 10.19 (c))).

10.21	-	Operating Agreement, dated as of June 1, 1990, between MCV and Shawmut Bank, as Owner Trustee ((a), (Exhibit 10.23)).

10.22	-	Lessee Mortgage and Security Agreement, dated as of June 1, 1990, between Shawmut Bank, as Owner Trustee, and MCV ((a), (Exhibit 10.24)).

10.23	-	Cogeneration Agreements Assignment, dated as of June 1, 1990, between Shawmut Bank, Owner Trustee, and MCV ((a), (Exhibit 10.26)).

10.24	-	Support Facilities License and Easement Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 10.29)).

10.25	-	Facility Agreements and Governmental Actions Assignment Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 10.30)).

10.26	-	Development Agreement, dated as of June 1, 1990 between MCV, Shawmut Bank, as Owner Trustee, and MCV2 ((a), (Exhibit 10.33)).

10.27	-	Amended and Restated Consent and Agreement, dated as of June 1, 1990, between The Dow Chemical Company, Shawmut Bank, as Owner Trustee, Meridian Trust Company and United States Trust Company, MCV and Consumers Power Company ((a), (Exhibit 10.34)).

10.28	-	Consent and Agreement, dated as of June 1, 1990, between Consumers Power Company, MCV, Shawmut Bank, as Owner Trustee, Meridian Trust Company and United States Trust Company ((a), (Exhibit 10.35)).

10.29	-	Natural Gas Purchase Agreement, dated as of May 1, 1989 between Northern Michigan Gas Exploration Company (“Nomeco”), CMS Energy Corporation and MCV ((a), (Exhibit 10.39)).

10.29 (a)	-	Amendment dated March 1, 1992 to the Natural Gas Purchase Agreement dated as of May 1, 1989 between Nomeco, CMS Energy Corporation and MCV ((e), (Exhibit 10.95)).

10.29 (b)	-	Amendment dated May 11, 1994 to the Natural Gas Purchase Agreement dated as of May 1, 1989 between Nomeco, CMS Energy and MCV,((f), (Exhibit 10.29(b)).

EXHIBIT INDEX

Exhibit
Number		Description

10.30	-	Natural Gas Purchase Agreement, dated as of May 13, 1988 between ANR Production Company and MCV ((a), (Exhibit 10.41)).

10.31	-	Natural Gas Purchase Contract dated August 18, 1994, between Coastal Gas Marketing and MCV ((f), (Exhibit 10.32)).

10.32	-	Natural Gas Purchase Agreement, dated May 1, 1989 between CoEnergy Trading Company (previously Northern Michigan Gas Exploration Company before being assigned to CoEnergy Trading Company on March 14, 1995) and MCV ((a), (Exhibit 10.40)).

10.33	-	Natural Gas Purchase Agreement, dated February 1, 1992 between CoEnergy Trading Company (previously Nomeco Oil and Gas Company before being assigned to CoEnergy Trading Company on July 22, 1994) and MCV ((d), (Exhibit 10.84)).

10.34	-	Natural Gas Purchase Agreement, dated as of June 2, 1997 between MCV and CMS Marketing, Services and Trading Company ((h), (Exhibit 10.33)).

10.35	-	Gas Sales Agreement, dated July 1, 1999, between MCV and CMS Marketing Services and Trading Company ((k), (Exhibit 10.0)).

10.36	-	Gas Sales Agreement, dated November 15, 1998, between MCV and Engage Energy US, L.P. ((l), (Exhibit 10.37)).

10.37	-	Gas Sales Agreement, dated September 20, 1999, between MCV and Engage Energy US, L.P. ((l), (Exhibit 10.38)).

10.38	-	Long Term Gas Agreement, dated September 1, 2000, between MCV and Coastal Merchant Energy, L.P. ((m), (Exhibit 10.39)).

10.39	-	Long Term Gas Agreement, dated October 10, 2000, between MCV and El Paso Merchant Energy Gas, L.P., as amended ((m), (Exhibit 10.40)).

10.40	-	Long Term Gas Agreement, dated October 10, 2000, between MCV and CMS Marketing, Services and Trading Company ((m), (Exhibit 10.41)).

10.41	-	Long Term Gas Agreement, dated October 5, 2001, between MCV and El Paso Merchant Energy, L.P. ((n), (Exhibit 10.42)).

10.42	-	Long Term Gas Agreement, dated October 5, 2001, between MCV and CMS Marketing, Services and Trading Company ((n), (Exhibit 10.43)).

10.43	-	Transportation Service Agreement, dated as of May 25, 1988 between Great Lakes Gas Transmission Company and MCV and letter agreements dated May 25, 1988 and May 26, 1988 ((a), (Exhibit 10.60)).

10.44	-	Transportation Agreement (#17800) dated November 24, 1993 between ANR Pipeline Company and MCV ((f), (Exhibit 10.35)).

10.45	-	Transportation Agreement (#17850) dated November 24, 1993 between ANR Pipeline Company and MCV ((f), (Exhibit 10.36)).

10.46	-	Gas Transportation Agreement (Firm Service), dated as of March 2, 1988, between Michigan Gas Storage and MCV and amendment thereto dated September 21, 1988 and March 28, 2002. ((a), (Exhibit 10.64)).

EXHIBIT INDEX

Exhibit
Number		Description

10.47	-	Transportation Agreement (Firm Contract #011456), dated as of May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.90)).

10.48	-	Transportation Agreement (Firm Contract #011457), dated as of May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.91)).

10.49	-	Transportation Agreement (Firm Contract #011458), dated as of May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.92)).

10.50	-	Firm Transportation Service Form of Transportation Agreement (#013296), dated November 1, 1993 between Trunkline Gas Company and MCV ((e), (Exhibit 10.93)).

10.51	-	Gas Exchange Agreement (Firm Service), dated as of March 2, 1988, between Consumers Power Company and MCV, as amended September 21, 1988 ((a), (Exhibit 10.63)).

10.52	-	Gas Storage Agreement (Firm Service) between MCV and Consumers Power Company dated March 2, 1988 ((a), (Exhibit 10.68)).

10.53	-	The Gas Supply Option dated as of January 27, 1987, between The Dow Chemical Company and MCV ((a), (Exhibit 10.67)).

10.54	-	Master Netting, Setoff and Security Agreement dated December 2, 2002, between El Paso Merchant Energy, L.P. and MCV ((o), (Exhibit 10.55)).

10.55	-	Maintenance Services and Parts Agreement for MCV 11NM Gas Turbines Between MCV and General Electric International, Inc., dated December 31, 2002, ((o), (Exhibit 10.56)) (**).

10.55 (a)	-	Maintenance Services and Parts Agreement for MCV 11NM Gas Turbines Between MCV and General Electric International, Inc., Guaranty Agreement dated January 22, 2003.

10.55 (b)	-	Maintenance Services and Parts Agreement for MCV 11NM Gas Turbines Between MCV and General Electric International, Inc., Amendment One dated March 21, 2003.

10.56	-	MCV Senior Management Incentive Plan (*).

10.57	-	MCV Supplemental Retirement Plan dated July 6, 1992 ((d), (Exhibit 10.87)), (*).

10.58	-	MCV Supplemental Benefit Plan dated January 1, 1989 ((d), (Exhibit 10.88)), (*).

10.59	-	MCV Excess - Benefit Plan dated July 1, 1989 ((d), (Exhibit 10.89)), (*).

21	-	Subsidiaries of Registrant – MCV subsidiaries are in the aggregate not significant subsidiaries as defined in Rule 1-02 (v) of Regulation S-X.

31.1	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to MCV’s registration statement on Form S-1 (File No. 33-37977) as the bracketed numbered exhibits.

(b)	Incorporated by reference to MCV’s registration statement on Form S-1 (File No. 33-37977) originally filed on November 23, 1990, as amended, in Amendment No. 1 to File No. 33-37977 as the bracketed numbered exhibits.

(c)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1991 as the bracketed numbered exhibits.

(d)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1992 as the bracketed numbered exhibits.

(e)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1993 as the bracketed numbered exhibits.

(f)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1994 as the bracketed numbered exhibits.

(g)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1995 as the bracketed numbered exhibits.

(h)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1997 as the bracketed numbered exhibits.

(i)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1998 as the bracketed numbered exhibits.

(j)	Incorporated by reference to MCV’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 as the bracketed numbered exhibits.

(k)	Incorporated by reference to MCV’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 as the bracketed numbered exhibits.

(l)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1999 as the bracketed numbered exhibits.

(m)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 2000 as the bracketed numbered exhibits.

(n)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 2001 as the bracketed numbered exhibits.

(o)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 2002 as the bracketed numbered exhibits.

(*)	Exhibits represent Management Contracts and Compensatory Plans and Arrangements.

(**)	Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment for portions of this exhibit has been made, which portions have been omitted from the exhibit and have been filed separately with the Securities and Exchange Commission.