Form 10-Q
period 2004-03-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2004-05-04
CIK 869905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited).............................................     2
                  Consolidated Balance Sheets ..............................................................     2
                  Consolidated Statements of Operations ....................................................     3
                  Consolidated Statements of Partners' Equity...............................................     4
                  Consolidated Statements of Cash Flows.....................................................     5
                  Condensed Notes to Unaudited Consolidated Financial Statements............................     6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................    15

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ...............................    22

Item 4.           Controls and Procedures...................................................................    23

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings.........................................................................    24

Item 6.           Exhibits and Reports on Form 8-K..........................................................    25

                  Signatures................................................................................    26

                  Certifications............................................................................    27

                          PART I. FINANCIAL INFORMATION
              Item 1. Consolidated Financial Statements (Unaudited)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                        CONSOLIDATED BALANCE SHEETS AS OF
                                 (In Thousands)

                                                                     March 31,
                                                                       2004        December 31,
                                                                    (Unaudited)       2003
                                                                    -----------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $   213,783    $   173,651
   Accounts and notes receivable - related parties                       53,953         43,805
   Accounts receivable                                                   36,681         38,333
   Gas inventory                                                          9,541         20,298
   Unamortized property taxes                                            43,481         17,672
   Derivative assets                                                    108,350         86,825
   Broker margin accounts and prepaid expenses                            5,885          8,101
                                                                    -----------    -----------
     Total current assets                                               471,674        388,685
                                                                    -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                                      2,460,802      2,463,931
   Pipeline                                                              21,432         21,432
                                                                    -----------    -----------
     Total property, plant and equipment                              2,482,234      2,485,363
   Accumulated depreciation                                          (1,008,135)      (991,556)
                                                                    -----------    -----------
     Net property, plant and equipment                                1,474,099      1,493,807
                                                                    -----------    -----------

OTHER ASSETS:
   Restricted investment securities held-to-maturity                    139,830        139,755
   Derivative assets non-current                                         22,733         18,100
   Deferred financing costs, net of accumulated amortization of
        $17,608 and $17,285, respectively                                 7,357          7,680
   Prepaid gas costs, spare parts deposit, materials and supplies        21,008         21,623
                                                                    -----------    -----------
     Total other assets                                                 190,928        187,158
                                                                    -----------    -----------
TOTAL ASSETS                                                        $ 2,136,701    $ 2,069,650
                                                                    ===========    ===========

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                         $    88,816    $    57,368
   Gas supplier funds on deposit                                          9,208          4,517
   Interest payable                                                      52,431         53,009
   Current portion of long-term debt                                    134,576        134,576
                                                                    -----------    -----------
     Total current liabilities                                          285,031        249,470
                                                                    -----------    -----------

NON-CURRENT LIABILITIES:
   Long-term debt                                                     1,018,645      1,018,645
   Other                                                                  2,503          2,459
                                                                    -----------    -----------
     Total non-current liabilities                                    1,021,148      1,021,104
                                                                    -----------    -----------

TOTAL LIABILITIES                                                     1,306,179      1,270,574
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                                        830,522        799,076
                                                                    -----------    -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                              $ 2,136,701    $ 2,069,650
                                                                    ===========    ===========

   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In Thousands)

                                              Three Months Ended
                                                   March 31,
                                         ----------------------------
                                             2004            2003
                                         ------------    ------------
OPERATING REVENUES:
   Capacity                              $    100,660    $     99,543
   Electric                                    54,229          48,043
   Steam                                        5,618           5,583
                                         ------------    ------------
     Total operating revenues                 160,507         153,169
                                         ------------    ------------

OPERATING EXPENSES:
   Fuel costs                                  81,835          59,937
   Depreciation                                22,267          22,180
   Operations                                   4,757           4,601
   Maintenance                                  3,654           3,511
   Property and single business taxes           7,163           7,509
   Administrative, selling and general          2,890           2,663
                                         ------------    ------------

     Total operating expenses                 122,566         100,401
                                         ------------    ------------

OPERATING INCOME                               37,941          52,768
                                         ------------    ------------

OTHER INCOME (EXPENSE):
   Interest and other income                    1,167           1,369
   Interest expense                           (27,708)        (29,385)
                                         ------------    ------------

     Total other income (expense), net        (26,541)        (28,016)
                                         ------------    ------------

NET INCOME                               $     11,400    $     24,752
                                         ============    ============

   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (Unaudited)
                                 (In Thousands)

                                                                            Three Months Ended
                                                                                March 31,
                                               --------------------------------------------------------------------------
                                                               2004                                   2003
                                               -----------------------------------    -----------------------------------
                                                General      Limited                   General      Limited
                                               Partners     Partners      Total       Partners     Partners       Total
                                               ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, BEGINNING OF PERIOD                   $ 684,334    $ 114,742    $ 799,076    $ 627,947    $ 106,363    $ 734,310

Comprehensive Income:

  Net income                                       9,925        1,475       11,400       21,550        3,202       24,752

  Other Comprehensive Income:
     Unrealized gain on hedging activities
       since beginning of period                  23,428        3,481       26,909       18,909        2,810       21,719
     Reclassification adjustments recognized
       in net income above                        (5,975)        (888)      (6,863)     (10,866)      (1,615)     (12,481)
                                               ---------    ---------    ---------    ---------    ---------    ---------
     Total other comprehensive income change      17,453        2,593       20,046        8,043        1,195        9,238

Total Comprehensive Income                        27,378        4,068       31,446       29,593        4,397       33,990
                                               ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, END OF PERIOD                         $ 711,712    $ 118,810    $ 830,522    $ 657,540    $ 110,760    $ 768,300
                                               =========    =========    =========    =========    =========    =========

   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                             ------------------------
                                                                                                2004          2003
                                                                                             ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $   11,400    $   24,752

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                                                 22,590        22,533
   Increase in accounts receivable                                                               (8,496)       (8,780)
   Decrease in gas inventory                                                                     10,757        13,796
   Increase in unamortized property taxes                                                       (25,809)      (22,415)
   Decrease (increase) in broker margin accounts and prepaid expenses                             2,216        (1,108)
   Increase in derivative assets                                                                 (6,112)       (7,556)
   Decrease (increase) in prepaid gas costs, spare parts deposit, materials
       and supplies                                                                                 615       (11,942)
   Increase in accounts payable and accrued liabilities                                          31,448        35,801
   Increase in gas supplier funds on deposit                                                      4,691        76,912
   Decrease in interest payable                                                                    (578)         (226)
   Increase in other non-current liabilities                                                         44           216
                                                                                             ----------    ----------

     Net cash provided by operating activities                                                   42,766       121,983
                                                                                             ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant modifications and purchases of plant equipment                                          (2,559)       (7,399)
   Maturity of restricted investment securities held-to-maturity                                114,661       153,174
   Purchase of restricted investment securities held-to-maturity                               (114,736)     (154,684)
                                                                                             ----------    ----------

     Net cash used in investing activities                                                       (2,634)       (8,909)
                                                                                             ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        40,132       113,074

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                173,651       160,425
                                                                                             ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  213,783    $  273,499
                                                                                             ==========    ==========

   The accompanying condensed notes are an integral part of these statements.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2003 of Midland Cogeneration Venture Limited Partnership ("MCV"). In the opinion of management, the unaudited financial information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Prior period amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of MCV and its wholly-owned subsidiaries. All material transactions and balances among entities, which comprise MCV, have been eliminated in the consolidated financial statements. Interim results may not be indicative of results that may be expected for any other interim period or for 2004 as a whole.

(1)      THE PARTNERSHIP AND ASSOCIATED RISKS

         MCV was organized to construct, own and operate a combined-cycle, gas-fired cogeneration facility (the "Facility") located in Midland, Michigan. MCV was formed on January 27, 1987, and the Facility began commercial operation in 1990.

         In 1992, MCV acquired the outstanding common stock of PVCO Corp., a previously inactive company which was dissolved on January 30, 2004. MCV and PVCO Corp. had entered into a partnership agreement to form MCV Gas Acquisition General Partnership ("MCV GAGP") for the purpose of buying and selling natural gas on the spot market and other transactions involving natural gas activities. Currently, MCV GAGP is not actively engaged in any business activity.

         The Facility has a net electrical generating capacity of approximately 1500 MW and approximately 1.5 million pounds of process steam capacity per hour. MCV has entered into three principal energy sales agreements. MCV has contracted to (i) supply up to 1240 MW of electric capacity ("Contract Capacity") to Consumers Energy Company ("Consumers") under the Power Purchase Agreement ("PPA"), for resale to its customers through 2025, (ii) supply electricity and steam to The Dow Chemical Company ("Dow") through 2008 and 2015, respectively, under the Steam and Electric Power Agreement ("SEPA") and (iii) supply steam to Dow Corning Corporation ("DCC") under the Steam Purchase Agreement ("SPA") through 2011. From time to time, MCV enters into other sales agreements for the sale of excess capacity and/or energy available above MCV's internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers' ability to perform its obligations under the PPA. Sales pursuant to the PPA have historically accounted for over 90% of MCV's revenues.

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

         The Facility is a qualifying cogeneration facility ("QF") originally certified by the Federal Energy Regulatory Commission ("FERC") under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the "Thermal Percentage") be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the "Efficiency Percentage")) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the three months ended March 31, 2004, the Facility achieved a Thermal Percentage of 18.8% and an

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Efficiency Percentage of 48.0%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers' "avoided cost" and subject the Facility to additional federal and state regulatory requirements. MCV believes that the Facility will meet the required Thermal Percentage and the corresponding Efficiency Percentage in 2004 and beyond, as well as the PURPA ownership limitations.

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

         In July 2000, in response to rapidly escalating natural gas prices and since Consumers electric rates were frozen, MCV entered into transactions with Consumers whereby Consumers agreed to reduce MCV's dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity ("Dispatch Mitigation"). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to a 915 MW settlement and a 325 MW settlement "availability caps" provision (i.e., minimum dispatch of 1100 MW on- and off-peak ("Forced Dispatch")). On February 12, 2004, MCV and Consumers entered into a Resource Conservation Agreement ("RCA") which, among other things, provides that Consumers will economically dispatch MCV, if certain conditions are met. Such dispatch is expected to reduce electric production from what would have occurred under the Forced Dispatch, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA further provides for the parties to enter into another agreement implementing the terms of the RCA including the sharing of savings realized by not having to generate electricity, which the parties expect to execute in the second quarter of 2004. The RCA is subject to MPSC approval and MCV and Consumers must accept the terms of the MPSC order as a condition precedent to the RCA becoming effective. The MPSC has established a contested hearing schedule which is expected to result in an MPSC order being issued in the fourth quarter of 2004. MCV cannot predict the outcome of the MPSC proceedings necessary to effectuate the RCA. During 2003, when Dispatch Mitigation was in effect, MCV estimates that this program resulted in net savings of approximately $2.2 million for the three months ended March 31, 2003, a portion of which will be realized in reduced maintenance expenditures in future years.

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

(2)      RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

         Fair Value of Financial Instruments

         The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV's short-term investments, which are made up of investment securities held-to-maturity, as of March 31, 2004 and December 31, 2003, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 7 makes it unnecessary to estimate the fair value of the lessor group ("Owner Participants") underlying debt and equity instruments supporting such financing obligation, since Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" does not require fair value accounting for the lease obligation.

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

         The FASB issued DIG Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long-term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. During the fourth quarter of 2002, MCV removed the option component from three of the nine long-term gas contracts, which should reduce some of the earnings volatility. From April 2002 to March 2004, MCV recorded an additional net mark-to-market gain of $23.2 million for these gas contracts for a cumulative mark-to-market gain through March 31, 2004 of $81.3 million, which will reverse over the remaining life of these gas contracts, ranging from 2004 to 2007.

         For the three months ended March 31, 2004 and 2003, MCV recorded in "Fuel costs" a $6.3 million and $10.2 million, respectively, net mark-to-market gain in earnings associated with these contracts. In addition, as of March 31, 2004 and December 31, 2003, MCV recorded "Derivative assets" in Current Assets in the amount of $58.6 million and $56.9 million, respectively, and for the same periods recorded "Derivative assets non-current" in Other Assets in the amount of $22.7 million and $18.1 million, respectively, representing the mark-to-market gain on these long-term natural gas contracts.

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

         Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin account balance as of March 31, 2004 and December 31, 2003 was recorded as a current asset in "Broker margin accounts and prepaid expenses," in the amount of $2.3 million and $4.1 million, respectively.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         For the three months ended March 31, 2004, MCV has recognized in other comprehensive income, an unrealized $20.0 million increase on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $51.3 million gain in other comprehensive income as of March 31, 2004. This balance represents natural gas futures and options with maturities ranging from April 2004 to December 2007, of which $33.9 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of March 31, 2004, a $49.8 million current derivative asset in "Derivative assets," representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the three months ended March 31, 2004, MCV has recorded a net $5.2 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $1.0 million gain in earnings from cost mitigation activities.

         For the three months ended March 31, 2003, MCV recognized an unrealized $9.2 million increase in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, which resulted in a $35.5 million gain balance in other comprehensive income as of March 31, 2003. As of March 31, 2003, MCV had recorded a $31.4 million current derivative asset in "Derivative assets." For the three months ended March 31, 2003, MCV had recorded a net $12.2 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $.8 million loss in earnings from cost mitigation activities.

(3)      GAS TURBINE SERVICE AGREEMENT

         Under an amended service agreement entered into between MCV and Alstom Power Company ("Alstom") (the "Amended Service Agreement"), Alstom provided MCV spare parts for MCV's gas turbine generators ("GTGs") and provided qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV's request. The Amended Service Agreement commenced on January 1, 1990, and was set to expire upon the earlier of the completion of the ninth series of major GTG inspections or December 31, 2009, unless terminated sooner by MCV for convenience or cause or by Alstom for cause. Upon termination of the Amended Service Agreement (except termination for cause by MCV), MCV must pay a cancellation payment of approximately $5.8 million. MCV terminated the Amended Service Agreement in February 2004, for cause and therefore does not owe Alstom the estimated cancellation payment. MCV has invoiced Alstom for approximately $3.0 million of overpayments by MCV due to reduced equivalent operating hours experienced under the Amended Service Agreement. These matters, as well as others, are disputed by Alstom. MCV will seek final resolution of all disputes that have arisen and may arise between the parties. At this time, other than recognition of the $3.0 million receivable stated above, MCV has not recognized any other liability to or receivable from Alstom, in connection with the contract termination and any other issues. MCV cannot predict the outcome on these disputes. Subsequent to this termination, maintenance, repairs and parts are being performed/provided by MCV, General Electric International Inc. ("GEII") and others.

         Effective December 31, 2002, MCV has signed a new maintenance service and parts agreement with GEII ("GEII Agreement"). GEII will provide maintenance services and hot gas path parts for MCV's twelve GTGs under terms and conditions similar to the Amended Service Agreement. GEII is scheduled to be on site full time beginning July 1, 2004. The GEII Agreement will cover four rounds of major GTG inspections, which are expected to be completed by the year 2015, at a savings to MCV as compared to the Service Agreement with Alstom. The GEII Agreement can be terminated by either party for cause or convenience. Should termination for convenience occur, a buy out amount will be paid by the terminating party with payments ranging from approximately $19.0 million to $.9 million, based upon the number of operating hours utilized since commencement of the GEII Agreement.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(4)      RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY

         Non-current restricted investment securities held-to-maturity have carrying amounts that approximate fair value because of the short maturity of these instruments and consist of the following as of (in thousands):

                                                                                   March 31,   December 31,
                                                                                      2004         2003
                                                                                   ----------  ------------
Funds restricted for rental payments pursuant to the Overall
    Lease Transaction                                                              $  137,327   $  137,296

Funds restricted for management non-qualified plans                                     2,503        2,459
                                                                                   ----------   ----------

Total                                                                              $  139,830   $  139,755
                                                                                   ==========   ==========

(5)      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following as of (in thousands):

                                                       March 31,    December 31,
                                                        2004           2003
                                                     ------------   ------------
Accounts payable
 Related parties                                     $      8,417   $      7,386
 Trade creditors                                           44,729         34,786
Property and single business taxes                         34,205         12,548
Other                                                       1,465          2,648
                                                     ------------   ------------
Total                                                $     88,816   $     57,368
                                                     ============   ============


(6)      GAS SUPPLIER FUNDS ON DEPOSIT

         Pursuant to individual gas contract terms with counterparties, deposit amounts or letters of credit may be required by one party to the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will be posted by one party to the other based on the net amount of the exposure. Interest is earned on funds on deposit. As of March 31, 2004, MCV is not supplying any credit support to others in the form of cash or letters of credit. As of March 31, 2004, MCV is holding $9.2 million of cash on deposit and letters of credit totaling $138.2 million from two gas suppliers, of which $118.0 million is a letter of credit from El Paso Corporation, a related party.

(7)      LONG-TERM DEBT

         Long-term debt consists of the following as of (in thousands):

                                                                     March 31,      December 31,
                                                                        2004            2003
                                                                    ------------    ------------
Financing obligation, maturing through 2015, payable in
semi-annual installments of principal and interest, secured by
property, plant and equipment                                       $  1,153,221    $  1,153,221

Less current portion                                                    (134,576)       (134,576)
                                                                    ------------    ------------

Total long-term debt                                                $  1,018,645    $  1,018,645
                                                                    ============    ============

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

         Interest and fees incurred related to long-term debt arrangements during the three months ended March 31, 2004 and 2003 were $27.4 million and $29.0 million, respectively. Interest and fees paid for the three months ended March 31, 2004 and 2003 were $27.9 million and $29.2 million, respectively.

(8)      COMMITMENTS AND CONTINGENCIES

         Property Tax Appeal

         In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV's 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2003 at the Michigan Tax Tribunal and expects to make such a filing for 2004. A trial was held for tax years 1997 - 2000. The appeals for tax years 2001-2003 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV's tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several erratum to the initial decision (together the "MTT Decision"). MCV management has estimated that the MTT Decision will result in a refund to MCV for the tax years 1997 through 2000 of approximately $35 million in taxes plus $9 million of interest. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $15.4 million of deferred expenses) in earnings at this time.

         NOx Allowances

         The United States Environmental Protection Agency ("US EPA") has conditionally approved the State of Michigan's - State Implementation Plan ("SIP"), which includes an interstate NOx budget and allowance trading program administered by the US EPA. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period (May 1 through September 30). NOx allowances may be bought or sold and unused allowances may be banked for future use, with certain limitations. MCV estimates that it will have excess NOx allowances to sell under this program. The current value of the excess 2004 NOx allowances range from approximately $3.0 million to $4.2 million. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA's dispute resolution provisions. MCV management cannot predict the outcome of this issue.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(9)      RETIREMENT BENEFITS

         Postretirement Health Care Plans

         In 1992, MCV established defined cost postretirement health care plans ("Plans") that cover all full-time employees, excluding key management. The Plans provide health care credits, which can be utilized to purchase medical plan coverage and pay qualified health care expenses. Participants become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The Plans granted retroactive benefits for all employees hired prior to January 1, 1992. This prior service cost has been amortized to expense over a five year period. MCV annually funds the current year service and interest cost as well as amortization of prior service cost to both qualified and non-qualified trusts. The MCV accounts for retiree medical benefits in accordance with SFAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." This standard required the full accrual of such costs during the years that the employee renders service to the MCV until the date of full eligibility.

         Net periodic postretirement health care cost for the three months ending March 31, included the following components (in thousands):

                                                               2004       2003
                                                             -------    -------
Components of net periodic benefit cost:
Service cost                                                 $  58.0    $  47.4
Interest cost                                                   43.7       39.7
Expected return on Plan assets                                 (54.0)     (36.5)
Amortization of unrecognized net (gain) or loss                  3.9        6.8
                                                             -------    -------

Net periodic benefit cost                                    $  51.6    $  57.4
                                                             =======    =======

         Contributions

         Since MCV's Plan is funded annually, no contributions have been made as of March 31, 2004. MCV expects to contribute approximately $.2 million to the Plans in December 2004.

         Medicare Prescription Drug, Improvement and Modernization Act of 2003

         On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At this time, because of various uncertainties related to this legislation and the appropriate accounting methodology, MCV has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. This deferral election is permitted under SFAS No. 106-1, "Employers Accounting for Postretirement Benefits Other Than Pensions." Based upon current conclusions of the Financial Accounting Standards Board (which are subject to change), MCV does not consider its Plans to be actuarially equivalent, since the Plans benefits provided to eligible participants are not annual or on-going in nature, but are a readily exhaustible, lump-sum amount available for use at the discretion of the participant. Therefore, MCV does not anticipate recording any adjustments to books of MCV, at the time of final authoritative guidance is issued.

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(10)     PARTNERS' EQUITY AND RELATED PARTY TRANSACTIONS

         The following table summarizes the nature and amount of each of MCV's Partner's equity interest, interest in profits and losses of MCV at March 31, 2004, and the nature and amount of related party transactions or agreements that existed with MCV's partners or affiliates as of March 31, 2004 and 2003, and for each of the three month periods ended March 31 (in thousands).

    Beneficial Owner, Equity
    Partner, Type of Partner        Equity
   and Nature of Related Party     Interest      Interest          Party Transactions and Agreements          2004        2003
--------------------------------------------------------------------------------------------------------------------------------
CMS Energy Company
CMS Midland, Inc.                  $406,955          49.0%   Power purchase agreements                       $149,446   $134,240
  General Partner; wholly-owned    ========      ========    Purchases under gas transportation agreements      2,314      5,822
  subsidiary of Consumers Energy                             Purchases under spot gas agreements                   --         79
  Company                                                    Purchases under gas supply agreements                 --      2,330
                                                             Gas storage agreement                                641        641
                                                             Land lease/easement agreements                       150        150
                                                             Accounts receivable                               50,403     44,616
                                                             Accounts payable                                   1,677      3,751
                                                             Sales under spot gas agreements                       --      3,051
El Paso Corporation
Source Midland Limited             $145,121          18.1%   Purchase under gas transportation agreements       3,123      3,177
  Partnership ("SMLP") General                               Purchases under spot gas agreement                    --        129
  Partner; owned by subsidiaries                             Purchases under gas supply agreement              14,484     13,552
  of El Paso Corporation                                     Gas agency agreement                                  59         61
                                                             Accounts payable                                   5,987      5,505
                                                             Deferred reservation charges under gas
                                                               purchase agreement                               4,336      5,915
                                                             Sales under spot gas agreements                       --      3,474
                                                             Gas supplier funds on deposit                          4     57,627

El Paso Midland, Inc. ("El Paso      87,072          10.9    See related party activity listed under
  Midland")                                                    SMLP.
General Partner; wholly-owned
  subsidiary of El Paso
  Corporation

MEI Limited Partnership ("MEI")                              See related party activity listed under
  A General and Limited Partner;                               SMLP.
  50% interest owned by El Paso
  Midland, Inc. and 50% interest
  owned by SMLP
       General Partnership
         Interest                    72,564           9.1
       Limited Partnership
         Interest                     7,254            .9

Micogen Limited Partnership          36,279           4.5    See related party activity listed under
  ("MLP") Limited Partner, owned                               SMLP.
  subsidiaries of El Paso
  Corporation
                                   --------      --------

       Total El Paso Corporation   $348,290          43.5%
                                   ========      ========
The Dow Chemical Company
The Dow Chemical Company           $ 75,276           7.5%   Steam and electric power agreement                 9,665      9,910
  Limited Partner                  ========      ========    Steam purchase agreement - Dow Corning
                                                               Corp (affiliate)                                 1,397      1,269
                                                             Purchases under demineralized water
                                                               supply agreement                                 2,166      1,909
                                                             Accounts receivable                                3,549      3,155
                                                             Accounts payable                                     753      1,068
                                                             Standby and backup fees                              184        185
Alanna Corporation
Alanna Corporation                 $      1(1)     .00001%   Note receivable                                        1          1
  Limited Partner; wholly-owned    ========      --------
  subsidiary of Alanna Holdings
  Corporation

TOTAL PARTNERS' EQUITY             $830,522         100.0%
                                   ========      --------

Footnotes to Partners' Equity and Related Party Transactions

(1) Alanna's capital stock is pledged to secure MCV's obligation under the lease and other overall lease transaction documents.

       Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (MD&A)

                MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2003 of the Midland Cogeneration Venture Limited Partnership ("MCV").

Results of Operations:

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q contains certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 (the "Act"), including without limitation, discussion as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed reflecting MCV's current expectations of the manner in which the various factors discussed therein may affect its business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Accordingly, this "Safe Harbor" Statement contains additional information about such factors relating to the forward-looking statements. There is no assurance, however, that MCV's expectations will be realized or that unexpected events will not have an adverse impact on MCV's business.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation of plant facilities including natural gas pipeline and storage facilities, Consumers' ability to perform its obligations under the PPA and present or prospective wholesale and retail competition, among other factors. The business and profitability of MCV is also influenced by other factors such as pricing and transportation of natural gas, changes in accounting standards (such as accounting for derivative instruments and hedging activities) and environmental legislation/regulation. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

Comparison of the Three Months ended March 31, 2004 and 2003:

Overview:

For the first quarter of 2004, MCV recorded net income of $11.4 million, which includes a $6.3 million mark-to-market gain. The mark-to-market gain is on long term gas contracts that began being marked-to-market, as required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." MCV's net income for the first quarter of 2003 was $24.8 million, which included a $10.2 million mark-to-market gain on the long term gas contracts. The earnings decrease for the first quarter of 2004 compared to 2003 of $13.4 million is the result of a $3.9 million decrease in the long term gas contract mark-to-market value, an increased net usage of natural gas from higher electric dispatch and higher natural gas prices. This earnings decrease was partially offset by lower interest expense.

Operating Revenues:

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2004          2003
                                                        ----------    ----------
Operating Revenues                                      $  160,507    $  153,169

Capacity Revenue                                        $  100,660    $   99,543
    PPA Contract Capacity (MW)                               1,240         1,240
    Billed PPA Availability                                   98.5%         98.5%

Electric Revenue                                        $   54,229    $   48,043
    PPA Delivery as a Percentage of Contract Capacity         93.4%         79.3%
    PPA, SEPA and Other Electric Deliveries (MWh)        2,656,320     2,254,127
    Average PPA Variable Energy Rate ($/MWh)            $    15.69    $    15.78
    Average PPA Fixed Energy Rate ($/MWh)               $     3.59    $     3.89

Steam Revenue                                           $    5,618    $    5,583
    Steam Deliveries (Mlbs)                              1,757,400     1,750,100

For the first quarter of 2004, MCV's operating revenues increased $7.3 million from the first quarter of 2003. This increase is due primarily to a higher electric dispatch under Forced Dispatch. Also contributing to this increase is one additional day of capacity revenue, as a result of 2004 being a leap year. This increase was slightly offset by lower energy rates under the PPA with Consumers and the SEPA with Dow.

Operating Expenses:

The table below reconciles MCV's fuel costs, as reported in the Consolidated Statement of Operations, to the non-GAAP fuel costs reported below. The non-GAAP fuel costs are a better representation of MCV's actual natural gas cost of production utilized at the Facility. The table reconciles non-GAAP fuel costs for the three months ended March 31, (dollars in thousands):

                                                      2004      2003
                                                    -------   -------
Fuel costs (Consolidated Statement of Operations)   $81,835   $59,937

Less:  Mark-to-market ("MTM") value in fuel costs     6,351    10,226
                                                    -------   -------

Non-GAAP fuel costs excluding MTM value             $88,186   $70,163
                                                    =======   =======

For the first quarter of 2004, MCV's operating expenses were $122.6 million, which includes $81.8 million of fuel costs, including a $6.3 million mark-to-market gain on certain natural gas contracts which contain optionality. During this period, MCV purchased approximately 20.7 Bcf of natural gas, and a net 2.7 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 23.4 Bcf at an average commodity cost of $3.31 per MMBtu. For the first quarter of 2003, MCV's operating expenses were $100.4 million, which includes $59.9 million of fuel costs, including a $10.2 million mark-to-market net gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 16.5 Bcf of natural gas, and a net 3.9 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 20.4 Bcf at an average commodity cost of $2.94 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the first quarter of 2004 compared to 2003 increased by $18.0 million, excluding the effects of the quarterly mark-to-market adjustments for both periods. This fuel cost increase was due to a higher gas usage resulting from the increase in the electric dispatch and a higher natural gas prices.

Other Income (Expense):

For the first quarter of 2004 compared to 2003, interest expense decreased due to a lower outstanding principal balance on MCV's financing obligation.

Liquidity and Capital Resources

For the three months ended March 31, 2004 and 2003, net cash generated by MCV's operations was $42.8 million and $122.0 million, respectively. Included in MCV's net cash generated as of March 31, 2004 is $4.7 million of cash collateral paid to MCV, based upon the net amount of exposure on MCV's long term natural gas contracts with counterparties. This collateral balance will vary with changes in market prices, credit provisions and various other factors. MCV's cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next eleven years. During the three months ended March 31, 2004 and 2003, MCV paid financing obligation requirements of $27.9 million and $29.2 million, respectively, as required under the Overall Lease Transaction.

MCV also has a $50 million working capital line ("Working Capital Facility"), which was renewed through a syndication in August 2003, to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV's natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers' credit rating. The Working Capital Facility term currently expires on August 28, 2004. MCV did not utilize the Working Capital Facility during the first three months of 2004. As of March 31, 2004, MCV had no outstanding borrowings or letters of credit. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur.

In the near term, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls to the extent available for such purposes. These cash flow shortfalls are anticipated to be replenished unless Forced Dispatch continues for an extended period of time. See Item 2, "MD&A - Outlook Energy Rates and Cost of Production." As of March 31, 2004, there were approximately $353.6 million of cash reserves of which $137.3 million had been reserved for the debt portion of the financing obligation.

Disclosure about Contractual Obligations

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of March 31, 2004, MCV has the following contractual financial obligations and commitments:

                                                            Payments Due by Period (In Millions)
                                           -----------------------------------------------------------------------
                                                         Less Than    One to Three     Three to     More Than Five
Contractual Obligations                       Total      One Year         Years       Five Years         Years
------------------------------------------------------------------------------------------------------------------
Long term Debt (1)                         $  1,736.2   $    214.9     $    330.4     $    301.8     $      889.1
                                           ======================================================================
Unconditional Purchase Obligations (2)     $  2,721.1   $    249.9     $    789.1     $    693.2     $      988.9
Other Long term Obligations (3)                 218.7          9.2           30.9           25.0            153.6
                                           ----------------------------------------------------------------------
Total Contractual Cash Obligations         $  2,939.8   $    259.1     $    820.0     $    718.2     $    1,142.5
                                           ======================================================================

                                                          Amount of Commitment Expiration Per Period
                                           --------------------------------------------------------------------------
                                                          Less Than    One to Three     Three to     More Than Five
Commercial Commitments                        Total       One Year         Years       Five Years         Years
---------------------------------------------------------------------------------------------------------------------
Working Capital Facility                   $     50.0    $     50.0      $     --      $     --        $       --
                                           ======================================================================

(1)      Represents expected cash payments, including interest.

(2) Represents estimated minimum commitments under current long term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.

(3) Represents the cost of current Facility maintenance service agreements and spare parts.

New Accounting Standards

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At this time, because of various uncertainties related to this legislation and the appropriate accounting methodology, MCV has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. This deferral election is permitted under SFAS No. 106-1, "Employers Accounting for Postretirement Benefits Other Than Pensions." Based upon current conclusions of the Financial Accounting Standards Board (which are subject to change), MCV does not consider its Plans to be actuarially equivalent, since the Plans benefits provided to eligible participants are not annual or on-going in nature, but are a readily exhaustible, lump-sum amount available for use at the discretion of the participant. Therefore, MCV does not anticipate recording any adjustments to books of MCV, at the time of final authoritative guidance is issued.

Off-Balance Sheet Arrangements

As part of MCV's ongoing business, MCV does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2004, MCV was not involved in any unconsolidated SPE transactions.

Outlook

Results of operations are largely dependent on successfully maintaining availability of the Facility at or near Contract Capacity levels, the availability of natural gas and the level of energy rates paid to MCV relative to the cost of fuel used for generation.

Operating Outlook. During the first three months of 2004, approximately 63% of PPA revenues were capacity payments under the PPA, which were billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 98.9% for the first three months of 2004, 99.4% for 2003 and 98.8% for 2002. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers' coal plants. However, MCV's costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers' coal plant operation and maintenance costs, MCV's financial performance would be negatively affected. In addition, the extent to which the Facility is dispatched by Consumers can exacerbate the divergence between variable revenues and costs of production. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. Currently, MCV continues to purchase the majority of its natural gas requirements under long term fixed price gas contracts, with a smaller portion of gas purchased under long term market priced contracts and on the spot market. MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. MCV has entered into natural gas purchase and hedging arrangements with respect to approximately 76% of its remaining 2004 expected gas needs not provided for under its long term fixed price gas contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices in future years, although high gas prices for an extended period of time could adversely affect operating results.

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources available to Consumers, resulting in an average dispatch (without dispatch reduction transactions) of approximately 79% from April 1998 through December 2003. Previously, the Facility was being dispatched on an uneconomic basis (relative to the cost of other energy resources) under the terms of the 915 MW settlement and the 325 MW settlement, averaging approximately 90% annual dispatch. In July 2000, in response to rapidly escalating natural gas prices and since Consumers electric rates were frozen, MCV entered into transactions with Consumers whereby Consumers agreed to reduce MCV's dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity ("Dispatch Mitigation"). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to a 915 MW settlement and a 325 MW settlement "availability caps" provision (i.e., minimum dispatch of 1100 MW on- and off-peak ("Forced Dispatch")). On February 12, 2004, MCV and Consumers entered into a Resource Conservation Agreement ("RCA") which, among other things, provides that Consumers will economically dispatch MCV, if certain conditions are met. Such dispatch is expected to reduce electric production from what would have occurred under the Forced Dispatch, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA further provides for the parties to enter into another agreement implementing the terms of the RCA including the sharing of savings realized by not having to generate electricity, which the parties expect to execute in the second quarter of 2004. The RCA is subject to MPSC approval and MCV and Consumers must accept the terms of the MPSC order as a condition precedent to the RCA becoming effective. The MPSC has established a contested hearing schedule, which is expected to result in an MPSC order being issued in the fourth quarter of 2004. MCV cannot predict the outcome of the MPSC proceedings necessary to effectuate the RCA. This Forced Dispatch is expected to negatively affect MCV's financial performance in 2004 by approximately $40 million, based upon projected spot gas prices of approximately $5.90/MMBtu. MCV expects this level of reduced earnings and cash shortfalls to continue beyond 2004, absent the establishment of a Dispatch Mitigation program. In addition, continuation of Forced Dispatch coupled with high natural gas prices could affect the recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.

Capacity and Energy Payments Under the PPA. The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the "regulatory-out" provision). Until September 15, 2007, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the "regulatory-out" provision. MCV and Consumers entered into a settlement agreement, effective January 1, 1999 ("Settlement Agreement"), which resolves all of the previously disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts' decision which may affect those issues or payments. The Settlement Agreement also provides that, notwithstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW ("98.5% cap") on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts' decision, which may affect this issue or payment. If Consumers transfers (subject to MCV's prior consent) its rights of up to 1240 MW of capacity and associated energy under the PPA to a third party for an extended period of time, the 98.5% cap will not apply except that the 98.5% cap is, in any event, reinstated on September 15, 2007. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the "regulatory out" provision to reduce capacity payments to MCV based upon the "availability caps" of 88.7% of the 1240 MW (both on and off peak) of contract capacity as provided for in the 915 MW settlement and the 325 MW settlement. Consumers and MCV are required to support and defend the terms of the PPA.

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

Property, Plant and Equipment. As discussed in Item 2, "MD&A - Outlook", at both the state and federal level, efforts continue to restructure the electric industry. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying Consumers recovery of above-market PPA costs, MCV's cash flows may be negatively impacted, especially in the period after 2007. Over 90% of MCV's revenues come from sales pursuant to the PPA. MCV continues to monitor and participate in these matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. Any future adjustment to property, plant and equipment, if required, would result in a one-time negative earnings impact. At this time, MCV management cannot predict the outcome of these matters or the magnitude of any possible adjustment.

Derivative Instruments. As discussed in Item 1, "Notes to Consolidated Financial Statements - Note 2, Risk Management Activities and Derivative Transactions - Natural Gas Supply Contracts," MCV adopted SFAS No. 133, which establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative's gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Should significant changes in the level of Facility operational dispatch or purchases of long term gas occur, MCV would be required to re-evaluate its accounting treatment for these long term gas contracts. This re-evaluation may result in recording mark-to-market activity on some contracts, which could add to earnings volatility. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. Since April 2002, MCV has recorded an additional mark-to-market gain of $23.2 million for these gas contracts for a cumulative mark-to-market gain through March 31, 2004 of $81.3 million, which will reverse over the remaining life of these contracts, ranging from 2004 to 2007.

Property Taxes. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV's 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2003 at the Michigan Tax Tribunal and expects to make such a filing for 2004. A trial was held for tax years 1997 - 2000. The appeals for tax years 2001-2003 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV's tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several erratum to the initial decision (together the "MTT Decision"). MCV management has estimated that the MTT Decision will result in a refund to MCV for the tax years 1997 through 2000 of approximately $35 million in taxes plus $9 million of interest. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $15.4 million of deferred expenses) in earnings at this time.

       Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to MCV's operations result primarily from changes in commodity prices, interest rates and foreign exchange rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Part 1, Item 1, "Condensed Notes to Unconsolidated Financial Statements - Note 2, Significant Accounting Policies and Note 7, Long Term Debt".

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

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV's short-term investments approximate fair value because of the short term maturity of these instruments. MCV's short-term investments, which are made up of investment securities held to maturity and as of March 31, 2004, have original maturity dates of approximately one year or less.

For MCV's financing obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement:

                                                       Expected Maturity In
                             -------------------------------------------------------------------------    Fair
                             2004      2005      2006      2007      2008    Thereafter       Total      Value
                             ----      ----      ----      ----      ----    ----------       -----      -----
Debt:
Long term Debt Fixed
  Rate (in millions)       $214.9    $174.4    $156.0    $150.9    $150.9      $889.1       $1,736.2      N/A
     Avg. Interest Rate       9.4%      9.4%      9.4%      9.4%      9.4%        9.4%           9.4%

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

The following table provides information about MCV's futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from April 2004 to December 2007. The table presents the carrying amounts and fair values at March 31, 2004:

                                                             Expected Maturity in 2004/2007             Fair Value
                                                             ------------------------------             ----------
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy                                   3,596                                --
Contract Volumes (10,000 MMBtu) Sell/Short                                     7                                --
Weighted Average Price Long (per MMBtu)                                $   4.474                         $   5.763
Weighted Average Price Short (per MMBtu)                               $   5.609                         $   6.019
Contract Amount ($US in Millions)                                      $   160.9                         $   207.3

                                                             Expected Maturity in 2005/2007             Fair Value
                                                             ------------------------------             ----------
NYMEX Commodity Swap Contracts:

Contract Volumes (10,000 MMBtu) Long/Buy                                   1,003                                --
Weighted Average Price Long (per 10,000 MMBtu)                         $   4.830                         $   5.270
Contract Amount ($US in Millions)                                      $    48.4                         $    52.9

                                                             Expected Maturity in 2004/2005             Fair Value
                                                             ------------------------------             ----------
Canadian (AECO) Basis Swap Contracts:

Contract Volumes (10,000 MMBtu) Long/Buy                                  591.5                                --
Weighted Average Price Long (per 10,000 MMBtu)                         ($ 0.731)                         ($ 0.757)
Contract Amount ($US in Millions)                                      ($   4.3)                         ($   4.5)

                         Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

MCV's management, including the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller, carried out an evaluation of the effectiveness of MCV's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such review of MCV's disclosure controls and procedures, the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller, have concluded that MCV's disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                            Item 1. Legal Proceedings

The discussion below is limited to an update of events or developments that have occurred in various judicial and administrative proceedings since March 1, 2004. A complete summary of all outstanding legal proceedings is set forth in MCV's Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 1, 2004.

Property Taxes

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV's 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2003 at the Michigan Tax Tribunal and expects to make such a filing for 2004. A trial was held for tax years 1997 - 2000. The appeals for tax years 2001-2003 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV's tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several erratum to the initial decision (together the "MTT Decision"). MCV management has estimated that the MTT Decision will result in a refund to MCV for the tax years 1997 through 2000 of approximately $35 million in taxes plus $9 million of interest. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $15.4 million of deferred expenses) in earnings at this time.

NOx Allowances

The United States Environmental Protection Agency ("US EPA") has conditionally approved the State of Michigan's - State Implementation Plan ("SIP"), which includes an interstate NOx budget and allowance trading program administered by the US EPA. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period (May 1 through September 30). NOx allowances may be bought or sold and unused allowances may be banked for future use, with certain limitations. MCV estimates that it will have excess NOx allowances to sell under this program. The current value of the excess 2004 NOx allowances range from approximately $3.0 million to $4.2 million. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA's dispute resolution provisions. MCV management cannot predict the outcome of this issue.

                    Item 6. Exhibits and Reports on Form 8-K

a.)      List of Exhibits

         31.1 - Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 - Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 - Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 - Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.)      Reports on Form 8-K

         Current report, dated January 23, 2004, containing Item 5, "Other Events and Regulation FD Disclosure" reporting on MCV's property tax order.

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

                                            MIDLAND COGENERATION VENTURE
                                                 LIMITED PARTNERSHIP
                                       -----------------------------------------
                                                     (Registrant)

Dated: May 4, 2004                      /s/James M. Kevra
                                       -----------------------------------------
                                                  James M. Kevra
                                           President and Chief Executive Officer

Dated: May 4, 2004                      /s/James M. Rajewski
                                       -----------------------------------------
                                                   James M. Rajewski
                                                Chief Financial Officer,
                                             Vice President and Controller

                                 EXHIBIT INDEX

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
31.1  -          Certification of President and Chief Executive Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  -          Certification of Chief Financial Officer, Vice President and
                 Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  -          Certification of President and Chief Executive Officer Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  -          Certification of Chief Financial Officer, Vice President and
                 Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.