Form 10-Q
period 2004-06-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2004-08-03
CIK 869905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File Number: (Under the Securities Act of 1933) 33-37977

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

MICHIGAN	38-2726166

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 PROGRESS PLACE, MIDLAND, MICHIGAN	48640

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(989) 839-6000

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
FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS AS OF
(In Thousands)

	June 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$289,452	$173,651
Accounts and notes receivable – related parties	51,456	43,805
Accounts receivable	30,277	38,333
Gas inventory	17,994	20,298
Unamortized property taxes	36,248	17,672
Derivative assets	104,481	86,825
Broker margin accounts and prepaid expenses	10,730	8,101

Total current assets	540,638	388,685

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	2,457,583	2,463,931
Pipeline	21,432	21,432

Total property, plant and equipment	2,479,015	2,485,363
Accumulated depreciation	(1,026,444)	(991,556)

Net property, plant and equipment	1,452,571	1,493,807

OTHER ASSETS:
Restricted investment securities held-to-maturity	140,187	139,755
Derivative assets non-current	29,929	18,100
Deferred financing costs, net of accumulated amortization of $17,938 and $17,285, respectively	7,027	7,680
Prepaid gas costs, spare parts deposit, materials and supplies	20,360	21,623

Total other assets	197,503	187,158

TOTAL ASSETS	$2,190,712	$2,069,650

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$97,866	$57,368
Gas supplier funds on deposit	27,697	4,517
Interest payable	80,359	53,009
Current portion of long-term debt	134,576	134,576

Total current liabilities	340,498	249,470

NON-CURRENT LIABILITIES:
Long-term debt	1,018,645	1,018,645
Other	2,522	2,459

Total non-current liabilities	1,021,167	1,021,104

TOTAL LIABILITIES	1,361,665	1,270,574

COMMITMENTS AND CONTINGENCIES (Note 8)
PARTNERS’ EQUITY	829,047	799,076

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,190,712	$2,069,650

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Capacity	$99,509	$100,834	$200,169	$200,377
Electric	54,889	37,266	109,118	85,309
Steam	4,300	3,913	9,918	9,496

Total operating revenues	158,698	142,013	319,205	295,182

OPERATING EXPENSES:
Fuel costs	97,474	44,803	179,309	104,740
Depreciation	22,153	22,420	44,420	44,600
Operations	4,531	4,051	9,288	8,652
Maintenance	3,389	3,193	7,043	6,704
Property and single business taxes	7,258	7,442	14,421	14,951
Administrative, selling and general	2,478	2,101	5,368	4,764

Total operating expenses	137,283	84,010	259,849	184,411

OPERATING INCOME	21,415	58,003	59,356	110,771

OTHER INCOME (EXPENSE):
Interest and other income	1,339	1,602	2,506	2,971
Interest expense	(28,352)	(30,041)	(56,060)	(59,426)

Total other income (expense), net	(27,013)	(28,439)	(53,554)	(56,455)

NET INCOME (LOSS)	$(5,598)	$29,564	$5,802	$54,316

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (Unaudited)
(In Thousands)

	Three Months Ended
	June 30,
	2004			2003
	General	Limited		General	Limited
	Partners	Partners	Total	Partners	Partners	Total
BALANCE, BEGINNING OF PERIOD	$711,712	$118,810	$830,522	$657,540	$110,760	$768,300
Comprehensive Income:
Net income (loss)	(4,874)	(724)	(5,598)	25,739	3,825	29,564
Other Comprehensive Income:
Unrealized gain on hedging activities since beginning of period	11,485	1,707	13,192	15,815	2,349	18,164
Reclassification adjustments recognized in net income above	(7,896)	(1,173)	(9,069)	(11,424)	(1,697)	(13,121)

Total other comprehensive income change	3,589	534	4,123	4,391	652	5,043
Total Comprehensive Income	(1,285)	(190)	(1,475)	30,130	4,477	34,607

BALANCE, END OF PERIOD	$710,427	$118,620	$829,047	$687,670	$115,237	$802,907

	Six Months Ended
	June 30,
	2004			2003
	General	Limited		General	Limited
	Partners	Partners	Total	Partners	Partners	Total
BALANCE, BEGINNING OF PERIOD	$684,334	$114,742	$799,076	$627,947	$106,363	$734,310
Comprehensive Income:
Net income	5,051	751	5,802	47,289	7,027	54,316
Other Comprehensive Income:
Unrealized gain on hedging activities since beginning of period	34,913	5,188	40,101	34,724	5,159	39,883
Reclassification adjustments recognized in net income above	(13,871)	(2,061)	(15,932)	(22,290)	(3,312)	(25,602)

Total other comprehensive income change	21,042	3,127	24,169	12,434	1,847	14,281
Total Comprehensive Income	26,093	3,878	29,971	59,723	8,874	68,597

BALANCE, END OF PERIOD	$710,427	$118,620	$829,047	$687,670	$115,237	$802,907

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,802	$54,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,073	45,313
Decrease in accounts and notes receivable	405	281
Decrease (increase) in gas inventory	2,304	(1,812)
Increase in unamortized property taxes	(18,576)	(14,990)
Decrease (increase) in broker margin accounts and prepaid expenses	(2,629)	1,005
Increase in derivative assets	(5,316)	(23,853)
Decrease (increase) in prepaid gas costs, spare parts deposit, materials and supplies	1,263	(11,590)
Increase in accounts payable and accrued liabilities	40,498	21,301
Increase in gas supplier funds on deposit	23,180	99,863
Increase in interest payable	27,350	29,392
Increase in other non-current liabilities	63	220

Net cash provided by operating activities	119,417	199,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant modifications and purchases of plant equipment	(3,184)	(17,853)
Maturity of restricted investment securities held-to-maturity	299,967	205,100
Purchase of restricted investment securities held-to-maturity	(300,399)	(206,982)

Net cash used in investing activities	(3,616)	(19,735)

NET INCREASE IN CASH AND CASH EQUIVALENTS	115,801	179,711
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	173,651	160,425

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$289,452	$340,136

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2003 of Midland Cogeneration Venture Limited Partnership (“MCV”). In the opinion of management, the unaudited financial information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The consolidated financial statements include the accounts of MCV and its wholly-owned subsidiaries. All material transactions and balances among entities, which comprise MCV, have been eliminated in the consolidated financial statements. Interim results may not be indicative of results that may be expected for any other interim period or for 2004 as a whole.

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

The Facility has a net electrical generating capacity of approximately 1500 MW and approximately 1.5 million pounds of process steam capacity per hour. MCV has entered into three principal energy sales agreements. MCV has contracted to (i) supply up to 1240 MW of electric capacity (“Contract Capacity”) to Consumers Energy Company (“Consumers”) under the Power Purchase Agreement (“PPA”), for resale to its customers through 2025, (ii) supply electricity and steam to The Dow Chemical Company (“Dow”) through 2008 and 2015, respectively, under the Steam and Electric Power Agreement (“SEPA”) and (iii) supply steam to Dow Corning Corporation (“DCC”) under the Steam Purchase Agreement (“SPA”) through 2011. From time to time, MCV enters into other sales agreements for the sale of excess capacity and/or energy available above MCV’s internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers’ ability to perform its obligations under the PPA. Sales pursuant to the PPA have historically accounted for over 90% of MCV’s revenues.

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

The Facility is a qualifying cogeneration facility (“QF”) originally certified by the Federal Energy Regulatory Commission (“FERC”) under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the “Efficiency Percentage”)) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the six months ended June 30, 2004, the Facility achieved a Thermal Percentage of 16.9% and an Efficiency

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Percentage of 47.9%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers’ “avoided cost” and subject the Facility to additional federal and state regulatory requirements.

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

In July 2000, in response to rapidly escalating natural gas prices and since Consumers’ electric rates were frozen, MCV entered into transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to a 915 MW settlement and a 325 MW settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). MCV and Consumers may enter into similar Dispatch Mitigation transactions in the future. On February 12, 2004, MCV and Consumers entered into a Resource Conservation Agreement (“RCA”) which, among other things, provides that Consumers will economically dispatch MCV, if certain conditions are met. Such dispatch is expected to reduce electric production from what is occurring under the Forced Dispatch, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA further provides for the parties to enter into another agreement implementing the terms of the RCA including the sharing of savings realized by not having to generate electricity, which the parties executed in the second quarter of 2004. The RCA is subject to MPSC approval and MCV and Consumers must accept the terms of the MPSC order as a condition precedent to the RCA becoming effective. The MPSC has established a contested hearing schedule which is expected to result in an MPSC order being issued in the fourth quarter of 2004. MCV cannot predict the outcome of the MPSC proceedings necessary to effectuate the RCA. During 2003, when Dispatch Mitigation was in effect, MCV estimates that this program resulted in net savings of approximately $5.7 million for the six months ended June 30, 2003, a portion of which will be realized in reduced maintenance expenditures in future years.

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

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held-to-maturity, as of June 30, 2004 and December 31, 2003, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 7 makes it unnecessary to estimate the fair value of the lessor group (“Owner Participants”) underlying debt and equity instruments supporting such financing obligation, since Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” does not require fair value accounting for the lease obligation.

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

The FASB issued DIG Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long-term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. During the fourth quarter of 2002, MCV removed the option component from three of the nine long-term gas contracts, which should reduce some of the earnings volatility. From April 2002 to June 2004, MCV recorded an additional net mark-to-market gain of $22.5 million for these gas contracts for a cumulative mark-to-market gain through June 30, 2004 of $80.6 million, which will reverse over the remaining life of these gas contracts, ranging from 2004 to 2007.

For the six months ended June 30, 2004 and 2003, MCV recorded a reduction to “Fuel costs” of $5.6 million and $25.7 million, respectively, for net mark-to-market gains in earnings associated with these contracts. In addition, as of June 30, 2004 and December 31, 2003, MCV recorded “Derivative assets” in Current Assets in the amount of $50.7 million and $56.9 million, respectively, and for the same periods recorded “Derivative assets non-current” in Other Assets in the amount of $29.9 million and $18.1 million, respectively, representing the mark-to-market value on these long-term natural gas contracts.

Natural Gas Supply Futures and Options

To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas futures contracts, option contracts, and over the counter swap transactions (“OTC swaps”) in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized principally to secure anticipated natural gas requirements necessary for projected electric and steam sales, and to lock in sales prices of natural gas previously obtained in order to optimize MCV’s existing gas supply, storage and transportation arrangements.

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

Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

account balance as of June 30, 2004 and December 31, 2003 was recorded as a current asset in “Broker margin accounts and prepaid expenses,” in the amount of $7.7 million and $4.1 million, respectively.

For the six months ended June 30, 2004, MCV has recognized in other comprehensive income, an unrealized $24.2 million increase on the futures contracts and OTC swaps, which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $55.4 million gain in other comprehensive income as of June 30, 2004. This balance represents natural gas futures, options and OTC swaps with maturities ranging from July 2004 to December 2009, of which $34.4 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of June 30, 2004, a $53.8 million current derivative asset in “Derivative assets,” representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the six months ended June 30, 2004, MCV has recorded a net $16.2 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $1.0 million gain in earnings from cost mitigation activities.

For the six months ended June 30, 2003, MCV recognized an unrealized $14.3 million increase in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, which resulted in a $40.6 million gain balance in other comprehensive income as of June 30, 2003. As of June 30, 2003, MCV had recorded a $37.3 million current derivative asset in “Derivative assets.” For the six months ended June 30, 2003, MCV had recorded a net $25.7 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $.5 million gain in earnings from cost mitigation activities.

(3)	GAS TURBINE SERVICE AGREEMENT

Under an amended service agreement entered into between MCV and Alstom Power Company (“Alstom”) (the “Amended Service Agreement”), Alstom provided MCV spare parts for MCV’s gas turbine generators (“GTGs”) and provided qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV’s request. The Amended Service Agreement commenced on January 1, 1990, and was set to expire upon the earlier of the completion of the ninth series of major GTG inspections or December 31, 2009, unless terminated sooner by MCV for convenience or cause or by Alstom for cause. Upon termination of the Amended Service Agreement (except termination for cause by MCV), MCV must pay a cancellation payment of approximately $5.8 million. MCV terminated the Amended Service Agreement in February 2004, for cause and therefore does not owe Alstom the estimated cancellation payment. MCV has invoiced Alstom for approximately $3.0 million of overpayments by MCV due to reduced equivalent operating hours experienced under the Amended Service Agreement. These matters, as well as others, are disputed by Alstom. MCV will seek final resolution of all disputes that have arisen and may arise between the parties. At this time, other than recognition of the $3.0 million receivable stated above, MCV has not recognized any other liability to or receivable from Alstom, in connection with the contract termination and any other issues. MCV cannot predict the outcome on these disputes. Subsequent to this termination, maintenance, repairs and parts are being performed/provided by MCV, General Electric International Inc. (“GEII”) and others.

Effective December 31, 2002, MCV has signed a new maintenance service and parts agreement with GEII (“GEII Agreement”). On July 1, 2004, GEII began providing maintenance services and hot gas path parts for MCV’s twelve GTGs under terms and conditions similar to the Amended Service Agreement. The GEII Agreement will cover four rounds of major GTG inspections, which are expected to be completed by the year 2015, at a savings to MCV as compared to the Service Agreement with Alstom. The GEII Agreement can be terminated by either party for cause or convenience. Should termination for convenience occur, a buy out amount will be paid by the terminating party with payments ranging from approximately $19.0 million to $.9 million, based upon the number of equivalent operating hours incurred since commencement of the GEII Agreement.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4)	RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY

Non-current restricted investment securities held-to-maturity have carrying amounts that approximate fair value because of the short maturity of these instruments and consist of the following as of (in thousands):

	June 30,	December 31,
	2004	2003
Funds restricted for rental payments pursuant to the Overall
Lease Transaction	$137,665	$137,296
Funds restricted for management non-qualified plans	2,522	2,459

Total	$140,187	$139,755

(5)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of (in thousands):

	June 30,	December 31,
	2004	2003
Accounts payable
Related parties	$8,952	$7,386
Trade creditors	51,962	34,786
Property and single business taxes	33,376	12,548
Other	3,576	2,648

Total	$97,866	$57,368

(6)	GAS SUPPLIER FUNDS ON DEPOSIT

Pursuant to individual gas contract terms with counterparties, deposit amounts or letters of credit may be required by one party to the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will be posted by one party to the other based on the net amount of the exposure. Interest is earned on funds on deposit. As of June 30, 2004, MCV is not supplying any credit support to others in the form of cash or letters of credit. As of June 30, 2004, MCV is holding $27.7 million of cash on deposit from two of MCV’s brokers and one gas supplier, El Paso Corporation (“El Paso”), a related party who has $2.1 million on deposit. In addition as of June 30, 2004, MCV is also holding letters of credit totaling $125.3 million from two gas suppliers, of which $121.3 million is a letter of credit from El Paso, a related party.

(7)	LONG-TERM DEBT

Long-term debt consists of the following as of (in thousands):

	June 30,	December 31,
	2004	2003
Financing obligation, maturing through 2015, payable in semi-annual installments of principal and interest, secured by property, plant and equipment	$1,153,221	$1,153,221
Less current portion	(134,576)	(134,576)

Total long-term debt	$1,018,645	$1,018,645

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Financing Obligation

In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements (“Overall Lease Transaction”) with a lessor group, related to substantially all of MCV’s fixed assets. Proceeds of the financing were used to retire borrowings outstanding under existing loan commitments, make a capital distribution to the partners of MCV and retire a portion of the notes issued by MCV to MEC Development Corporation (“MDC”) in connection with the transfer of certain assets by MDC to MCV. In accordance with SFAS No. 98, “Accounting For Leases,” the Overall Lease Transaction has been accounted for as a financing arrangement.

The financing obligation utilizes the effective interest rate method, which is based on the minimum lease payments required through the end of the basic lease term of 2015 and MCV management’s estimate of additional anticipated obligations after the end of the basic lease term. The effective interest rate during the remainder of the basic lease term is approximately 9.4%.

Interest and fees incurred related to long-term debt arrangements during the six months ended June 30, 2004 and 2003 were $55.4 million and $58.7 million, respectively. Interest and fees paid for the six months ended June 30, 2004 and 2003 were $28.0 million and $29.3 million, respectively.

(8)	COMMITMENTS AND CONTINGENCIES

Property Tax Appeal

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2004 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2004 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several orders correcting errors in the initial decision (together the “MTT Decision”). MCV management has estimated that the MTT Decision will result in a refund to MCV for the tax years 1997 through 2000 of approximately $35 million in taxes plus $9 million of interest. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $15.4 million of deferred expenses) in earnings at this time.

NOx Allowances

The United States Environmental Protection Agency (“US EPA”) has approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate NOx budget and allowance trading program administered by the US EPA. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which for 2004 is from May 31 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV estimates that it will have excess NOx allowances to sell under this program. The current value of the excess 2004 NOx allowances range from approximately $2.0 million to $3.0 million. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of June 30, 2004, MCV has sold 600 tons of 2004 allowances for $1.3 million, which is recorded in “Accounts payable and accrued liabilities”, pending resolution of ownership of these credits.

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

Net periodic postretirement health care cost for the six months ending June 30, included the following components (in thousands):

	2004	2003
Components of net periodic benefit cost:
Service cost	$116.0	$94.8
Interest cost	87.4	79.5
Expected return on Plan assets	(108.1)	(73.0)
Amortization of unrecognized net loss	7.9	13.6

Net periodic benefit cost	$103.2	$114.9

Contributions

Since MCV’s Plan is funded annually, no contributions have been made as of June 30, 2004. MCV expects to contribute approximately $.2 million to the Plans in December 2004.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At December 31, 2003, based upon FASB staff position, SFAS No. 106-1, “Employers Accounting for Postretirement Benefits Other Than Pensions,” MCV had elected to defer financial recognition of this legislation until the issuance of final accounting guidance. The final SFAS No. 106-2 was issued in second quarter 2004 and supersedes SFAS No. 106-1. MCV has adopted SFAS No. 106-2 as of June 30, 2004. The adoption of this standard had no impact to MCV’s financial position, because MCV does not consider its Plans to be actuarially equivalent. The Plans benefits provided to eligible participants are not annual or on-going in nature, but are a readily exhaustible, lump-sum amount available for use at the discretion of the participant.

(10)	SUBSEQUENT EVENTS

Voluntary Severance Program

In July 2004, MCV announced a Voluntary Severance Program (“VSP”) for all employees (union and non-union employees), subject to certain eligibility requirements. This VSP is only effective for a period of 45 days from date of the announcement. The VSP entitles participating employees, upon termination, to a lump sum payment,

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

based upon number of years of service up to a maximum equal to 52 weeks of wages. At this time, MCV cannot predict the number of employees who may elect to participate in the VSP and the total severance amount involved.

MCV Medical Insurance Program

MCV also announced a change in its medical insurance plans to allow access to healthcare coverage for employees (and their eligible dependents) who separate from MCV and meet certain criteria. Each participant who elects this separation provision will be responsible to reimburse MCV for their total cost of healthcare coverage.

Environmental Issues

On July 12, 2004 the Michigan Department of Environmental Quality (“DEQ”), Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its Air Use Permit to Install No. 209-02 by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. On July 13, 2004 the DEQ, Water Division, issued MCV a “Notice Letter” asserting MCV violated its National Pollutant Discharge Elimination System Permit by discharging heated process waste water into the storm water system, failure to document inspections, and other minor infractions.

MCV has declared all duct burners as unavailable for operational use and is assessing the duct burner issue and has begun other corrective action to address the DEQ’s assertions. MCV disagrees with certain of the DEQ’s assertions. MCV must file responses to these DEQ letters in August 2004. The DEQ has not imposed a fine or penalty at this time but may do so in the future. At this time, MCV management cannot predict the financial impact or outcome of these issues.

(This space intentionally left blank.)

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(11)	PARTNERS’ EQUITY AND RELATED PARTY TRANSACTIONS

The following table summarizes the nature and amount of each of MCV’s Partner’s equity interest, interest in profits and losses of MCV at June 30, 2004, and the nature and amount of related party transactions or agreements that existed with MCV’s partners or affiliates as of June 30, 2004 and 2003, and for each of the six month periods ended June 30 (in thousands):

Beneficial Owner, Equity Partner,	Equity
Type of Partner and Nature of Related Party	Interest	Interest	Related Party Transactions and Agreements	2004	2003
CMS Energy Company
CMS Midland, Inc.	$406,232	49.0%	Power purchase agreements	$296,912	$258,377

General Partner; wholly-owned			Purchases under gas transportation agreements	4,628	9,631
subsidiary of Consumers Energy			Purchases under spot gas agreements	—	629
Company			Purchases under gas supply agreements	—	2,330
			Gas storage agreement	1,282	1,282
			Land lease/easement agreements	300	300
			Accounts receivable	48,171	38,389
			Accounts payable	2,425	1,752
			Sales under spot gas agreements	—	3,260
El Paso Corporation
Source Midland Limited Partnership	$144,853	18.1%	Purchase under gas transportation agreements	6,300	6,691
(“SMLP”) General Partner; owned by			Purchases under spot gas agreement	—	154
subsidiaries of El Paso Corporation			Purchases under gas supply agreement	29,738	27,352
			Gas agency agreement	129	126
			Accounts payable	5,844	5,690
			Deferred reservation charges under gas purchase	3,944	5,522
			agreement
			Sales under spot gas agreements	—	3,474
			Gas supplier funds on deposit	2,108	77,470
El Paso Midland, Inc. (“El Paso Midland”)	86,912	10.9	See related party activity listed under SMLP
General Partner; wholly-owned subsidiary of El Paso Corporation
MEI Limited Partnership (“MEI”)			See related party activity listed under SMLP
A General and Limited Partner; 50% interest owned by El Paso Midland, Inc. and 50% interest owned by SMLP
General Partnership Interest	72,430	9.1
Limited Partnership Interest	7,241	.9
Micogen Limited Partnership	36,212	4.5	See related party activity listed under SMLP
(“MLP”) Limited Partner, owned subsidiaries of El Paso Corporation

Total El Paso Corporation	$347,648	43.5%

The Dow Chemical Company
The Dow Chemical Company	$75,166	7.5%	Steam and electric power agreement	18,997	18,393

Limited Partner			Steam purchase agreement - Dow Corning Corp	2,332	2,196
			(affiliate)
			Purchases under demineralized water supply agreement	4,092	3,366
			Accounts receivable	3,284	2,959
			Accounts payable	683	798
			Standby and backup fees	372	364
Alanna Corporation
Alanna Corporation	$1 (1)	.00001%	Note receivable	1	1

Limited Partner; wholly-owned subsidiary of Alanna Holdings Corporation
TOTAL PARTNERS’ EQUITY	$829,047	100.0%

Footnotes to Partners’ Equity and Related Party Transactions

(1)	Alanna’s capital stock is pledged to secure MCV’s obligation under the lease and other overall lease transaction documents.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (MD&A)

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2003 of the Midland Cogeneration Venture Limited Partnership (“MCV”).

RESULTS OF OPERATIONS:

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-Q contains certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 (the “Act”), including without limitation, discussion as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed reflecting MCV’s current expectations of the manner in which the various factors discussed therein may affect its business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions, and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Accordingly, this “Safe Harbor” Statement contains additional information about such factors relating to the forward-looking statements. There is no assurance, however, that MCV’s expectations will be realized or that unexpected events will not have an adverse impact on MCV’s business.

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

(This space intentionally left blank.)

Operating Revenue Statistics:

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating Revenues	$158,698	$142,013	$319,205	$295,182
Capacity Revenue	$99,509	$100,834	$200,169	$200,377
PPA Contract Capacity (MW)	1,240	1,240	1,240	1,240
Billed PPA Availability	96.9%	98.5%	97.9%	98.5%
Electric Revenue	$54,889	$37,266	$109,118	$85,309
PPA Delivery as a Percentage of Contract Capacity	91.2%	56.8%	92.3%	68.0%
PPA, SEPA and Other Electric Deliveries (MWh)	2,602,163	1,672,793	5,258,519	3,926,920
Average PPA Variable Energy Rate ($/MWh)	$15.79	$15.66	$15.74	$15.73
Average PPA Fixed Energy Rate ($/MWh)	$3.99	$3.59	$3.79	$3.75
Steam Revenue	$4,300	$3,913	$9,918	$9,496
Steam Deliveries (Mlbs)	1,321,300	1,294,220	3,078,700	3,044,320

Comparison of the Three Months ended June 30, 2004 and 2003:

Overview:

For the second quarter of 2004, MCV recorded a net loss of $5.6 million, which includes a $.7 million mark-to-market loss. The mark-to-market loss is on long term gas contracts that began being marked-to-market, as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” MCV’s net income for the second quarter of 2003 was $29.6 million, which included a $15.5 million mark-to-market gain on the long term gas contracts. The earnings decrease for the second quarter of 2004 compared to 2003 of $35.2 million is the result of a $16.2 million decrease in the long term gas contract mark-to-market value, an increased net usage of natural gas from a higher electric dispatch and higher natural gas prices. This earnings decrease was partially offset by lower interest expense.

Operating Revenues:

For the second quarter of 2004, MCV’s operating revenues increased $16.7 million from the second quarter of 2003. This increase is due primarily to a higher electric dispatch under Forced Dispatch. This increase was slightly offset by lower capacity under the PPA with Consumers due to various unplanned equipment outages.

Operating Expenses:

For the second quarter of 2004, MCV’s operating expenses were $137.3 million, which includes $97.5 million of fuel costs, including a $.7 million mark-to-market loss on certain natural gas contracts which contain optionality. During this period, MCV purchased approximately 25.3 Bcf of natural gas, and a net 2.9 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 22.4 Bcf at an average commodity cost of $3.79 per MMBtu. For the second quarter of 2003, MCV’s operating expenses were $84.0 million, which includes $44.8 million of fuel costs, including a $15.5 million mark-to-market net gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 20.7 Bcf of natural gas, and a net 4.7 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 16.0 Bcf at an average commodity cost of $3.22 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the second quarter of 2004 compared to 2003 increased by $52.7 million. This fuel cost increase was due to a $ 36.5 million increase from a combination of higher gas usage resulting from the increase in the electric dispatch and higher natural gas prices. Also contributing to this increase was a $16.2 million change in the mark-to-market value of the long term gas contracts with optionality.

Other Income (Expense):

For the second quarter of 2004 compared to 2003, interest expense decreased due to a lower outstanding principal balance on MCV’s financing obligation.

Comparison of the Six Months ended June 30, 2004 and 2003:

Overview:

For the first six months of 2004, MCV recorded net income of $5.8 million, which includes a $5.6 million mark-to-market gain. The mark-to-market gain is on long term gas contracts that began being marked-to-market, as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” MCV’s net income for the first six months of 2003 was $54.3 million, which included a $25.7 million mark-to-market gain on the long term gas contracts. The earnings decrease for the first six months of 2004 compared to 2003 of $48.5 million is the result of a $20.1 million decrease in the long term gas contract mark-to-market value, an increased net usage of natural gas from a higher electric dispatch and higher natural gas prices. This earnings decrease was partially offset by lower interest expense.

Operating Revenues:

For the first six months of 2004, MCV’s operating revenues increased $24.0 million from the first six months of 2003. This increase is due primarily to a higher electric dispatch under Forced Dispatch.

Operating Expenses:

For the first six months of 2004, MCV’s operating expenses were $259.8 million, which includes $179.3 million of fuel costs, including a $5.6 million mark-to-market gain on certain natural gas contracts which contain optionality. During this period, MCV purchased approximately 46.0 Bcf of natural gas, and a net .2 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 45.8 Bcf at an average commodity cost of $3.55 per MMBtu. For the first six months of 2003, MCV’s operating expenses were $184.4 million, which includes $104.7 million of fuel costs, including a $25.7 million mark-to-market net gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 37.2 Bcf of natural gas, and a net .2 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 37.0 Bcf of natural gas at an average commodity cost of $3.06 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the first six months of 2004 compared to 2003 increased by $74.6 million. This fuel cost increase was due to a $54.5 million increase from a combination of higher gas usage resulting from the increase in the electric dispatch and higher natural gas prices. Also contributing to this increase was a $20.1 million change in the mark-to-market value of the long term gas contracts with optionality.

Other Income (Expense):

For the first six months of 2004 compared to 2003, interest expense decreased due to a lower outstanding principal balance on MCV’s financing obligation.

LIQUIDITY AND CAPITAL RESOURCES:

For the six months ended June 30, 2004 and 2003, net cash generated by MCV’s operations was $119.4 million and $199.4 million, respectively. Included in MCV’s net cash generated for the period ended June 30, 2004 is $23.2 million of cash collateral paid to MCV, based upon the net amount of exposure on MCV’s long term natural gas contracts with counterparties. This collateral balance will vary with changes in market prices, credit provisions and various other factors. MCV’s cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next eleven years. During the six months ended June 30, 2004 and 2003, MCV paid financing obligation requirements of $27.9 million and $29.2 million, respectively, as required under the Overall Lease Transaction.

MCV also has a $50 million working capital line (“Working Capital Facility”), which was renewed through a syndication in August 2003, to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are accumulated and depleted. In addition, earned receivables borrowing base can be affected by Consumers’ credit rating. The Working Capital Facility term currently expires on August 28, 2004. MCV believes that the Working Capital Facility will be renewed with the existing syndication barring any unforeseeable events. MCV did not utilize the Working Capital Facility during the first six months of 2004, nor does MCV have any outstanding borrowings or letters of credit. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur in the near term.

MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls to the extent available for such purposes. These cash flow shortfalls are anticipated to be replenished unless Forced Dispatch continues for an extended period of time. See Item 2, “MD&A – Outlook Energy Rates and Cost of Production.” As of June 30, 2004, there were approximately $429.6 million of cash reserves of which $137.7 million had been reserved for the debt portion of the financing obligation.

Disclosure about Contractual Obligations:

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of June 30, 2004, MCV has the following contractual financial obligations and commitments:

	Payments Due by Period (1) (In Millions)
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Long term Debt (2)	$1,736.2	$214.9	$330.4	$301.8	$889.1

Unconditional Purchase Obligations (3)	$2,674.7	$172.8	$821.0	$700.0	$980.9
Other Long term Obligations (4)	211.3	8.9	28.9	21.1	152.4

Total Contractual Cash Obligations	$2,886.0	$181.7	$849.9	$721.1	$1,133.3

	Amount of Commitment Expiration Per Period
		Less Than	One to	Three to	More Than
Commercial Commitments	Total	One Year	Three Years	Five Years	Five Years
Working Capital Facility	$50.0	$50.0	$—	$—	$—

(1) Payment periods represent calendar years beginning with January 1, 2004.

(2) Represents expected cash payments, including interest.

(3) Represents estimated minimum commitments under current long term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.

(4) Represents the cost of current Facility maintenance service agreements and spare parts.

NEW ACCOUNTING STANDARDS:

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At December 31, 2003, based upon FASB staff position, SFAS No. 106-1, “Employers Accounting for Postretirement Benefits Other Than Pensions,” MCV had elected to defer financial recognition of this legislation until issuance of final accounting guidance. The final SFAS No. 106-2 was issued in second quarter 2004 and supersedes SFAS No. 106-1. MCV has adopted SFAS No. 106-2 as of June 30, 2004. The adoption of this standard had no impact to MCV’s financial position, because MCV does not consider its Plans to be actuarially equivalent. The Plans benefits provided to eligible participants are not annual or on-going in nature, but are a readily exhaustible, lump-sum amount available for use at the discretion of the participant.

OFF-BALANCE SHEET ARRANGEMENTS:

As part of MCV’s ongoing business, MCV does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2004, MCV was not involved in any unconsolidated SPE transactions.

OUTLOOK:

Results of operations are largely dependent on successfully maintaining availability of the Facility at or near Contract Capacity levels, the availability of natural gas and the level of energy rates paid to MCV relative to the cost of fuel used for generation.

Operating Outlook. During the first six months of 2004, approximately 63% of PPA revenues were capacity payments under the PPA, which were billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 97.9% for the first six months of 2004, 99.4% for 2003 and 98.8% for 2002. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers’ coal plants. However, MCV’s costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers’ coal plant operation and maintenance costs, MCV’s financial performance would be negatively affected. In addition, the extent to which the Facility is dispatched by Consumers can exacerbate the divergence between variable revenues and costs of production. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. Currently, MCV continues to purchase the majority of its natural gas requirements under long term fixed price gas contracts, with a smaller portion of gas purchased under long term market priced contracts and on the spot market. MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. MCV has entered into natural gas purchase and hedging arrangements with respect to approximately 98.3% of its remaining 2004 expected gas needs not provided for under its long term fixed price gas contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices in future years, although high gas prices for an extended period of time could adversely affect operating results.

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources available to Consumers, resulting in an average dispatch (without dispatch reduction transactions) of approximately 79% from April 1998 through December 2003. Previously, the Facility was being dispatched on an uneconomic basis (relative to the cost of other energy resources) under the terms of the 915 MW settlement and the 325 MW settlement, averaging approximately 90% annual dispatch. In July 2000, in response to rapidly escalating natural gas prices and because Consumers electric rates were frozen, MCV entered into transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to a 915 MW settlement and a 325 MW settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). MCV and Consumers may enter into similar Dispatch Mitigation transactions in the future. On February 12, 2004, MCV and Consumers entered into a Resource Conservation Agreement (“RCA”), which, among other things, provides that Consumers will economically dispatch MCV, if certain conditions are met. Such dispatch is expected to reduce electric production from what is occurring under the Forced Dispatch, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA further provides for the parties to enter into another agreement implementing the terms of the RCA including the sharing of savings realized by not having to generate electricity, which the parties executed in the second quarter of 2004. The RCA is subject to MPSC approval and MCV and Consumers must accept the terms of the MPSC order as a condition precedent to the RCA becoming effective. The MPSC has established a contested hearing schedule, which is expected to result in an MPSC order being issued in the fourth quarter of 2004. MCV cannot predict the outcome of the MPSC proceedings necessary to effectuate the RCA. This Forced Dispatch is expected to negatively affect MCV’s financial performance in 2004 by approximately $40 million, based upon projected spot gas prices of approximately $5.90/MMBtu. MCV expects this level of reduced earnings and cash shortfalls to continue beyond 2004, absent the establishment of a Dispatch Mitigation program. In addition, continuation of Forced Dispatch coupled with high natural gas prices could affect the recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.

Capacity and Energy Payments Under the PPA. The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the “regulatory-out” provision). Until September 15, 2007, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the “regulatory-out” provision. MCV and Consumers entered into a settlement agreement, effective January 1, 1999 (“Settlement Agreement”), which resolves all of the previously disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts’ decision which may affect those issues or payments. The Settlement Agreement also provides that, notwithstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW (“98.5% cap”) on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts’ decision, which may affect this issue or payment. If Consumers transfers (subject to MCV’s prior consent) its rights of up to 1240 MW of capacity and associated energy under the PPA to a third party for an extended period of time, the 98.5% cap will not apply except that the 98.5% cap is, in any event, reinstated on September 15, 2007. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the “regulatory out” provision to reduce capacity payments to MCV based upon the “availability caps” of 88.7% of the 1240 MW (both on- and off-peak) of contract capacity as provided for in the 915 MW settlement and the 325 MW settlement. Consumers and MCV are required to support and defend the terms of the PPA.

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

CRITICAL ACCOUNTING POLICIES:

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

Property, Plant and Equipment. As discussed in Item 2, “MD&A – Outlook”, at both the state and federal level, efforts continue to restructure the electric industry. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying Consumers recovery of above-market PPA costs, MCV’s cash flows may be negatively impacted, especially in the period after 2007. Over 90% of MCV’s revenues come from sales pursuant to the PPA. MCV continues to monitor and participate in these matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. Any future adjustment to property, plant and equipment, if required, would result in a one-time negative earnings impact. At this time, MCV management cannot predict the outcome of these matters or the magnitude of any possible adjustment.

Derivative Instruments. As discussed in Item 1, “Condensed Notes to Unaudited Consolidated Financial Statements – Note 2, Risk Management Activities and Derivative Transactions – Natural Gas Supply Contracts,” MCV adopted SFAS No. 133, which establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative’s gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Should significant changes in the level of Facility operational dispatch or purchases of long term gas occur, MCV would be required to re-evaluate its accounting treatment for these long term gas contracts. This re-evaluation may result in recording mark-to-market activity on some contracts, which could add to earnings volatility. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. Since April 2002, MCV has recorded an additional mark-to-market gain of $22.5 million for these gas contracts for a cumulative mark-to-market gain through June 30, 2004 of $80.6 million, which will reverse over the remaining life of these contracts, ranging from 2004 to 2007.

Property Taxes. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2004 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2004 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several orders correcting errors in the initial decision (together the “MTT Decision”). MCV management has estimated that the MTT Decision will result in a refund to MCV for the tax years 1997 through 2000 of approximately $35 million in taxes plus $9 million of interest. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $15.4 million of deferred expenses) in earnings at this time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to MCV’s operations result primarily from changes in commodity prices and interest rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Part 1, Item 1, “Condensed Notes to Unaudited Consolidated Financial Statements — Note 2, Risk Management Activities and Derivative Transactions and Note 7, Long-Term Debt”.

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

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV’s short-term investments approximate fair value because of the short term maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held to maturity and as of June 30, 2004, have original maturity dates of approximately one year or less.

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

Commodity Risk. MCV enters into natural gas futures contracts, option contracts and over the counter (“OTC”) swap transactions in order to hedge against unfavorable changes in the market price of natural gas in future months when gas is expected to be needed. These financial instruments are being utilized principally to secure anticipated natural gas requirements necessary for projected electric sales and to lock in sales prices of natural gas previously obtained in order to optimize MCV’s existing gas supply, storage and transportation arrangements.

The following table provides information about MCV’s futures contracts, option contracts and OTC swap transactions that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from July 2004 to December 2009. The table presents the carrying amounts and fair values at June 30, 2004:

	Carrying Value with
	Expected Maturity in 2004/2007	Fair Value
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	4,314	—
Contract Volumes (10,000 MMBtu) Sell/Short	57	—
Weighted Average Price Long (per MMBtu)	$4.831	$5.964
Weighted Average Price Short (per MMBtu)	$6.395	$6.148
Contract Amount ($US in Millions)	$204.8	$253.8

	Carrying Value with
	Expected Maturity in 2005/2009	Fair Value
NYMEX Commodity Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	2,756	—
Weighted Average Price Long (per 10,000 MMBtu)	$4.409	$4.615
Contract Amount ($US in Millions)	$121.5	$127.2

	Carrying Value with
	Expected Maturity in 2004/2005	Fair Value
Canadian (AECO) Basis Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	500.5	—
Weighted Average Price Long (per 10,000 MMBtu)	($0.729)	($0.891)
Contract Amount ($US in Millions)	($3.7)	($4.5)

	Carrying Value with
	Expected Maturity in 2004/2005	Fair Value
Option Contracts
Contract Volumes (10,000 MMBtu) Long/Buy	100	—
Contract Volumes (10,000 MMBtu) Sell/Short	100	—
Weighted Average Price Long (per MMBtu)	$0.120	$0.060
Weighted Average Price Short (per MMBtu)	$0.200	$0.111
Contract Amount ($US in Millions)	$0.1	$0.1

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

MCV’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller, carried out an evaluation of the effectiveness of MCV’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such review of MCV’s disclosure controls and procedures, the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller, have concluded that MCV’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The discussion below is limited to an update of events or developments that have occurred in various judicial and administrative proceedings since March 1, 2004. A complete summary of all outstanding legal proceedings is set forth in MCV’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 1, 2004.

Property Taxes

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2004 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2004 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several orders correcting errors in the initial decision (together the “MTT Decision”). MCV management has estimated that the MTT Decision will result in a refund to MCV for the tax years 1997 through 2000 of approximately $35 million in taxes plus $9 million of interest. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $15.4 million of deferred expenses) in earnings at this time.

NOx Allowances

The United States Environmental Protection Agency (“US EPA”) has approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate NOx budget and allowance trading program administered by the US EPA. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which for 2004 is from May 31 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV estimates that it will have excess NOx allowances to sell under this program. The current value of the excess 2004 NOx allowances range from approximately $2.0 million to $3.0 million. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of June 30, 2004, MCV has sold 600 tons of 2004 NOx allowances for $1.3 million, which is recorded in “Accounts payable and accrued liabilities”, pending resolution of ownership of these credits.

Environmental Issues

On July 12, 2004 the Michigan Department of Environmental Quality (“DEQ”), Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its Air Use Permit to Install No. 209-02 by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. On July 13, 2004 the DEQ, Water Division, issued MCV a “Notice Letter” asserting MCV violated its National Pollutant Discharge Elimination System Permit by discharging heated process waste water into the storm water system, failure to document inspections, and other minor infractions.

MCV has declared all duct burners as unavailable for operational use and is assessing the duct burner issue and has begun other corrective action to address the DEQ’s assertions. MCV disagrees with certain of the DEQ’s assertions. MCV must file responses to these DEQ letters in August 2004. The DEQ has not imposed a fine or penalty at this time but may do so in the future. At this time, MCV management cannot predict the financial impact or outcome of these issues.

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP (Registrant)

Dated: August 3, 2004	/s/James M. Kevra
James M. Kevra
President and Chief Executive Officer

Dated: August 3, 2004	/s/James M. Rajewski
James M. Rajewski
Chief Financial Officer, Vice President and Controller

Exhibit Index

Exhibit No.	Description of Exhibit
31.1 -	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.