Form 10-Q
period 2004-09-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2004-11-02
CIK 869905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS AS OF
(In Thousands)

	September 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,278	$173,651
Accounts and notes receivable – related parties	54,124	43,805
Accounts receivable	26,319	38,333
Gas inventory	21,678	20,298
Unamortized property taxes	25,428	17,672
Derivative assets	138,230	86,825
Broker margin accounts and prepaid expenses	15,877	8,101

Total current assets	358,934	388,685

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	2,462,917	2,463,931
Pipeline	21,432	21,432

Total property, plant and equipment	2,484,349	2,485,363
Accumulated depreciation	(1,044,640)	(991,556)

Net property, plant and equipment	1,439,709	1,493,807

OTHER ASSETS:
Restricted investment securities held-to-maturity	140,300	139,755
Derivative assets non-current	33,923	18,100
Deferred financing costs, net of accumulated amortization of $18,215 and $17,285, respectively	6,750	7,680
Prepaid gas costs, spare parts deposit, materials and supplies	18,369	21,623

Total other assets	199,342	187,158

TOTAL ASSETS	$1,997,985	$2,069,650

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$72,515	$57,368
Gas supplier funds on deposit	20,987	4,517
Interest payable	23,596	53,009
Current portion of long-term debt	76,548	134,576

Total current liabilities	193,646	249,470

NON-CURRENT LIABILITIES:
Long-term debt	942,097	1,018,645
Other	2,543	2,459

Total non-current liabilities	944,640	1,021,104

TOTAL LIABILITIES	1,138,286	1,270,574

COMMITMENTS AND CONTINGENCIES (Note 8)
PARTNERS’ EQUITY	859,699	799,076

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$1,997,985	$2,069,650

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Capacity	$102,947	$102,518	$303,116	$302,895
Electric	59,365	42,223	168,483	127,532
Steam	3,883	3,572	13,801	13,068

Total operating revenues	166,195	148,313	485,400	443,495

OPERATING EXPENSES:
Fuel costs	108,220	97,908	287,529	202,648
Depreciation	22,039	22,365	66,459	66,965
Operations	5,172	4,205	14,460	12,857
Maintenance	2,369	3,294	9,412	9,998
Property and single business taxes	7,118	7,673	21,539	22,624
Administrative, selling and general	5,874	2,536	11,242	7,300

Total operating expenses	150,792	137,981	410,641	322,392

OPERATING INCOME	15,403	10,332	74,759	121,103

OTHER INCOME (EXPENSE):
Interest and other income	1,260	1,059	3,766	4,030
Interest expense	(24,056)	(26,595)	(80,116)	(86,021)

Total other income (expense), net	(22,796)	(25,536)	(76,350)	(81,991)

NET INCOME (LOSS)	$(7,393)	$(15,204)	$(1,591)	$39,112

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (Unaudited)
(In Thousands)

	Three Months Ended
	September 30,
	2004			2003
	General	Limited		General	Limited
	Partners	Partners	Total	Partners	Partners	Total
BALANCE, BEGINNING OF PERIOD	$710,427	$118,620	$829,047	$687,670	$115,237	$802,907
Comprehensive Income:
Net income (loss)	(6,436)	(957)	(7,393)	(13,237)	(1,967)	(15,204)
Other Comprehensive Income:
Unrealized gain on hedging activities since beginning of period	36,642	5,444	42,086	(12,078)	(1,794)	(13,872)
Reclassification adjustments recognized in net income above	(3,518)	(523)	(4,041)	(5,744)	(854)	(6,598)

Total other comprehensive income change	33,124	4,921	38,045	(17,822)	(2,648)	(20,470)
Total Comprehensive Income	26,688	3,964	30,652	(31,059)	(4,615)	(35,674)

BALANCE, END OF PERIOD	$737,115	$122,584	$859,699	$656,611	$110,622	$767,233

	Nine Months Ended
	September 30,
	2004			2003
	General	Limited		General	Limited
	Partners	Partners	Total	Partners	Partners	Total
BALANCE, BEGINNING OF PERIOD	$684,334	$114,742	$799,076	$627,947	$106,363	$734,310
Comprehensive Income:
Net income (loss)	(1,385)	(206)	(1,591)	34,052	5,060	39,112
Other Comprehensive Income:
Unrealized gain on hedging activities since beginning of period	71,555	10,632	82,187	22,646	3,365	26,011
Reclassification adjustments recognized in net income above	(17,389)	(2,584)	(19,973)	(28,034)	(4,166)	(32,200)

Total other comprehensive income change	54,166	8,048	62,214	(5,388)	(801)	(6,189)
Total Comprehensive Income	52,781	7,842	60,623	28,664	4,259	32,923

BALANCE, END OF PERIOD	$737,115	$122,584	$859,699	$656,611	$110,622	$767,233

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,591)	$39,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,389	67,996
Decrease in accounts receivable	1,695	3,398
Increase in gas inventory	(1,380)	(2,166)
Increase in unamortized property taxes	(7,756)	(7,678)
Increase in broker margin accounts and prepaid expenses	(7,776)	(3,841)
(Increase) decrease in derivative assets	(5,014)	5,834
Decrease (increase) in prepaid gas costs, spare parts deposit, materials and supplies	3,254	(11,124)
Increase (decrease) in accounts payable and accrued liabilities	15,147	(766)
Increase in gas supplier funds on deposit	16,470	8,250
Decrease in interest payable	(29,413)	(30,179)
Increase in other non-current liabilities	84	231

Net cash provided by operating activities	51,109	69,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant modifications and purchases of plant equipment	(12,361)	(25,637)
Maturity of restricted investment securities held-to-maturity	591,536	550,515
Purchase of restricted investment securities held-to-maturity	(592,081)	(550,837)

Net cash used in investing activities	(12,906)	(25,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financing obligation	(134,576)	(93,928)

Net cash used in financing activities	(134,576)	(93,928)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(96,373)	(50,820)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	173,651	160,425

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,278	$109,605

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2003 of Midland Cogeneration Venture Limited Partnership (“MCV”). In the opinion of management, the unaudited financial information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The consolidated financial statements included the accounts of MCV and its wholly-owned subsidiaries. In 1992, MCV had acquired the outstanding common stock of PVCO Corp., a previously inactive company. MCV and PVCO Corp. then entered into a partnership agreement to form MCV Gas Acquisition General Partnership (“MCV GAGP”) for the purpose of buying and selling natural gas on the spot market and other transactions involving natural gas activities. PVCO Corp. and MCV GAGP were dissolved on January 30, 2004 and July 2, 2004, respectively, due to inactivity. All material transactions and balances among entities, which comprised MCV, had been eliminated in the consolidated financial statements. In addition, the dissolution of these wholly-owned subsidiaries had no impact on the financial position and results of operations of MCV. Interim results may not be indicative of results that may be expected for any other interim period or for 2004 as a whole.

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

The Facility is a qualifying cogeneration facility (“QF”) originally certified by the Federal Energy Regulatory Commission (“FERC”) under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the “Efficiency Percentage”)) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the nine months ended September 30, 2004, the Facility achieved a Thermal Percentage of 15.3% and an Efficiency Percentage of 47.5%. The loss of QF status could, among other things, cause the Facility to lose its

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

rights under PURPA to sell power to Consumers at Consumers’ “avoided cost” and subject the Facility to additional federal and state regulatory requirements.

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

In July 2000, in response to rapidly escalating natural gas prices and since Consumers’ electric rates were frozen, MCV entered into transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to a 915 MW settlement and a 325 MW settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). On February 12, 2004, MCV and Consumers entered into a Resource Conservation Agreement (“RCA”) which, among other things, provides that Consumers will economically dispatch MCV, if certain conditions are met. Such dispatch is expected to reduce electric production from what is occurring under the Forced Dispatch, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The parties have entered into another agreement (the Reduced Dispatch Agreement (“RDA”)) implementing the terms of the RCA including the sharing of savings realized by not having to generate electricity. The RCA and RDA are subject to MPSC approval and MCV and Consumers must accept the terms of the MPSC order as a condition precedent to the RCA and RDA becoming effective. The MPSC has established a contested hearing schedule which is expected to result in an MPSC order being issued no earlier than the fourth quarter of 2004. MCV cannot predict the outcome of the MPSC proceedings necessary to effectuate the RCA and RDA. Effective October 23, 2004, MCV and Consumers entered into an interim Dispatch Mitigation program for energy dispatch above 1100 MW up to 1240 MW of Contract Capacity under the PPA. This program, which is structured very similarly to the RCA and RDA, can be terminated by either party upon 30 days written notice. During 2003, MCV estimates that the previous program resulted in net savings of approximately $7.9 million for the nine months ended September 30, 2003, a portion of which is realized in reduced maintenance expenditures in future years.

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

Two significant issues that will affect MCV’s future financial performance are the price of natural gas and the MPSC’s decision in 2007 or beyond related to the recovery of PPA charges. Natural gas prices have historically been volatile and presently there is no consensus among forecasters on the price or range of future prices of natural gas. Even with an approved RCA and RDA, if gas prices continue at present levels or increase, the economics of operating the Facility may be adversely affected. MCV continues to monitor and participate in these industry restructuring matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.

(2)	RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held-to-maturity, as of September 30, 2004 and December 31, 2003, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 7 makes it unnecessary to estimate the fair value of the lessor group (“Owner Participants”) underlying debt and equity instruments supporting such financing obligation, since Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” does not require fair value accounting for the lease obligation.

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

The FASB issued DIG Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long-term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. During the fourth quarter of 2002, MCV removed the option component from three of the nine long-term gas contracts, which should reduce some of the earnings volatility. From April 2002 to September 2004, MCV recorded an additional net mark-to-market gain of $21.5 million for these gas contracts. The cumulative mark-to-market gain through September 30, 2004 of $79.6 million is recorded as a current and non-current derivative asset on the balance sheet, as detailed below. These assets will reverse over the remaining life of these gas contracts, ranging from 2004 to 2007.

For the nine months ended September 30, 2004 and 2003, MCV recorded in “Fuel costs” a gain of $4.7 million and a loss of $6.3 million, respectively, for net mark-to-market adjustments associated with these contracts. In addition, as of September 30, 2004 and December 31, 2003, MCV recorded “Derivative assets” in Current Assets in the amount of $45.7 million and $56.9 million, respectively, and for the same periods recorded “Derivative assets non-current” in Other Assets in the amount of $33.9 million and $18.1 million, respectively, representing the mark-to-market value on these long-term natural gas contracts.

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

Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin account balance as of September 30, 2004 and December 31, 2003 was recorded as a current asset in “Broker margin accounts and prepaid expenses,” in the amount of $10.6 million and $4.1 million, respectively.

For the nine months ended September 30, 2004, MCV has recognized in other comprehensive income, an unrealized $62.2 million increase on the futures contracts and OTC swaps, which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $93.5 million gain in other comprehensive income as of September 30, 2004. This balance represents natural gas futures, options and OTC swaps with maturities ranging from October 2004 to December 2009, of which $51.9 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of September 30, 2004, a $92.5 million current derivative asset in “Derivative assets,” representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the nine months ended September 30, 2004, MCV has recorded a net $21.0 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $1.4 million gain in earnings from cost mitigation activities.

For the nine months ended September 30, 2003, MCV recognized an unrealized $6.2 million decrease in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, which resulted in a $20.1 million gain balance in other comprehensive income as of September 30, 2003. As of September 30, 2003, MCV had recorded a $19.1 million current derivative asset in “Derivative assets.” For the nine months ended September 30, 2003, MCV had recorded a net $32.2 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $.5 million gain in earnings from cost mitigation activities.

(3)	GAS TURBINE SERVICE AGREEMENT

Under an amended service agreement entered into between MCV and Alstom Power Company (“Alstom”) (the “Amended Service Agreement”), Alstom provided MCV spare parts for MCV’s gas turbine generators (“GTGs”) and provided qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV’s request. The Amended Service Agreement commenced on January 1, 1990, and was set to expire upon the earlier of the completion of the ninth series of major GTG inspections or December 31, 2009, unless terminated sooner by MCV for convenience or cause or by Alstom for cause. Upon termination of the Amended Service Agreement (except termination for cause by MCV), MCV must pay a cancellation payment of approximately $5.8 million. MCV terminated the Amended Service Agreement in February 2004, for cause and therefore did not owe Alstom the cancellation payment. MCV had also invoiced Alstom for approximately $3.0 million of overpayments by MCV due to reduced equivalent operating hours experienced under the Amended Service Agreement. These matters, as well as others, were disputed by Alstom. MCV and Alstom entered into a settlement agreement, effective September 30, 2004, which resolved all outstanding issues between the parties and mutually released the parties from further obligations under the Amended Service Agreement, except certain warranty obligations of Alstom. Pursuant to the settlement, MCV paid Alstom $2.8 million, on October 4, 2004, of which MCV expensed $2.5 million as a cost of termination and capitalized the remaining $.3 million previously incurred by Alstom associated with labor and parts already received. In addition, Alstom is required to provide MCV with one new combustion inner liner by the end of the first quarter of 2005. Upon receipt, MCV will make an additional payment of $.7 million to Alstom.

Subsequent to Alstom’s termination in February 2004, maintenance, repairs and parts were being performed/provided by MCV, General Electric International Inc. (“GEII”) and others. MCV had previously signed, effective December 31, 2002, a new maintenance service and parts agreement with GEII (“GEII

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Agreement”). On July 1, 2004, GEII began providing maintenance services and hot gas path parts for MCV’s twelve GTGs under terms and conditions similar to the Amended Service Agreement. The GEII Agreement covers four rounds of major GTG inspections, which are expected to be completed by the year 2015, at a savings to MCV as compared to the Service Agreement with Alstom. The GEII Agreement can be terminated by either party for cause or convenience. Should termination for convenience occur, a buy out amount will be paid by the terminating party with payments ranging from approximately $19.0 million to $.9 million, based upon the number of equivalent operating hours incurred since commencement of the GEII Agreement.

(4)	RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY

Non-current restricted investment securities held-to-maturity have carrying amounts that approximate fair value because of the short maturity of these instruments and consist of the following as of (in thousands):

	September 30,	December 31,
	2004	2003
Funds restricted for rental payments pursuant to the Overall Lease Transaction	$137,752	$137,296
Funds restricted for management non-qualified plans	2,548	2,459

Total	$140,300	$139,755

(5)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of (in thousands):

	September 30,	December 31,
	2004	2003
Accounts payable
Related parties	$10,275	$7,386
Trade creditors	44,527	34,786
Property and single business taxes	11,916	12,548
Other	5,797	2,648

Total	$72,515	$57,368

(6)	GAS SUPPLIER FUNDS ON DEPOSIT

Pursuant to individual gas contract terms with counterparties, deposit amounts or letters of credit may be required by one party to the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will be posted by one party to the other based on the net amount of the exposure. Interest is earned on funds on deposit. As of September 30, 2004, MCV is supplying credit support to one gas supplier in the form of a letter of credit in the amount of $2.4 million. As of September 30, 2004, MCV is holding $21.0 million of cash on deposit from two of MCV’s brokers. In addition as of September 30, 2004, MCV is also holding letters of credit totaling $196.9 million from two gas suppliers, of which $165.6 million is a letter of credit from El Paso Corporation (“El Paso”), a related party.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)	LONG-TERM DEBT

Long-term debt consists of the following as of (in thousands):

	September 30,	December 31,
	2004	2003
Financing obligation, maturing through 2015, payable in semi-annual installments of principal and interest, secured by property, plant and equipment	$1,018,645	$1,153,221
Less current portion	(76,548)	(134,576)

Total long-term debt	$942,097	$1,018,645

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

Interest and fees incurred related to long-term debt arrangements during the nine months ended September 30, 2004 and 2003 were $79.2 million and $85.0 million, respectively. Interest and fees paid for the nine months ended September 30, 2004 and 2003 were $108.5 million and $115.3 million, respectively.

(8)	COMMITMENTS AND CONTINGENCIES

Property Tax Appeal

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2004 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2004 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several orders correcting errors in the initial decision (together the “MTT Decision”). MCV management has estimated that the MTT Decision will result in a refund to MCV for the tax years 1997 through 2000 of approximately $35 million in taxes plus $9 million of interest as of September 30, 2004. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $15.5 million of deferred expenses) in earnings at this time.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOx Allowances

The United States Environmental Protection Agency (“US EPA”) has approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate NOx budget and allowance trading program administered by the US EPA. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which for 2004 is from May 31 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV estimates that it will have excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of September 30, 2004, MCV has sold 1,200 tons of 2004 allowances for $2.7 million, which is recorded in “Accounts payable and accrued liabilities”, pending resolution of ownership of these credits.

Voluntary Severance Program

In July 2004, MCV announced a Voluntary Severance Program (“VSP”) for all employees (union and non-union employees), subject to certain eligibility requirements. This VSP was effective for a period of 45 days from date of the announcement. The VSP entitled participating employees, upon termination, to a lump sum payment, based upon number of years of service up to a maximum of 52 weeks of wages. Nineteen employees elected to participate in the VSP and MCV has recorded $1.6 million of severance costs in “Operating Expenses” related to the nineteen employees.

Included in the nineteen employees who elected the VSP were three of MCV’s officers: LeRoy W. Smith, Vice President of Energy Supply and Marketing, James A. Mooney, Vice President of Engineering, Operations and Construction and Barbara E. Lawson, Treasurer. Their resignations became effective on October 1, 2004. On October 1, 2004, Laurie Valasek, an employee of MCV was appointed to serve as the Treasurer of MCV. As for the duties/responsibilities of the other two MCV officers that have resigned; other employees within MCV or the President and Chief Executive Officer have assumed these duties.

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

MCV has declared all duct burners as unavailable for operational use and is assessing the duct burner issue and has begun other corrective action to address the DEQ’s assertions. MCV disagrees with certain of the DEQ’s assertions. MCV filed responses to these DEQ letters in August 2004. The DEQ has not imposed a fine or penalty at this time but may do so in the future. At this time, MCV management cannot predict the financial impact or outcome of these issues.

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

Net periodic postretirement health care cost for the nine months ending September 30, included the following components (in thousands):

	2004	2003
Components of net periodic benefit cost:
Service cost	$174.0	$151.3
Interest cost	131.1	126.9
Expected return on Plan assets	(162.1)	(116.5)
Amortization of unrecognized net loss	11.8	21.7

Net periodic benefit cost	$154.8	$183.4

Contributions

Since MCV’s Plan is funded annually, no contributions have been made as of September 30, 2004. MCV expects to contribute approximately $.2 million to the Plans in December 2004.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At December 31, 2003, based upon FASB staff position, SFAS No. 106-1, “Employers Accounting for Postretirement Benefits Other Than Pensions,” MCV had elected to defer financial recognition of this legislation until the issuance of final accounting guidance. The final SFAS No. 106-2 was issued in second quarter 2004 and supersedes SFAS No. 106-1. MCV adopted SFAS No. 106-2 during the second quarter of 2004. The adoption of this standard had no impact to MCV’s financial position, because MCV does not consider its Plans to be actuarially equivalent. The Plans benefits provided to eligible participants are not annual or on-going in nature, but are a readily exhaustible, lump-sum amount available for use at the discretion of the participant.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(10)	PARTNERS’ EQUITY AND RELATED PARTY TRANSACTIONS

The following table summarizes the nature and amount of each of MCV’s Partner’s equity interest, interest in profits and losses of MCV at September 30, 2004, and the nature and amount of related party transactions or agreements that existed with MCV’s partners or affiliates as of September 30, 2004 and 2003, and for each of the nine month periods ended September 30 (in thousands):

Beneficial Owner, Equity Partner,	Equity
Type of Partner and Nature of Related Party	Interest	Interest	Party Transactions and Agreements	2004	2003
CMS Energy Company CMS Midland, Inc.	$421,252	49.0%	Power purchase agreements	$452,568	$392,056
General Partner; wholly-owned			Purchases under gas transportation agreements	7,000	11,952
subsidiary of Consumers Energy			Purchases under spot gas agreements	—	663
Company			Purchases under gas supply agreements	—	2,330
			Gas storage agreement	1,922	1,922
			Land lease/easement agreements	450	450
			Accounts receivable	50,787	40,753
			Accounts payable	3,754	2,915
			Sales under spot gas agreements	—	3,260
El Paso Corporation Source Midland Limited Partnership	$150,409	18.1%	Purchase under gas transportation agreements	9,471	9,853
(“SMLP”) General Partner; owned by			Purchases under spot gas agreement	—	610
subsidiaries of El Paso Corporation			Purchases under gas supply agreement	44,763	40,862
			Gas agency agreement	197	185
			Accounts payable	5,845	5,432
			Deferred reservation charges under gas purchase agreement	3,548	5,125
			Sales under spot gas agreements	—	3,474
			Gas supplier funds on deposit	—	409
El Paso Midland, Inc. (“El Paso Midland”)	90,246	10.9	See related party activity listed under SMLP.
General Partner; wholly-owned subsidiary of El Paso Corporation
MEI Limited Partnership (“MEI”)			See related party activity listed under SMLP.
A General and Limited Partner; 50% interest owned by El Paso Midland, Inc. and 50% interest owned by SMLP General Partnership Interest	75,208	9.1
Limited Partnership Interest	7,519	.9
Micogen Limited Partnership	37,600	4.5	See related party activity listed under SMLP.
(“MLP”) Limited Partner, owned subsidiaries of El Paso Corporation

Total El Paso Corporation	$360,982	43.5%

The Dow Chemical Company The Dow Chemical Company	$77,464	7.5%	Steam and electric power agreement	28,695	27,345
Limited Partner			Steam purchase agreement - Dow Corning Corp (affiliate)	3,144	2,926
			Purchases under demineralized water supply agreement	6,083	4,904
			Accounts receivable	3,336	2,956
			Accounts payable	676	805
			Standby and backup fees	567	547
Alanna Corporation Alanna Corporation	$1 (1)	.00001%	Note receivable	1	1

Limited Partner; wholly-owned subsidiary of Alanna Holdings Corporation
TOTAL PARTNERS’ EQUITY	$859,699	100.0%

Footnotes to Partners’ Equity and Related Party Transactions

(1)	Alanna’s capital stock is pledged to secure MCV’s obligation under the lease and other overall lease transaction documents.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the MPSC) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation of plant facilities including natural gas pipeline and storage facilities, Consumers’ ability to perform its obligations under the PPA and present or prospective wholesale and retail competition, among other factors. The business and profitability of MCV is also influenced by other factors such as pricing and transportation of natural gas, changes in accounting standards (such as accounting for derivative instruments and hedging activities) and environmental legislation/regulation. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.

(This space intentionally left blank.)

Operating Revenue Statistics:

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating Revenues	$166,195	$148,313	$485,400	$443,495
Capacity Revenue	$102,947	$102,518	$303,116	$302,895
PPA Contract Capacity (MW)	1,240	1,240	1,240	1,240
Billed PPA Availability	99.2%	98.5%	98.4%	98.5%
Electric Revenue	$59,365	$42,223	$168,483	$127,532
PPA Delivery as a Percentage of Contract Capacity	96.5%	64.7%	93.7%	66.9%
PPA, SEPA and Other Electric Deliveries (MWh)	2,646,551	1,916,885	7,649,295	5,843,804
Average PPA Variable Energy Rate ($/MWh)	$15.89	$15.71	$15.79	$15.72
Average PPA Fixed Energy Rate ($/MWh)	$3.99	$3.59	$3.86	$3.70
Steam Revenue	$3,883	$3,572	$13,801	$13,068
Steam Deliveries (Mlbs)	1,131,430	1,137,880	4,210,130	4,182,200

Comparison of the Three Months ended September 30, 2004 and 2003:

Overview:

For the third quarter of 2004, MCV recorded a net loss of $7.4 million, which includes a $.9 million mark-to-market loss. The mark-to-market loss is on long term gas contracts that began being marked-to-market, as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” MCV’s net loss for the third quarter of 2003 was $15.2 million, which included a $32.0 million mark-to-market loss on the long term gas contracts. The earnings increase for the third quarter of 2004 compared to 2003 of $7.8 million is the result of a $31.1 million favorable change in the long term gas contract mark-to-market value and lower interest expense. This increase was partially offset by increased net usage of natural gas from a higher electric dispatch, higher natural gas prices and the settlement with Alstom.

Operating Revenues:

For the third quarter of 2004, MCV’s operating revenues increased $17.9 million from the third quarter of 2003. This increase is due primarily to a higher electric dispatch under Forced Dispatch with Consumers.

Operating Expenses:

For the third quarter of 2004, MCV’s operating expenses were $150.8 million, which includes $108.2 million of fuel costs, including a $.9 million mark-to-market loss on certain natural gas contracts which contain optionality. During this period, MCV purchased approximately 26.0 Bcf of natural gas, and a net 1.9 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 24.1 Bcf at an average commodity cost of $3.97 per MMBtu. For the third quarter of 2003, MCV’s operating expenses were $138.0 million, which includes $97.9 million of fuel costs, including a $32.0 million mark-to-market net gain on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 17.9 Bcf of natural gas, and a net .9 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 17.0 Bcf at an average commodity cost of $3.21 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the third quarter of 2004 compared to 2003 increased by $10.3 million. This fuel cost increase was due to a $ 41.4 million increase from a combination of higher gas usage resulting from the increase in the electric dispatch and higher natural gas prices. Partially offsetting this increase was a $31.1 million favorable change in the mark-to-market value of the long term gas contracts with optionality.

For the third quarter of 2004, operating expenses other than fuel costs increased $2.5 million from the third quarter of 2003. This increase is primarily the result of the settlement with Alstom and the costs associated with the one-time voluntary severance program.

Other Income (Expense):

For the third quarter of 2004 compared to 2003, interest expense decreased due to a lower outstanding principal balance on MCV’s financing obligation.

Comparison of the Nine Months ended September 30, 2004 and 2003:

Overview:

For the first nine months of 2004, MCV recorded a net loss of $1.6 million, which includes a $4.7 million mark-to-market gain. The mark-to-market gain is on long term gas contracts that began being marked-to-market, as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” MCV’s net income for the first nine months of 2003 was $39.1 million, which included a $6.3 million mark-to-market loss on the long term gas contracts. The earnings decrease for the first nine months of 2004 compared to 2003 of $40.7 million is the result of increased net usage of natural gas from a higher electric dispatch, higher natural gas prices and the settlement with Alstom. This earnings decrease was partially offset by an $11.0 million favorable change in the long term gas contract mark-to-market value and lower interest expense.

Operating Revenues:

For the first nine months of 2004, MCV’s operating revenues increased $41.9 million from the first nine months of 2003. This increase is due primarily to a higher electric dispatch under Forced Dispatch with Consumers.

Operating Expenses:

For the first nine months of 2004, MCV’s operating expenses were $410.6 million, which includes $287.5 million of fuel costs, including a $5.9 million mark-to-market gain on certain natural gas contracts which contain optionality. During this period, MCV purchased approximately 72.0 Bcf of natural gas, and a net 2.1 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 69.9 Bcf at an average commodity cost of $3.69 per MMBtu. For the first nine months of 2003, MCV’s operating expenses were $322.4 million, which includes $202.6 million of fuel costs, including a $6.3 million mark-to-market net loss on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 55.1 Bcf of natural gas, and a net 2.5 Bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 52.6 Bcf of natural gas at an average commodity cost of $3.11 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the first nine months of 2004 compared to 2003 increased by $84.9 million. This fuel cost increase was due to a $97.1 million increase from a combination of higher gas usage resulting from the increase in the electric dispatch and higher natural gas prices. Partially offsetting this increase was an $11.0 million favorable change in the mark-to-market value of the long term gas contracts with optionality.

For the first nine months of 2004, operating expenses other than fuel costs increased $3.3 million from the first nine months of 2003. This increase is primarily the result of the settlement with Alstom and the costs associated with the one-time voluntary severance program.

Other Income (Expense):

For the first nine months of 2004 compared to 2003, interest expense decreased due to a lower outstanding principal balance on MCV’s financing obligation.

LIQUIDITY AND CAPITAL RESOURCES:

For the nine months ended September 30, 2004 and 2003, net cash generated by MCV’s operations was $51.1 million and $69.1 million, respectively. Included in MCV’s net cash generated for the period ended September 30, 2004 is $16.5 million of cash collateral paid to MCV, based upon the net amount of exposure on MCV’s long term natural gas contracts with counterparties. This collateral balance will vary with changes in market prices, credit provisions and various other factors. MCV’s cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next eleven years. During the nine months ended September 30, 2004 and 2003, MCV paid financing obligation requirements of $242.8 million and $208.9 million, respectively, as required under the Overall Lease Transaction.

MCV also has a $50 million working capital line (“Working Capital Facility”), which was renewed through a syndication in August 2003, to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are accumulated and depleted. In addition, earned receivables borrowing base can be affected by Consumers’ credit rating. The Working Capital Facility term currently expires on August 28, 2005. MCV did not utilize the Working Capital Facility during the first nine months of 2004, except for letters of credit associated with normal business practices. At September 30, 2004, MCV had $47.6 million available under its Working Capital Facility. As of September 30, 2004, MCV’s borrowing base was capped at the maximum amount available of $50 million and MCV had outstanding letters of credit in the amount of $2.4 million. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur in the near term.

MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations, available cash and investments not restricted for debt service requirements. Due to uneven scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls to the extent available for such purposes. These cash flow shortfalls are anticipated to be replenished unless Forced Dispatch continues for an extended period of time. See Item 2, “MD&A – Outlook: Energy Rates and Cost of Production.” As of September 30, 2004, there were approximately $217.6 million of cash reserves of which $137.8 million had been reserved for the debt portion of the financing obligation.

(This space intentionally left blank.)

Disclosure about Contractual Obligations:

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of September 30, 2004, MCV has the following contractual financial obligations and commitments:

	Payments Due by Period (1) (In Millions)
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Long term Debt (2)	$1,521.3	$—	$330.4	$301.8	$889.1

Unconditional Purchase Obligations (3)	$2,826.5	$103.3	$863.9	$728.0	$1,131.3
Other Long term Obligations (4)	212.4	8.5	33.4	21.6	148.9

Total Contractual Cash Obligations	$3,038.9	$111.8	$897.3	$749.6	$1,280.2

	Amount of Commitment Expiration Per Period
		Less Than	One to	Three to	More Than
Commercial Commitments	Total	One Year	Three Years	Five Years	Five Years
Working Capital Facility	$50.0	$50.0	$—	$—	$—

(1)	Payment periods represent calendar years beginning with January 1, 2004.

(2)	Represents expected cash payments, including interest.

(3)	Represents estimated minimum commitments under current long term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.

(4)	Represents the cost of current Facility maintenance service agreements and spare parts.

NEW ACCOUNTING STANDARDS:

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At December 31, 2003, based upon FASB staff position, SFAS No. 106-1, “Employers Accounting for Postretirement Benefits Other Than Pensions,” MCV had elected to defer financial recognition of this legislation until issuance of final accounting guidance. The final SFAS No. 106-2 was issued in second quarter 2004 and supersedes SFAS No. 106-1, which MCV adopted during this same period. The adoption of this standard had no impact to MCV’s financial position, because MCV does not consider its Plans to be actuarially equivalent. The Plans benefits provided to eligible participants are not annual or on-going in nature, but are a readily exhaustible, lump-sum amount available for use at the discretion of the participant.

OFF-BALANCE SHEET ARRANGEMENTS:

As part of MCV’s ongoing business, MCV does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2004, MCV was not involved in any unconsolidated SPE transactions.

OUTLOOK:

Results of operations are largely dependent on successfully maintaining availability of the Facility at or near Contract Capacity levels, the availability of natural gas and the level of energy rates paid to MCV relative to the cost of fuel used for generation.

Operating Outlook. During the first nine months of 2004, approximately 66% of PPA revenues were capacity payments under the PPA, which were billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 98.4% for the first nine months of 2004, 99.4% for 2003 and 98.8% for 2002. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers’ coal plants. However, MCV’s costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers’ coal plant operation and maintenance costs, MCV’s financial performance would be negatively affected. In addition, the extent to which the Facility is dispatched by Consumers can exacerbate the divergence between variable revenues and costs of production. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. Currently, MCV continues to purchase the majority of its natural gas requirements under long term fixed price gas contracts, with a smaller portion of gas purchased under long term market priced contracts and on the spot market. MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. MCV has entered into natural gas purchase and hedging arrangements with respect to expected gas needs not provided for under its long term fixed price gas contracts of approximately 92% in 2005, 75% in 2006 and 50% in 2007 based upon an economic dispatch level of approximately 79%. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices in future years, although high gas prices for an extended period of time will adversely affect operating results.

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources available to Consumers, resulting in an average dispatch (without dispatch reduction transactions) of approximately 79% from April 1998 through December 2003. Previously, the Facility was being dispatched on an uneconomic basis (relative to the cost of other energy resources) under the terms of the 915 MW settlement and the 325 MW settlement, averaging approximately 90% annual dispatch. In July 2000, in response to rapidly escalating natural gas prices and because Consumers electric rates were frozen, MCV entered into transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to a 915 MW settlement and a 325 MW settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). This Forced Dispatch has and will continue to negatively affect MCV’s financial performance in 2004 by approximately $40 million, based upon an annual average spot gas price of approximately $5.90/MMBtu. MCV expects this level of reduced earnings and cash shortfalls to continue beyond 2004, absent the establishment of a Dispatch Mitigation program.

On February 12, 2004, MCV and Consumers entered into a Resource Conservation Agreement (“RCA”), which, among other things, provides that Consumers will economically dispatch MCV, if certain conditions are met. Such dispatch is expected to reduce electric production from what is occurring under the Forced Dispatch, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The parties have entered into another agreement (the Reduced Dispatch Agreement (“RDA”)) implementing the terms of the RCA including the sharing of savings realized by not having to generate electricity. The RCA and RDA are subject to MPSC approval and MCV and Consumers must accept the terms of the MPSC order as a condition precedent to the RCA and RDA becoming effective. The MPSC has established a contested hearing schedule, which is expected to result in an MPSC order being issued no earlier than the fourth quarter of 2004. MCV cannot predict the outcome of the MPSC proceedings necessary to effectuate the RCA. MCV management cannot, at this time, predict the impact or outcome of these matters. Effective October 23, 2004, MCV and Consumers entered into an interim Dispatch Mitigation program for energy dispatch above 1100 MW up to 1240 MW of Contract Capacity under the PPA. This program, which is structured very similarly to the RCA and RDA, can be terminated by either party upon 30 days written notice. MCV estimates that this interim program will result in net savings of approximately $2 million for the remainder of 2004.

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

Two significant issues that will affect MCV’s future financial performance are the price of natural gas and the MPSC’s decision in 2007 or beyond related to the recovery of PPA charges. Natural gas prices have historically been volatile and presently there is no consensus among forecasters on the price or range of future prices of natural gas. Even with an approved RCA and RDA, if gas prices continue at present levels or increase, the economics of operating the Facility may be adversely affected. MCV continues to monitor and participate in these industry restructuring matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.

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

Derivative Instruments. As discussed in Item 1, “Condensed Notes to Unaudited Consolidated Financial Statements – Note 2, Risk Management Activities and Derivative Transactions – Natural Gas Supply Contracts,” MCV adopted SFAS No. 133, which establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative’s gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Should significant changes in the level of Facility operational dispatch or purchases of long term gas occur, MCV would be required to re-evaluate its accounting treatment for these long term gas contracts. This re-evaluation may result in recording mark-to-market activity on some contracts, which could add to earnings volatility. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. Since April 2002, MCV has recorded an additional mark-to-market gain of $21.5 million for these gas contracts. The cumulative mark-to-market gain through September 30, 2004 of $79.6 million is recorded as a current and non-current derivative asset on the balance sheet. These assets will reverse over the remaining life of these contracts, ranging from 2004 to 2007.

Property Taxes. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2004 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2004 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several orders correcting errors in the initial decision (together the “MTT Decision”). MCV management has estimated that the MTT Decision will result in a refund to MCV for the tax years 1997 through 2000 of approximately $35 million in taxes plus $9 million of interest as of September 30, 2004. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $15.5 million of deferred expenses) in earnings at this time.

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

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV’s short-term investments approximate fair value because of the short term maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held to maturity and as of September 30, 2004, have original maturity dates of approximately one year or less. As of September 30, 2004, MCV does not have any outstanding interest rate hedges.

For MCV’s financing obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement:

	Expected Maturity In
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Debt:
Long term Debt Fixed
Rate (in millions)	$—	$174.4	$156.0	$150.9	$150.9	$889.1	$1,521.3	N/A
Avg. Interest Rate	—	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%

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

The following table provides information about MCV’s futures contracts, option contracts and OTC swap transactions that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from October 2004 to December 2009. The table presents the carrying amounts and fair values at September 30, 2004:

	Carrying Value with
	Expected Maturity in
	2004/2007	Fair Value
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	4,574	—
Weighted Average Price Long (per MMBtu)	$5.032	$6.599
Contract Amount ($US in Millions)	$230.2	$301.9

	Carrying Value with
	Expected Maturity in
	2005/2009	Fair Value
NYMEX Commodity Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	3,487	—
Weighted Average Price Long (per 10,000 MMBtu)	$4.582	$5.194
Contract Amount ($US in Millions)	$159.8	$181.1

	Carrying Value with
	Expected Maturity in
	2004/2005	Fair Value
Canadian (AECO) Basis Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	409	—
Weighted Average Price Long (per 10,000 MMBtu)	($0.738)	($0.867)
Contract Amount ($US in Millions)	($3.0)	($3.5)

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

(This space intentionally left blank.)

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

Property Taxes

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2004 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2004 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several orders correcting errors in the initial decision (together the “MTT Decision”). MCV management has estimated that the MTT Decision will result in a refund to MCV for the tax years 1997 through 2000 of approximately $35 million in taxes plus $9 million of interest as of September 30, 2004. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $15.5 million of deferred expenses) in earnings at this time.

NOx Allowances

The United States Environmental Protection Agency (“US EPA”) has approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate NOx budget and allowance trading program administered by the US EPA. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which for 2004 is from May 31 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV estimates that it will have excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program belong, at least in part, to Consumers. MCV initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of September 30, 2004, MCV has sold 1,200 tons of 2004 NOx allowances for $2.7 million, which is recorded in “Accounts payable and accrued liabilities”, pending resolution of ownership of these credits.

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

MCV has declared all duct burners as unavailable for operational use and is assessing the duct burner issue and has begun other corrective action to address the DEQ’s assertions. MCV disagrees with certain of the DEQ’s assertions. MCV filed responses to these DEQ letters in August 2004. The DEQ has not imposed a fine or penalty at this time but may do so in the future. At this time, MCV management cannot predict the financial impact or outcome of these issues.

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

b.) Reports on Form 8-K

Current Report, dated September 1, 2004, containing Item 5.02, “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers,” reporting on the voluntary separation of three of MCV’s officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDLAND COGENERATION VENTURE
LIMITED PARTNERSHIP
(Registrant)

Dated: November 2, 2004	/s/James M. Kevra
James M. Kevra
President and Chief Executive Officer

Dated: November 2, 2004	/s/James M. Rajewski
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