Form 10-K
period 2004-12-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2005-03-01
CIK 869905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

MCV faces several major issues crucial to its future success. These issues, briefly summarized here, are discussed more fully in the sections cross referenced below:

Electric Industry Restructuring. At both the state and federal level, efforts continue to restructure the electric industry. In 1997 and 1998, the Michigan Public Service Commission (“MPSC”) entered a series of orders, permitting customers to choose their power provider over a four-year phase-in period which started in 1999 (“Restructuring Orders”) (these orders are further described in Item 1, Section F, “Regulation – Michigan Electric Industry Restructuring Proceedings”). In addition, Michigan enacted restructuring legislation in June 2000. A significant issue to MCV is the potential for future regulatory denial of recovery by Consumers from its customers of above market costs Consumers pays MCV under the parties’ Power Purchase Agreement (“PPA”). Over 90% of MCV’s revenues come from sales pursuant to the PPA. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying Consumers’ recovery of above-market PPA costs, MCV’s cash flows may be negatively impacted, especially after 2007. See Item 1, Section F, “Regulation — Michigan Electric Industry Restructuring Proceedings and Federal Electric Industry Restructuring,” Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Outlook — Michigan Electric Industry Restructuring Proceedings and Federal Electric Industry Restructuring”, and Notes to Consolidated Financial Statements, Note 1, “The Partnership and Associated Risks.”

Energy Rate and Cost of Production. Since 1990, MCV has experienced an overall reduction in the energy charges it is paid for electricity under the PPA, primarily due to declining coal costs at Consumers’ generating plants. In addition, MCV’s costs associated with production of electricity have continued to rise. These circumstances have negatively affected MCV’s cash flow. While MCV has the majority of its expected natural gas needs under contract for the next several years, sustained periods of high market gas prices could adversely affect MCV’s earnings and cash flow. See Item 1, Section F, “Regulation — MPSC and Other Proceedings Relating to Capacity and Energy Charges,” Item 1, Section D, “Contracts — Gas Supply Agreements,” Item 1, Section H, “Overall Lease Transaction,” and Item 7, “MD&A — Liquidity and Capital Resources.” In addition, MCV has credit exposure to suppliers who have entered into fixed price natural gas contracts with MCV. To the extent that the aforementioned suppliers fail to deliver natural gas under their fixed price contracts which are not backed by credit support requirements, and the cost to replace such gas is in excess of the contract rate, MCV could experience higher natural gas prices in the future. See Item 1, Section D, “Contracts — Credit Support Requirements for MCV’s Gas Arrangements.”

D.	Contracts

MCV’s material contracts are the PPA, which provides for the sale to Consumers of electric capacity and related energy; the Resource Conservation Agreement with Consumers (“RCA”) and related Reduced Dispatch Agreement (“RDA”), which together provide, among other things, for the economic dispatch of the Facility; the Steam and Electric Purchase Agreement with Dow (“SEPA”), which provides for the sale of steam and electricity to Dow; the Steam Purchase Agreement with DCC (“SPA”), which provides for the sale of steam to DCC; gas supply, storage and transportation contracts with a number of companies; an agreement covering gas turbine inspection services and spare parts with General Electric International, Inc. (“GEII”); and an agreement covering steam turbine inspection services and parts with General Electric Company (“GE”). MCV’s interests in all the foregoing contracts, except the RCA/RDA, SPA, GEII agreement and the GE agreement, have been assigned to the Owner Trustees, which in turn subassigned such contracts to MCV and granted a security interest in such contracts to the Note Trustees. See Item 1, Section H, “Overall Lease

Transaction.” The following is intended to summarize briefly certain provisions of such contracts and is qualified in its entirety by reference thereto.

Power Purchase Agreement

Under the PPA, Consumers contracted to purchase 1240 MW/hour of the Facility’s electric capacity (the “Contract Capacity”) until March 15, 2025 and thereafter subject to yearly extensions that are automatic in the absence of a termination notice from either party. In allocating the available electrical output of the Facility, MCV must first satisfy Dow’s requirements under the SEPA before supplying power to Consumers under the PPA.

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

Under the PPA, if requested by Consumers, MCV must provide assurances that it has adequate gas supplies under contract to generate at least 60% of the maximum annual output of Contract Capacity for each succeeding five-year period. MCV believes it has adequate gas supplies under contract to satisfy its current

PPA fuel assurance requirements. If MCV is unable to provide these continuing assurances, Consumers is entitled to withhold in a separate escrow fund a portion of capacity charges until these assurances are provided. The portion of such capacity charges is a function of the percentage of unmet fuel needs and an increasing factor based on the number of consecutive months that capacity charges have been withheld. Assuming a 3.77 cents per kWh capacity charge, the maximum capacity charges, which could be withheld and escrowed under this provision, are as follows:

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

MCV is obligated to have the Facility inspected at least once each year by a consulting engineer selected by it from a list of engineering firms approved by Consumers. The annual inspection includes, at a minimum, all equipment, structures, operating procedures and maintenance practices necessary for the generation and delivery of energy to Consumers. Upon completion of an annual inspection, the consulting engineer must promptly issue a written report. Any recommendations in this report regarding equipment, structure and maintenance practices, which have been approved by MCV’s management, must be implemented within a specified period of time. In its April 2004 report, Cummins & Barnard, Inc., the consulting engineer, found no specific issues that MCV should take under advisement or act upon. With regard to the most recent inspection, MCV expects to receive the report by the end of April 2005 and does not anticipate any substantial problems or requirements for plant modifications.

In 1997, Consumers informed MCV of several potential payment issues it would pursue, pursuant to the “regulatory out” and other provisions of the PPA. The issues relate to Consumers’ special contract customers, pricing of the energy delivered during off-peak ramp hours (when MCV adjusts its output to match Consumers’ dispatch), energy delivered in the band width (energy delivered above dispatch, within certain limits) and the use of approximately 15 MW of generating capacity and energy attributable to the back pressure turbine, which was placed into service in July 1997, towards available Contract Capacity or electric deliveries under the PPA. Consumers took a similar position on the incremental energy and capacity resulting from MCV’s installation of 11NM upgrade packages on the GTGs. MCV and Consumers entered into a settlement agreement (“Settlement Agreement”), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement) all of these issues and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts’ decision which may affect those issues or payments. The Settlement Agreement also provides that, notwithstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW (“98.5% cap”) on a calendar-year basis for the term of the PPA regardless of any MPSC or the reviewing courts’ decision, which may affect this issue or payment. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the “regulatory out” provision to reduce capacity payments to MCV based upon the “availability caps” of 88.7% of the 1240 MW (both on and off peak) of Contract Capacity as provided for in the 915 MW Settlement and the 325 MW Settlement. See Item 1, Section F, “Regulation — MPSC and Other Proceedings Relating to Capacity and Energy Charges.” The Settlement Agreement has not materially affected MCV’s earnings and cash flows.

During 2004, Consumers declared four system emergencies. The Facility was fully available during these periods, but Consumers has not paid $272,437 of available capacity and fixed energy costs associated with these emergencies. MCV is disputing whether these instances constitute emergencies as defined in the PPA. MCV management cannot predict the outcome of this issue.

MCV currently delivers its electric power to purchasers through transmission lines owned and operated by Michigan Electric Transmission Company, LLC, an enterprise of Trans-Elect, Inc. (“Trans-Elect”). Such lines were previously owned by Consumers. MCV and Consumers previously entered into the Facilities Agreement which provides for transmission service of excess capacity and energy available at the Facility. The sale of the transmission facilities to Trans-Elect does not change, in any respect, the contractual relationship and obligations of Consumers under the Facilities Agreement. Trans-Elect is serving as Consumers’ agent to perform Consumers’ obligations under the Facilities Agreement.

The RCA and RDA

In July 2000, in response to rapidly escalating natural gas prices, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). In 2004, MCV and Consumers entered into the RCA and RDA, which provide that Consumers will economically dispatch MCV subject to availability of other generation resources, gas prices and power market prices. Such dispatch is expected to reduce electric production from the Facility, as well as decrease gas consumption. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. Savings realized by not having to generate electricity are first paid to Consumers for the difference between MCV and replacement power costs, next funding $5 million annually for renewable energy program(s) established for Consumers by the MPSC and the remaining savings are split evenly by the parties. The RCA/RDA do not amend the PPA, but provide for administration of certain features of the PPA including continuing assurances of gas supply under contract and annual minimum deliveries. The economic dispatch under RCA/RDA is above certain minimum dispatch levels (not to exceed 550 MW) specified by MCV. The RCA/RDA are for the term of the PPA but both parties may terminate the RCA/RDA under certain conditions set forth in those agreements. The RCA and RDA were approved by an order of the MPSC on January 25, 2005 and MCV and Consumers accepted the terms of the MPSC order making the RCA and RDA effective as of January 27, 2005. This MPSC order is subject to appeal by other parties. MCV management cannot predict the outcome of any such appeal.

Steam and Electric Power Agreement; Related Dow Agreements

SEPA. Pursuant to the SEPA, Dow has agreed to purchase steam from the Facility for an initial term of 25 years from the Commercial Operation Date and to purchase electricity from the Facility for 15 years (any electricity to be purchased thereafter at Dow’s option, although MCV remains obligated to make certain amounts of electricity available for an additional 10 years). In 2004, Dow notified MCV that it was extending its option to take electricity through 2008. The SEPA is subject to automatic extensions for up to 10 additional years after its 25-year term in the absence of a three-year notice of termination from either party.

In any year, MCV is not obligated to deliver more than 691,900 pounds of steam per hour and 60 MW of electricity on an annual average basis except as Dow may increase its entitlement as discussed below. Dow has agreed to take, at a minimum, as much steam as is necessary for the Facility to retain its QF status under the FERC regulations in effect on November 1, 1986 (which regulations have not been revised in relevant part in any material respect). However, Dow’s obligation with respect to minimum annual steam purchases is subject to reduction for certain amounts supplied by the Standby Facilities (defined below) owned by Dow and less 50% of amounts purchased by any other steam customers of MCV under contract of at least one year and is binding only for the initial 25-year term of the SEPA.

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

In order to assure reliable steam for the Dow plant, Dow owns and maintains standby facilities, which are not part of the Facility (the “Standby Facilities”). MCV pays Dow $350,000 per year to maintain these Standby Facilities. This fee is subject to the same indexing adjustments each quarter as the base steam charge. In addition, the fee charged by Dow for each use of the Standby Facilities, necessitated when MCV fails to deliver steam under the SEPA is $150,000.

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

MCV has a portfolio of long term natural gas purchase contracts (contracts that provide for gas purchases for a term of greater than one year), having remaining terms of 1 to 9 years, with U.S. and Canadian suppliers for an annual average maximum supply of natural gas for 2005 of 238,531 million British thermal units (“MMBtu”)/day. As of January 1, 2005, no single gas contract accounts for more than 17.8% of MCV’s portfolio, though, El Paso Corporation (“El Paso”) and its subsidiaries now account for 38.8% of MCV’s portfolio. Gas contracts with U.S. suppliers provide for a 2005 annual average purchase of 173,336 MMBtu/day, while gas contracts with Canadian suppliers provide for the purchase of 65,195 MMBtu/day. In addition to purchasing natural gas under long term contracts, MCV also purchases gas under short term (“spot”) agreements for a term of less than one year. During 2004, MCV’s gas purchases were supplied 85% from long term gas contracts and 15% from spot gas contracts.

MCV Gas Under Contract
Annual Average For Each Year
Maximum Daily Quantity (MMBtu/Day)

Year	Fixed Price	Indexed Price	Floating Price	Total
2005	80,000	61,695	96,836	238,531
2006	74,164	59,156	105,345	238,665
2007	54,329	16,000	156,367	226,696
2008	46,000	7,500	137,000	190,500
2009	36,000	7,500	135,329	178,829
2010	36,000	7,500	109,151	152,651
2011	36,000	4,863	62,000	102,863
2012	32,667	2,667	43,500	78,834
2013	—	—	3,395	3,395

The pricing for the above contracted volumes are defined as follows:

Fixed Price	Individual contracts utilize either a fixed price through life of contract or a fixed price with fixed escalator.
Indexed Price	Individual contracts utilize either a fixed price with an escalator tied to the energy index based on Consumers’ charges under the PPA or an amount based on a combination of a fixed with escalator and fixed with energy escalator.

Floating Price Mercantile	A price tied to (1) the Henry Hub gas contract on the New York Exchange for the month gas is purchased or (2) the Alberta, Canada price as published in the Canadian Gas Price Reporter.

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

Most U.S. long term gas contracts provide that MCV has the right to terminate upon 20 days’ written notice if the supplier, for any reason other than force majeure, fails to provide a specific percentage of the requested volumes of gas for a period of at least 120 consecutive days. MCV may terminate two other U.S. long term gas contracts upon 30 days’ written notice if the producer, for any reason, including force majeure, fails to deliver 500 MMBtu/day for a period of four consecutive months.

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

The Canadian contracts establish minimum annual takes under the contracts that range from 87% to 100% of the stated MDQ. Generally, under the contracts that require less than 100% takes, MCV is contractually required to make a deficiency payment, which could range from a partial percentage to a full percentage of the Commodity Charge multiplied by the deficiency take; however, some contracts provide MCV the opportunity to reduce such deficiency payment by taking gas in excess of the MDQ during the following year. Generally, under the contracts that require 100% daily takes, MCV is required to pay the supplier for any unexcused deficiencies, which amount is calculated as the sum of (i) the daily deficiency multiplied by the positive price differential between market and contract prices and (ii) the Demand Charge accessed by transporter.

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

Credit Support Requirements for MCV’s Gas Arrangements. Many of MCV’s gas supply contracts have credit support requirements that can be triggered by changes in the financial condition of MCV or the gas supplier, price changes in the forward gas market or the quantity of gas purchases. As of December 31, 2004, MCV is supplying credit support to two gas suppliers; one in the form of a letter of credit in the amount of $2.4 million; and cash on deposit with the other in the amount of $7.3 million. As of December 31, 2004, MCV was holding letters of credit totaling $208.6 million from two gas suppliers as collateral support for specific MCV long term gas agreements of which $184.0 million is a letter of credit from El Paso, a related party. In addition, as of December 31, 2004, MCV is holding $19.6 million of cash on deposit from two of MCV’s brokers.

A number of MCV’s gas supply agreements have parent guarantees that are supplied by the corporate parents of the entity that is a party to the MCV gas contract. The MCV Partners guarantee none of MCV’s gas supply agreements.

MCV hedges gas with NYMEX contracts that have both initial and variation margin requirements. As of December 31, 2004, MCV held 3,769 NYMEX contracts and had margin requirements of $24.5 million to support the acquisition of the aforementioned NYMEX contracts. These requirements were supported by the unrealized gains on the open positions.

MCV also hedges gas with NYMEX commodity swaps and Alberta Energy Company (“AECO”) basis swaps. As of December 31, 2004, MCV had positions totaling 34.6 bcf of NYMEX commodity swaps and 2.3 bcf of AECO basis swaps in place. These contracts have credit support requirements that can be triggered by changes in the financial condition of MCV or the counterparty and price changes in the forward gas market. As of December 31, 2004, MCV had credit requirements of $9.7 million to support the acquisition of the aforementioned swap arrangements. These requirements were supported by the unrealized gains on the open positions.

In addition, MCV also has credit support requirements in connection with its gas transportation contracts. The present tariff provisions in MCV’s gas transportation contracts provide that credit support can be required based on the credit worthiness of the holder of the contract. As of December 31, 2004, MCV had not been required to provide any credit support for its gas transportation contracts.

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

MCV has a long term transportation arrangement with Consumers’ connecting pipelines which link the Facility and its own pipeline to Consumers’ interstate pipelines. Michigan gas produced by suppliers is currently transported to Consumers’ pipeline system by the supplier under contracts the suppliers have with MichCon Gathering Company (previously Michigan Consolidated Gas Company) (“MichCon”), on the MichCon pipeline system in northern Michigan.

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

MCV has also entered into a gas storage agreement with Consumers for the underground storage of eight billion cubic feet of gas in exchange for delivery to Consumers of 1.75% of the gas placed in storage (for fuel) and the payment by MCV to Consumers of an annual storage service charge of 32.04 cents per MMBtu times the eight billion cubic feet of storage service provided. Consumers is obligated to provide deliveries from storage up to a rate of 120,000 MMBtu/day, subject to certain restrictions relating to levels of storage gas maintained in inventory by MCV. This storage capability allows MCV to meet fluctuating daily operating requirements and to take advantage of opportunities to make spot purchases during periods of the year when gas prices are favorable.

Gas Turbine Service Agreements

Under a service agreement between MCV and Alstom, as amended, (the “Service Agreement”), Alstom sold MCV spare parts for the GTGs and provides qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV’s request. The Service Agreement, commenced on January 1, 1990, and was terminated for cause by MCV in February 2004. Alstom disputed MCV’s right to terminate for cause. The parties settled the dispute and the agreement terminated in February 2004.

MCV has a maintenance service and parts agreement with GEII, effective December 31, 2002 (“GEII Agreement”). GEII is providing maintenance services and hot gas path parts for MCV’s twelve GTGs including an initial set of spare parts, providing qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs and to repair the GTGs at MCV’s request. The GEII Agreement covers four rounds of major GTG inspections, which are expected to be completed by 2015. MCV is to make monthly payments over the life of the contract totaling approximately $207 million (subject to escalations based on defined indices). The GEII Agreement can be terminated by either party for cause or convenience. Should termination for convenience occur, a buy out amount will be paid by the terminating party with payments ranging from approximately $19.0 million to $.9 million, based upon the number of operating hours utilized since commencement of the GEII Agreement.

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

E.	Employees

As of March 1, 2005, MCV had 113 employees. Fifty-three of MCV’s employees are members of the Utility Workers Union of America, AFL-CIO Local 564 (the “Union”), and are subject to the terms of a collective bargaining agreement between MCV and the Union. MCV and the Union signed a five-year agreement effective March 1, 2004, with a wage reopener in each of the last two years. In July 2004, MCV announced a Voluntary Severance Program (“VSP”) for all employees (union and non-union employees), subject to certain eligibility requirements. The VSP entitled participating employees, upon termination, to a lump sum payment, based upon number of years of service up to a maximum of 52 weeks of wages. Nineteen employees elected to participate in the VSP. MCV believes that its relationship with its employees is good.

F.	Regulation

Introduction

MCV and the Facility are not subject to most state and federal public utility laws and regulations. The following is a discussion of the principal regulatory proceedings and issues which could have an impact on MCV and/or the Facility.

QF Certification

In order to be a QF under PURPA and to maintain this status, not more than 50% of the “equity interest” in a facility may be owned by electric utilities or their affiliates. In addition, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input) of at least 45% (the “Efficiency Percentage”). However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the required Thermal and Efficiency Percentages have been achieved. During 2004, a Thermal Percentage of 15.6% and an Efficiency Percentage of 47.6% were achieved.

The Facility’s QF certification by FERC became effective when portions of the Facility were first synchronized to Consumers’ system in June 1989. As the operator of a QF, MCV (and the Facility) are exempt from various provisions of the FPA and the 1935 Act and from certain state laws and regulations respecting rate, financial and organizational regulation of public utilities. On January 31 and March 1, 1990, FERC recertified the Facility as a QF in the context of an ownership structure in which MCV owns the Facility and in the context of a leveraged lease transaction in which the Facility is owned by Owner Trustees on behalf of institutional investors and operated by MCV. In 1997, 1998, 2000, 2001 and 2003, MCV filed Notices of Self-Recertification with the FERC to reflect changes in the configuration and equipment of the Facility, and changes in MCV Partnership ownership (which changes did not result in a change in the percentage of utility ownership). See Item 7, “MD&A — Outlook — Maintaining QF Status.”

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

Energy charges payable by Consumers under the PPA are separate and distinct from the capacity charge in that no 17-1/2 year protection against the exercise of the “regulatory out” provision for energy charges is provided for in the PPA. Although prior approval of energy charges is not required or provided for under Michigan law, the MPSC has asserted the authority to disallow Consumers’ recovery of a portion of such energy charges paid to MCV. Any disallowance by the MPSC of Consumers’ ability to recover energy charges from its customers could, pursuant to the “regulatory out” provision of the PPA, result in a reduction or refund of the fixed and variable portions of the energy charge under the PPA.

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

In 1995, Consumers and the MPSC staff asked the MPSC to approve a settlement agreement (“325 MW Settlement”) which proposed recovery by Consumers from its ratepayers of an additional 325 MW of capacity purchased from MCV beginning January 1, 1996 through the term of the PPA. The costs recovered for this 325 MW of MCV Contract Capacity was essentially the same as the 915 MW Settlement already approved by the MPSC after a phase in of the capacity rate between 1996 and 2004 including the same “availability caps” as the 915 MW Settlement. On November 14, 1996, the MPSC approved, with modifications not material to MCV, the 325 MW Settlement effective January 1, 1996 (“325 MW Settlement”).

In 1999, MCV and Consumers entered into a settlement agreement (“Settlement Agreement”), which resolves (for the various time periods specified in the Settlement Agreement) disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts’ decision which may affect those issues or payments. The Settlement Agreement also provides that, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW (“98.5% cap”) on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts’ decision, which may affect this issue or payment. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the “regulatory out” provision to reduce capacity payments to MCV based upon the “availability caps” of 88.7% of the 1240 MW (both on and off peak) of contract capacity as provided for in the 915 MW Settlement and the 325 MW Settlement. The Settlement Agreement has not materially affected MCV’s earnings and cash flows.

In July 2000, in response to rapidly escalating natural gas prices and since Consumers electric rates were frozen, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to the 915 MW Settlement and the 325 MW Settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). In 2004, MCV and Consumers entered into the RCA and RDA which, among other things, provide that Consumers will economically dispatch MCV, if certain conditions are met. Such dispatch is expected to reduce electric production from what would have occurred under the Forced Dispatch, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA and RDA provide for the sharing of savings realized by not having to generate electricity. See Item 1, Section D, “Contracts — The RCA and RDA.”

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

Federal Electric Industry Restructuring

FERC has jurisdiction over wholesale energy sales and is moving towards “market” based pricing of electricity as opposed to traditional cost-based pricing. FERC also has jurisdiction over the interstate transmission of electricity, including rates. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In addition, federal energy legislation is proposed from time to time with various provisions which could impact MCV. FERC decisions and/or federal legislation could impact MCV in selling and transmitting electricity in the wholesale market. MCV management cannot predict the impact that FERC decisions or federal legislation may have on MCV’s business, if any, at this time.

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

On July 12, 2004, the Michigan Department of Environmental Quality (“DEQ”), Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its Air Use Permit to Install No. 209-02 (“PTI”) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. On July 13, 2004, the DEQ, Water Division, issued MCV a “Notice Letter” asserting MCV violated its National Pollutant Discharge Elimination System Permit by discharging heated process waste water into the storm water system, failure to document inspections, and other minor infractions (“alleged NPDES violations”). MCV has declared all duct burners as unavailable for operational use (which reduces the generation capability of the Facility by approximately 100 MW) and is assessing the duct burner issue and has begun other corrective action to address the DEQ’s assertions. MCV disagrees with certain of the DEQ’s assertions. MCV filed responses to these DEQ letters in August 2004. On December 13, 2004, the DEQ informed MCV that it was pursuing an escalated enforcement action against MCV regarding the alleged violations of MCV’s PTI. The DEQ also stated that the alleged violations are deemed federally significant and, as such, placed MCV on the United States Environmental Protection Agency’s High Priority Violators List (“HPVL”). The DEQ and MCV are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove MCV from the HPVL. Any such settlement is likely to involve a fine, but the DEQ has not, at this time, stated what, if any, fine they will seek to impose. At this time, MCV management cannot predict the financial impact or outcome of these issues, however, MCV believes it has resolved all issues associated with the alleged NPDES violations and does not expect any further MDEQ actions on this NPDES matter.

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

Each purchase of an undivided interest in the Facility by an Owner Trustee and the lease of such undivided interest back to MCV constitutes a separate transaction (each, a “Lease Transaction”). The undivided interests are in varying “undivided interest percentages” ranging from approximately 4.4% to 75.5%. Each Lease Transaction was effected through separate, but substantially identical, documents relating to a particular undivided interest, including a Trust Agreement pursuant to which the Owner Participant established the Owner Trust with the Owner Trustee and authorized the Owner Trustee to hold title to its undivided interest on its behalf and lease the same to MCV (each a “Trust Agreement”), a Participation Agreement pursuant to which MCV, the Owner Participant, the Owner Trustee and the various other parties to such Lease Transaction agreed to the terms and conditions thereof (each, a “Participation Agreement”), a Lease Agreement pursuant to which the Owner Trustee leases the undivided interest to MCV (each, a “Lease”) and two separate Trust Indentures pursuant to which the Owner Trustee issued Senior Notes (as defined in this Item 1, Section I, “Overall Lease Transaction — The Lease Funding”) (each, a “Senior Note Indenture”) and Subordinated Notes (as defined in this Item 1, Section H, “Overall Lease Transaction — The Lease Funding”) (each, a “Subordinated Note Indenture” and, together with the Senior Note Indentures, the “Note Indentures”). The Bank of New York (formerly known as United States Trust Company) and Wachovia Bank National Association (formerly known as First Union National Bank) are note trustees under the Senior Note Indenture and the Subordinated Note Indenture, respectively (the “Note Trustees”). There is a single Collateral Agency and Intercreditor Agreement (the “Intercreditor Agreement”), executed by the Owner Trustees, MCV, the Note Trustees, the Working Capital Lender (as defined below) and U.S. Bank National Association as collateral Agent (the “Collateral Agent”), which provides for the creation and maintenance of certain reserves, the deposit of all revenues generated by the operation of the Facility, the payment of operating expenses, and the distribution of remaining revenues according to the priorities set forth therein to or for the account of the Working Capital Lender, the Note Trustees, the Owner Trustees, MCV and the affiliates of certain Partners. MCV currently has arranged for a $50 million annual working capital line (the “Working Capital Facility”) with a syndicate of banks (the “Working Capital Lender”). As security for its obligation to repay advances made under the Working Capital Facility, MCV has granted to the Working Capital Lender a first priority security interest in certain receivables earned by MCV through the sale of electricity, electric generating capacity, natural gas, or steam to third parties, including Dow, Consumers and DCC (the “Earned Receivables”) and in MCV’s natural gas inventory (the “Natural Gas Inventory”). Payments due under the Working Capital Facility are direct obligations of MCV and will in general have a priority in payment over payments under the Leases (and thus on the Notes (see Item 1, Section H, “Overall Lease Transaction — The Lease Funding”) and the Bonds).

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

The Lease Funding

Each Owner Trustee financed the purchase of its undivided interest in the Facility through a combination of equity invested by its related Owner Participant ($556,320,000 in the aggregate) and debt incurred through the issuance of nonrecourse notes by the Owner Trustee under the related Note Indentures, consisting of senior secured notes ($1,200,000,000 in the aggregate) (the “Senior Notes”) and subordinated secured notes ($567,180,000 in the aggregate) (the “Subordinated Notes,” and together with the Senior Notes, the “Notes”). In order to facilitate the sale of this debt (other than the debt evidenced by the Subordinated Notes pledged to secure the Tax-Exempt Bonds) (as defined below), two funding corporations were established. Midland Funding Corporation I was established for the purpose of issuing various series of senior bonds (the “Senior Bonds”), each series secured by a pledge of the corresponding series of Senior Notes issued by the five Owner Trustees. Midland Funding Corporation II was established for the purpose of issuing various series of subordinated bonds (the “Subordinated Bonds” and, together with the Senior Bonds, the “Bonds”), each series secured by a pledge of the corresponding series of the Subordinated Notes issued by the five Owner Trustees. These pledged Subordinated Notes are secured proportionally with the Subordinated Notes pledged to secure the Tax-Exempt Bonds issued by the Tax-Exempt Issuer (as defined below). The use of the funding corporations facilitated the sale of debt by permitting the offer and sale of three series of Senior Bonds and two series of Subordinated Bonds, each secured equally and ratably by the corresponding series of Notes issued by each of the five Owner Trusts, thus eliminating the need to offer a greater number of separate series of Notes to the investor. In addition, the use of a corporate obligor facilitated compliance with certain investment laws by certain institutional purchasers of the Senior and Subordinated Bonds. The aggregate principal amount, maturity date, interest rate, redemption provisions and other material terms of each series of the Bonds were identical to those of the Notes pledged as security therefore. The Senior Bonds were retired in July 2002. As of February 28, 2005, there remains outstanding approximately $556.3 million of equity invested by the Owner Participants and $392.0 million of Subordinated Bonds.

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

Pursuant to the Intercreditor Agreement, a reserve account has been created for the benefit of the holders of the Notes, which had been initially funded with $90 million in cash (the “Reserve Account”). The Intercreditor Agreement sets forth circumstances under which amounts in the Reserve Account are to be maintained at not less than $40 million, will be adjusted to equal the lesser of $137 million or the debt portion of basic rent under the Leases payable on the next succeeding basic rent payment date, and limited circumstances under which no more than $10 million contained therein may be withdrawn therefrom to provide working capital. As of December 31, 2004, MCV had funds of $138.2 million in the Reserve Account. Excess funds in the Reserve Account are periodically transferred to MCV.

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

Item 3. LEGAL PROCEEDINGS

Property Taxes

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2004 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2004 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several orders correcting errors in the initial decision (together the “MTT Decision”). MCV management has estimated that the MTT Decision will result in a refund to MCV for the tax years 1997 through 2000 of at least approximately $35.3 million in taxes plus $9.6 million of interest as of December 31, 2004. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $16.1 million of deferred expenses) in earnings at this time.

NOx Allowances

The United States Environmental Protection Agency (“US EPA”) has conditionally approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate, NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which for 2004 was from May 31 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV estimates that it will have excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. As of December 31, 2004, MCV has sold 1,200 tons of 2004 allowances for $2.7 million, which has been recorded as a liability pending resolution of ownership of these credits. MCV management cannot predict the outcome of this issue.

Michigan Department of Environmental Quality Enforcement Action

On July 12, 2004, the Michigan Department of Environmental Quality (“DEQ”), Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its Air Use Permit to Install No. 209-02 (“PTI”) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format.

MCV disagrees with certain of the DEQ’s assertions. On December 13, 2004, the DEQ informed MCV that it was pursuing an escalated enforcement action against MCV regarding the alleged violations of MCV’s PTI. The DEQ also stated that the alleged violations are deemed federally significant and, as such, placed MCV on the United States Environmental Protection Agency’s High Priority Violators List (“HPVL”). The DEQ and MCV are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove MCV from the HPVL. Any such settlement is likely to involve a fine, but the DEQ has not, at this time, stated what, if any, fine they will seek to impose. At this time, MCV management cannot predict the financial impact or outcome of this issue.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

Item 6. SELECTED FINANCIAL DATA

		(Dollars in Thousands)
Years Ended December 31,	2004	2003	2002	2001	2000

STATEMENT OF OPERATIONS DATA:
Operating Revenues	$649,659	$584,412	$596,819	$610,813	$604,547
Operating Income	75,539	167,938	188,124	157,835	212,813
Net Income (Loss) Before Cumulative Effect of Accounting Change	(23,619)	59,791	73,896	48,264	90,121
Cumulative Effect of Change in Method of Accounting for Derivative Option Contracts (to April 1, 2002) (1)	—	—	58,131	—	—
Net Income (Loss)	(23,619)	59,791	132,027	48,264	90,121

BALANCE SHEET DATA: (2)
Total Assets	1,980,377	2,069,650	2,098,073	2,117,047	2,274,956
Capitalization
Partners’ Equity	809,976	799,076	734,310	551,712	527,738
Long term Debt, Excluding Current Maturities	942,097	1,018,645	1,153,221	1,243,060	1,429,233

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

Overview

For the year ended December 31, 2004, MCV recorded a net loss of $23.6 million, which includes a $19.2 million mark-to-market loss. The mark-to-market loss is the result of long term gas contracts that began being marked-to-market, as required by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” MCV’s net income for the year ended December 31, 2003 was $59.8 million, which includes a $5.0 million mark-to-market loss on the long term gas contracts. The earnings decrease for the year 2004 compared to 2003 of $83.4 million is the result of increased net usage of natural gas from a higher electric dispatch, higher natural gas prices, a $14.2 million unfavorable change in the long term gas contract mark-to-market value and the settlement with Alstom. This earnings decrease was slightly offset by lower interest expense.

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

Operating Revenues

The following represents significant operating revenue statistics for the years ended December 31 (dollars in thousands except average rates):

	2004	2003	2002
Operating Revenues	$649,659	$584,412	$596,819

Capacity Revenue	$405,415	$404,681	$404,713
PPA Contract Capacity (MW)	1,240	1,240	1,240
Billed PPA Availability	98.5%	98.5%	98.5%

Electric Revenue	$225,154	$162,093	$177,569
PPA Delivery as Percentage of Contract Capacity	93.0%	62.8%	70.9%
PPA, SEPA and Other Electric Deliveries (MWh)	10,663,074	7,348,969	8,275,229
Average PPA Variable Energy Rate ($ / MWh)	$15.90	$15.71	$15.94
Average PPA Fixed Energy Rate ($ / MWh)	$3.89	$3.67	$3.89

Steam Revenue	$19,090	$17,638	$14,537
Steam Deliveries (Mlbs)	4,578,280	5,634,390	5,455,050

For the year 2004, MCV’s operating revenues increased $65.2 million from the year 2003. This increase is due primarily to a higher electric dispatch under Forced Dispatch with Consumers and a slight increase in the energy rates under the PPA, SEPA and SPA.

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

Operating Expenses

For the year ended December 31, 2004, MCV’s operating expenses were $574.1 million, which includes $413.1 million of fuel costs, including a $19.2 million mark-to-market loss on certain natural gas contracts which contain optionality. During this period, MCV purchased approximately 94.7 bcf of natural gas, and a net 2.0 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 92.7 bcf. The average commodity cost of fuel for the year 2004 was $3.73 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the year ended December 31, 2003, MCV’s operating expenses were $416.5 million, which includes $255.0 million of fuel costs, including a $5.0 million mark-to-market loss on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 69.5 bcf of natural gas, and a net 3.0 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 66.5 bcf. The average commodity cost of fuel for the year 2003 was $3.09 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the year 2004 compared to 2003 increased by $158.1 million. This fuel cost increase was due to a $143.7 million increase from a combination of higher gas usage resulting from the increase in the electric dispatch, higher natural gas prices and a $14.2 million unfavorable change in the mark-to-market value of the long term gas contracts with optionality.

For the year ended December 31, 2003 compared to 2002, MCV’s operating expenses increased $7.8 million, which includes a $0.1 million decrease in fuel costs. This slight fuel cost decrease includes a $26.9 unfavorable mark-to-market adjustment on certain natural gas contracts which contain optionality. Fuel costs for the year 2003 compared to 2002 decreased by $27.0 million, excluding the effects of the quarterly mark-to-market adjustments for both periods of $26.9 million. This fuel cost decrease was due to lower natural gas costs resulting from increased electric dispatch reduction transactions entered into with Consumers, lower long-term natural gas prices due to the commencement of several new contracts with favorable pricing terms and lower natural gas hedged prices of market priced gas. This decrease was partially offset by a higher gas usage resulting from Dow’s election to cease tolling gas.

For the year ended December 31, 2004, operating expenses other than fuel costs decreased $0.4 million from the year 2003, primarily resulting from lower maintenance costs associated with the transformation from Alstom to GEII for the hot gas path parts agreement expenses due to the termination of Alstom in February and GEII not commencing until July 2004, lower expenses due to a 2003 provision for an option payment to Alstom for two gas turbines. This decrease was partially offset by the cost of an Alstom settlement, voluntary severance payments and higher operating and maintenance costs due to the increased dispatch. All other expenses incurred in these periods were normal expenditures to achieve the recorded operating revenues.

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

Other Income (Expense)

For the year ended December 31, 2004 compared to 2003, interest expense decreased $8.6 million due to a lower outstanding principal balance on MCV’s financing obligation.

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

Liquidity and Capital Resources

For the years ended December 31, 2004 and 2003, net cash generated by MCV’s operations was $106.8 million and $141.5 million, respectively. Included in MCV’s net cash generated as of December 31, 2004 is a net $10.5 million of cash collateral paid to MCV, based upon the net amount of exposure on MCV’s long term natural gas contracts with counterparties. This collateral balance will vary with changes in market prices, credit provisions and various other factors. MCV’s cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next eleven years. During the years ended December 31, 2004 and 2003, MCV paid financing obligation requirements of $242.8 million and $208.9 million, respectively, as required under the Overall Lease Transaction.

MCV also has a $50.0 million working capital line (“Working Capital Facility”), which was renewed through a syndication in August 2004, to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers’ credit rating. The Working Capital Facility term currently expires on August 27, 2005. MCV did not utilize the Working Capital Facility during the year 2004 except for letters of credit associated with normal business practices. As of December 31, 2004, MCV had $47.6 million available under its Working Capital Facility. As of December 31, 2004, MCV’s borrowing lease was capped at the maximum amount available of $50.0 million and MCV had outstanding letters of credit in the amount of $2.4 million. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur in the near term.

In the near term, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls to the extent available for such purposes. See Item 7, “MD&A – Outlook Energy Rates and Cost of Production.” As of December 31, 2004, there were approximately $265.2 million of cash reserves of which $138.2 million had been reserved for the debt portion of the financing obligation.

Disclosure about Contractual Obligations

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of December 31, 2004, MCV has the following contractual financial obligations and commitments:

	Payments Due by Period (In Millions)
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Long term Debt (1)	$1,521.3	$174.4	$306.9	$298.0	$742.0

Unconditional Purchase Obligations (2)	$2,791.0	$420.1	$892.8	$727.1	$751.0
Other Long term Obligations (3)	207.7	16.1	27.9	23.3	140.4

Total Contractual Cash Obligations	$2,998.7	$436.2	$920.7	$750.4	$891.4

	Amount of Commitment Expiration Per Period
		Less Than	One to	Three to	More Than
Commercial Commitments	Total	One Year	Three Years	Five Years	Five Years

Working Capital Facility	$50.0	$50.0	$—	$—	$—

(1)	Represents expected cash payments, including interest.

(2)	Represents estimated minimum commitments under current long term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.

(3)	Represents the cost of current Facility maintenance service agreements and spare parts.

(4)	No amounts have been included for early termination fees under the PPA, SEPA or SPA.

New Accounting Standard

In 2003, the Emerging Issues Task Force (“EITF”) issued EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and It’s Application to Certain Investments”. EITF 03-1 addresses how to determine the meaning of other-than-temporary impairment of certain debt and equity securities, the measurement of an impairment loss and accounting and disclosure considerations subsequent to the recognition of an other-than-temporary impairment. The various sections of EITF 03-1 became effective at various times during 2004. MCV has adopted this guidance and does not expect the application to materially affect it financial position or results of operations, since MCV’s investments approximate fair value due to the short maturity of its permitted investments.

Off-Balance Sheet Arrangements

As part of MCV’s ongoing business, MCV does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, MCV was not involved in any unconsolidated SPE transactions.

Outlook

Results of operations are largely dependent on successfully maintaining availability of the Facility at or near Contract Capacity levels, the availability of natural gas and the level of energy rates paid to MCV relative to the cost of fuel used for generation.

Operating Outlook. During 2004, approximately 62% of PPA revenues were capacity payments under the PPA, which were billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 98.6% for 2004, 99.4% for 2003 and 98.8% for 2002. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers’ coal plants. However, MCV’s costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers’ coal plant operation and maintenance costs, MCV’s financial performance would be negatively affected. In addition, the extent to which the Facility is dispatched by Consumers can exacerbate the divergence between variable revenues and costs of production. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. Currently, MCV continues to purchase the majority of its natural gas requirements under long term fixed price gas contracts, with a smaller portion of gas purchased under long term market priced contracts and on the spot market. MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. MCV has entered into natural gas purchase and hedging arrangements with respect to approximately 91% of its 2005 expected gas needs not provided for under its long term fixed price gas contracts. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices in future years, although high gas prices for an extended period of time could adversely affect operating results.

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources available to Consumers, resulting in an average dispatch (without dispatch reduction transactions) of approximately 79% from April 1998 through December 2003. Previously, the Facility was being dispatched on an uneconomic basis (relative to the cost of other energy resources) under the terms of the 915 MW Settlement and the 325 MW Settlement , averaging approximately 90% annual dispatch. In July 2000, in response to rapidly escalating natural gas prices and since Consumers electric rates were frozen, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to the 915 MW Settlement and the 325 MW Settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). In 2004, MCV and Consumers entered into the RCA and RDA which, among other things, provides that Consumers will economically dispatch MCV, if certain conditions are met. Such dispatch is expected to reduce electric production from what would have occurred under the Forced Dispatch, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA and RDA provide for the sharing of savings realized by not having to generate electricity.

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

Two significant issues that could affect MCV’s future financial performance are the price of natural gas and Consumers’ ability/obligation to pay PPA charges. Natural gas prices have historically been volatile and presently there is no consensus among forecasters on the price or range of future prices of natural gas. Even with the approved RCA and RDA, if gas prices continue at present levels or increase, the economics of operating the Facility may be adversely affected. Consumers’ ability/obligation to pay PPA charges may be affected by an MPSC order denying Consumers’ recovery from ratepayers. This issue is likely to be addressed in the timeframe of 2007 or beyond. MCV continues to monitor and participate in these industry restructuring matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.

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

Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards “market” based pricing of electricity as opposed to traditional cost-based pricing. FERC also has jurisdiction over the interstate transmission of electricity, including rates. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In addition, federal energy legislation is proposed from time to time with various provisions which could impact MCV. FERC decisions and/or federal legislation could impact MCV in selling and transmitting electricity in the wholesale market. MCV management cannot predict the impact that either FERC decisions or federal legislation may have on MCV’s business, if any, at this time.

Maintaining QF Status. In the case of a topping-cycle generating plant such as the Facility, to maintain QF Status the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the “Efficiency Percentage”)) of at least 45%. However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. The tests are applied on a calendar year basis. The Facility has achieved the applicable Efficiency Percentage of 42.5% in each year since commercial operation, and in the years 1995 through 2004 the Facility achieved an Efficiency Percentage in excess of 45%.

MCV believes that the Facility will be able to maintain QF status and be capable of achieving a 45% PURPA Efficiency Percentage on a long term basis. In addition, MCV believes annual steam sales will be sufficient to allow the Facility to exceed the 15% Thermal Percentage. However, no assurance can be given that factors outside MCV’s control will not cause the Facility to fail to satisfy the annual PURPA qualification requirements and thus lose its QF status. During 2004, the Facility achieved an Efficiency Percentage of 47.6% and a Thermal Percentage of 15.6%.

The loss of QF status could, among other things, cause MCV to lose its right under PURPA to sell power from the Facility to Consumers at Consumers’ “avoided cost” and subject MCV to additional federal and state regulatory requirements, including the Federal Power Act, as amended (under which FERC has authority to establish rates for electricity, which may be different than existing contractual rates). If MCV were to lose QF status for the Facility, the Partners of MCV, the Owner Participants, the Owner Trustees and their respective parent companies could become subject to regulation under the Public Utility Holding Company Act of 1935 (under which, among other things, the Securities and Exchange Commission has authority to order divestiture of assets under certain circumstances). The loss of QF status would not, however, entitle Consumers to terminate the PPA. Under the PPA, Consumers is obligated to continue purchasing power from MCV at FERC-approved rates (provided that the FERC-approved rates do not exceed the existing contractual rates) and MCV, not Consumers, is entitled to terminate the PPA (which MCV has covenanted not to do under the Participation Agreements). There can be no assurance that FERC-approved rates would be the same as the rates currently in effect under the PPA. If the FERC-approved rates are materially less than the rates under the PPA, MCV may not have sufficient revenue to make financing obligation payments under the Overall Lease Transaction. The loss of QF status would constitute an Event of Default under the Lease (and a corresponding Event of Default under the Indenture) unless, among other requirements, FERC approves (or accepts for filing) rates under the PPA or other contracts of MCV for the sale of electricity sufficient to meet certain target coverage ratios (as defined in Item 1, Section H, “Overall Lease Transaction.”)

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

MCV management believes that its long term natural gas contracts, which do not contain volume optionality or are not designated to satisfy the RCA and RDA requirements, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet.

The FASB issued Derivative Implementation Group (“DIG”) Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. As of January 31, 2005, only four contracts of the original nine contracts, which contained an option and forward component remain in effect. In addition, as a result of implementing the RCA/RDA, effective January 27, 2005, MCV has determined that as of the effective date of the RCA/RDA, an additional nine long term contracts (for a total of 13) will no longer be accounted for under the normal purchases and sales exception, per SFAS No. 133 and will result in additional mark-to-market activity in 2005 and beyond. MCV expects future earnings volatility on both the remaining long term gas contracts that contain volume optionality as well as the long term gas contracts under the RCA/RDA that will require mark-to-market recognition on a quarterly basis. Based on market prices for natural gas on January 31, 2005, the long term gas contracts discussed above could result in an estimated $100 million gain recorded to earnings in the first quarter of 2005. This estimated gain will reverse in subsequent quarters. The expiration date of these additional nine contracts range from 2007 to 2011.

Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. Since April 2002, MCV has recorded a mark-to-market loss of $2.3 million for these gas contracts for a cumulative mark-to-market gain through December 31, 2004 of $55.8 million, which will reverse over the remaining life of the outstanding contracts, ranging from 2005 to 2007.

Property Tax Appeals. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2004 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2004 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several orders correcting errors in the initial decision (together the “MTT Decision”). MCV management has estimated that the MTT Decision will result in a refund to MCV for the tax years 1997 through 2000 of at least approximately $35.3 million in taxes plus $9.6 million of interest as of December 31, 2004. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $16.1 million of deferred expenses) in earnings at this time.

See Item 8, “Financial Statements and Supplementary Data – Note 1 and Note 8 to the Consolidated Financial Statements” for a further discussion of associated risks and contingencies.

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

To manage the effects of interest rate volatility on interest income while maximizing return on permitted investments, MCV has established an interest rate hedging program. The carrying amounts of MCV’s short-term investments approximate fair value because of the short term maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held to maturity and as of December 31, 2004, have original maturity dates of approximately one year or less.

For MCV’s financing obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement:

	Expected Maturity In
								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Debt:
Long term Debt Fixed Rate (in millions)	$174.4	$156.0	$150.9	$150.9	$147.1	$742.0	$1,521.3	N/A
Avg. Interest Rate	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%

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

The following table provides information about MCV’s futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from January 2005 to December 2009. The table presents the carrying amounts and fair values at December 31, 2004:

	Expected Maturity in 2005/2009	Fair Value
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	3,796	—
Contract Volumes (10,000 MMBtu) Sell/Short	27	—
Weighted Average Price Long (per MMBtu)	$5.060	$6.126
Weighted Average Price Short (per MMBtu)	$6.483	$6.137
Contract Amount ($US in Millions)	$190.3	$230.9

	Expected Maturity in 2005/2007	Fair Value
NYMEX Commodity Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	3,456.3	—
Weighted Average Price Long (per 10,000 MMBtu)	$4.566	$5.231
Contract Amount ($US in Millions)	$157.8	$180.8

	Expected Maturity in 2005	Fair Value
Canadian (AECO) Basis Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	225	—
Weighted Average Price Long (per 10,000 MMBtu)	($0.743)	($0.742)
Contract Amount ($US in Millions)	($1.7)	($1.7)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm and Financial Statements are set forth on pages F-2 to F-23 of this Annual Report on Form 10-K and are hereby incorporated by reference herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

MCV’s management, including the President and Chief Executive Officer, and the Chief Financial Officer, Vice President and Controller, after evaluating the effectiveness of MCV’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that MCV’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

MCV’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of MCV. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

MCV’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of MCV; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of MCV are being made only in accordance with authorizations of management and the Management Committee of MCV; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of MCV’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

MCV management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that MCV’s system of internal control over financial reporting was effective as of December 31, 2004. MCV management’s assessment of the effectiveness of MCV’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in MCV’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

MCV has no additional information required to be disclosed in a report on Form 8-K, which occurred during the fourth quarter of the year covered by this Form 10-K, but not reported.

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

Management Committee

David W. Joos	(51)	Management Committee Chairman

Stephen R. McKemy	(51)	Management Committee Member

John J. O’Rourke	(50)	Management Committee Chairman (term ended in November 2004)

Executive Officers

James M. Kevra	(56)	President and Chief Executive Officer

Bruce C. Grant	(58)	Vice President of Human Resources, Communications and Public Affairs

Gary B. Pasek	(49)	Vice President, General Counsel and Secretary

James M. Rajewski	(57)	Chief Financial Officer, Vice President and Controller

Laurie M. Valasek	(37)	Treasurer

Barbara E. Lawson	(46)	Treasurer and Manager of Internal Audit (resigned in October 2004)

James A. Mooney	(65)	Vice President of Engineering, Operations and Construction (resigned in October 2004)

LeRoy W. Smith	(63)	Vice President of Energy Supply and Marketing (resigned in October 2004)

David W. Joos has served as a member of the Management Committee since June 2002 and is currently serving as the Chairman. Mr. Joos is President, Chief Executive Officer of CMS Energy Corporation, a position he was elected to in October 2004. He is also a member of the Board of Directors of CMS Energy Corporation, a position he was elected to in September 2001. Previously he has served as President, Chief Operating Officer of CMS Energy since September 2001 and Executive Vice President and Chief Operating Officer – Electric of CMS Energy since December 2000 and President and Chief Executive Officer – Electric of Consumers Energy since 1997.

Stephen R. McKemy has served as a member of the Management Committee since November 2004. Mr. McKemy is currently a director within El Paso’s non-regulated group, responsible for managing various businesses, and has held that position since March 2004. Prior to serving in his current position, Mr. McKemy has held several other senior management positions in the financial and transportation areas of El Paso and ANR Freight Systems since July of 1978.

John J. O’Rourke had served as a member of the Management Committee since March 2001 and was elected as Chairman of the Management Committee in June 2002 and had served in such capacity until November 2004. His employment with El Paso was terminated in December 2004. Mr. O’Rourke has served as Vice President and Managing Director for El Paso Merchant Energy North America Company since May 2000.

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

Laurie M. Valasek was appointed by the Management Committee in September 2004 to the position of Treasurer. Ms. Valasek has held various positions within MCV’s Energy Supply and Marketing department since 1997.

Barbara E. Lawson resigned in October 2004 under the Voluntary Severance Program. She previously served as Treasurer and Manager of Internal Audit of MCV since May 2002.

James A. Mooney resigned in October 2004 under the Voluntary Severance Program. He previously served as Vice President of Engineering, Operations and Construction of MCV since October 1987.

LeRoy W. Smith resigned in October 2004 under the Voluntary Severance Program. He previously served as Vice President of Energy Supply and Marketing of MCV since October 1998. From July 1988 to September 1998, he served as Vice President of Gas Supply of MCV.

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

Midland Cogeneration Venture Limited Partnership
Attn: Chief Financial Officer
100 Progress Place
Midland, MI 48640

Item 11. EXECUTIVE COMPENSATION

Compensation

The following table sets forth certain compensation data with respect to the chief executive officer and four other most highly compensated executive officers of MCV for each of the three years ended December 31, 2004, 2003 and 2002.

Summary Compensation Table

		Annual Compensation
Name and				Other Annual		All Other
Principal Position	Year	Salary ($)	Bonus ($)(a)	Compensation ($)		Compensation ($)
James M. Kevra	2004	300,525	25,000	57,599	(b)	—
President and	2003	279,766	171,692	54,484		—
Chief Executive Officer	2002	277,480	215,984	54,297		—

Gary B. Pasek	2004	205,266	91,309	30,679	(e)	—
Vice President	2003	183,239	135,665	27,377		—
General Counsel & Secretary	2002	177,621	102,201	26,609		—

James M. Rajewski	2004	169,136	81,195	25,213	(f)	—
Chief Financial Officer,	2003	152,600	67,556	22,738		—
Vice President and Controller	2002	144,024	82,874	21,531		—

Bruce C. Grant	2004	120,260	34,173	17,918	(g)	—
Vice President Human Resources, Communications and Public Affairs

James A. Mooney	2004	171,339	73,168	37,380	(c)	266,977	(h)
Vice President of	2003	209,406	90,979	43,088		—
Engineering, Operations	2002	203,204	81,906	42,214		—
and Construction (Resigned 10/1/04)

LeRoy W. Smith	2004	150,484	62,056	24,971	(d)	228,964	(h)
Vice President of Energy	2003	184,866	80,761	29,985		—
Supply and Marketing	2002	178,400	100,505	29,217		—
(Resigned 10/1/04)

(a)	The amounts represent bonuses accrued.

(b)	Includes company contributions of $10,250 to the 401(k) Savings Plan, $17,750 to the Defined Contribution Retirement Plan and $29,599 to the Supplemental Retirement Plan.

(c)	Includes company contributions of $8,489 to the 401(k) Savings Plan, $16,559 to the Defined Contribution Retirement Plan and $12,332 to the Supplemental Retirement Plan.

(d)	Includes company contributions of $7,454 to the 401(k) Savings Plan, $14,542 to the Defined Contribution Retirement Plan and $2,975 to the Supplemental Retirement Plan.

(e)	Includes company contributions of $10,226 to the 401(k) Savings Plan, $17,774 to the Defined Contribution Retirement Plan and $2,679 to the Supplemental Retirement Plan.

(f)	Includes company contributions of $8,404 to the 401(k) Savings Plan and $16,809 to the Defined Contribution Retirement Plan.

(g)	Includes company contributions of $5,973 to the 401(k) Savings Plan and $11,945 to the Defined Contribution Retirement Plan.

(h)	Includes severance payment, retirement funding on severance and vacation payout resulting from the Voluntary Severance Program.

Long-Term Performance Award

Pursuant to a resolution of MCV’s Organization and Compensation Subcommittee issued in June 2004, MCV is to provide additional compensation in the amount of $400,000 to Mr. Pasek for his performance associated with MCV’s property tax trial. The payment is contingent on satisfactory resolution of the matter by court order or settlement. MCV has recognized this contingent obligation in “Non-current liabilities – other.”

Organization and Compensation Subcommittee, Interlocks and Insider Participation

The members of the Management Committee also serve as members of MCV’s Organization and Compensation Subcommittee (“O&CS). Members of the O&CS are each appointed by a General Partner and serve until his or her successor is appointed by the appropriate General Partner. No member of the O&CS was or is an officer or employee of MCV. Members of the O&CS receive no compensation from MCV.

Mr. Joos commenced in June 2002 as a member of MCV’s O&CS and is currently serving as the Chairman. He also serves as President, Chief Executive Officer and a member of the Board of Directors of CMS Energy Corporation. CMS Energy and its affiliates have the following direct and indirect interests in MCV and the Facility. CMS Midland Holdings Company has an ownership interest in one of the Owner Trusts, representing indirectly a 35% equity interest in the Facility; CMS Midland Inc. has a 49% general partnership interest in MCV; and Consumers has contractual obligations under the PPA to purchase electric capacity and related energy from MCV, has contractual obligations under various backup agreements among MCV, Consumers and Dow to assure a continuous supply of steam and electricity to Dow in the event the SEPA is terminated, has contractual obligations to enter into transmission service agreements with other utilities for MCV’s benefit, and has leased undivided interests in the Site to the Owner Trustees (as MCV’s assignees) pursuant to the Ground Lease. In 2004, Consumers purchased electric capacity and related energy from the Facility that aggregated approximately $601.5 million. In addition, CMS Energy affiliates have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 2004, CMS Energy affiliates engaged in transactions with MCV which included the sale of natural gas, the sale of natural gas transportation, the sale of natural gas storage and the purchase of natural gas that amounted in aggregate to approximately $12.5 million. This level of transactions decreased substantially from the prior years’ levels as a result of the sale of certain of its transportation services and due to the sale of certain natural gas contracts.

Mr. McKemy has served as a member of MCV’s O&CS since November 2004, replacing Mr. O’Rourke. Mr. McKemy is also a director within El Paso’s non-regulated group, responsible for managing various businesses. El Paso Midland, Inc. and affiliates of El Paso have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 2004, El Paso affiliates engaged in transactions with MCV, which included the sale of natural gas, sale of natural gas transportation and various natural gas marketing services that amounted in aggregate to approximately $82.6 million. In December 2002, MCV and an El Paso affiliate entered into a master netting agreement, covering the natural gas purchase agreements, in which collateral in the form of cash or a letter or credit can be required of either party based on such party’s credit ratings and on the mark-to-market values of the natural gas purchase agreements. As of December 31, 2004, El Paso had provided to MCV letters of credit under the master netting agreement in the amount of $184.0 million.

For further detailed discussions of MCV’s contracts and leases with Partners, see Item 1, Section D, “Contracts”, Item 2, “Properties” and Item 8, “Financial Statements and Supplementary Data — Note 7 to the Consolidated Financial Statements.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is given with respect to the Partners of MCV, its Management Committee members and all Management Committee members and officers as a group.

Security Ownership of Certain Beneficial Owners

		Amount and Nature of Beneficial Ownership
		Approximate Percent of	Approximate Percent of
Name and Address of Beneficial Owner	Title of Class	Voting Rights (a)	Partnership Interest
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 11, “Executive Compensation – Organization and Compensation Subcommittee, Interlocks and Insider Participation.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The aggregate of all fees billed to MCV by its independent auditor, PricewaterhouseCoopers, LLP (PwC), were $341,000 during fiscal year 2004 and $191,000 during fiscal year 2003. All fees billed to MCV for both periods were for audit fees. These audit fees were for professional services rendered by the principal accountant for the audit of MCV’s annual financial statements and review of financials statements included in MCV’s Form 10-Q, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. During fiscal year 2004 and 2003, MCV was not billed by PwC for any fees for services considered audit-related fees, tax services for tax compliance, tax advice or tax planning or any other fees, other than those described above.

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

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial statements.

The following consolidated financial statements are as of December 31, 2004 and 2003 or for each of the three years ended December 31, 2004, 2003 and 2002:

2.	All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or notes thereto.

3.	The Exhibits that are filed or incorporated by reference as part of this report are listed in the Exhibit Index filed herewith.

PRICEWATERHOUSECOOPERS LLP

Report of Independent Registered Public Accounting Firm

To the Partners and the Management Committee of
Midland Cogeneration Venture Limited Partnership:

We have completed an integrated audit of Midland Cogeneration Venture Limited Partnership 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its December 31, 2003 and December 31, 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners’ equity and cash flows present fairly, in all material respects, the financial position of the Midland Cogeneration Limited Partnership (a Michigan limited partnership) and its subsidiaries (MCV) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the MCV’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 2 to the financial statements, effective April 1, 2002, Midland Cogeneration Venture Limited Partnership changed its method of accounting for derivative and hedging activities in accordance with Derivative Implementation Group (“DIG”) Issue C-16.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9(a), that the MCV maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the MCV maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The MCV’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the MCV’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 25, 2005

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
(In Thousands)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,781	$173,651
Accounts and notes receivable – related parties	54,368	43,805
Accounts receivable	42,984	38,333
Gas inventory	17,509	20,298
Unamortized property taxes	18,060	17,672
Derivative assets	94,977	86,825
Broker margin accounts, and prepaid gas costs and expenses	13,147	8,101

Total current assets	366,826	388,685

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	2,466,944	2,463,931
Pipeline	21,432	21,432

Total property, plant and equipment	2,488,376	2,485,363

Accumulated depreciation	(1,062,821)	(991,556)

Net property, plant and equipment	1,425,555	1,493,807

OTHER ASSETS:
Restricted investment securities held-to-maturity	139,410	139,755
Derivative assets non-current	24,337	18,100
Deferred financing costs, net of accumulated amortization of $18,498 and $17,285, respectively	6,467	7,680
Prepaid gas costs, spare parts deposit, materials and supplies	17,782	21,623

Total other assets	187,996	187,158

TOTAL ASSETS	$1,980,377	$2,069,650

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$82,693	$57,368
Gas supplier funds on deposit	19,613	4,517
Interest payable	47,738	53,009
Current portion of long-term debt	76,548	134,576

Total current liabilities	226,592	249,470

NON-CURRENT LIABILITIES:
Long-term debt	942,097	1,018,645
Other	1,712	2,459

Total non-current liabilities	943,809	1,021,104

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

TOTAL LIABILITIES	1,170,401	1,270,574

PARTNERS’ EQUITY	809,976	799,076

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$1,980,377	$2,069,650

The accompanying notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2004	2003	2002
OPERATING REVENUES:
Capacity	$405,415	$404,681	$404,713
Electric	225,154	162,093	177,569
Steam	19,090	17,638	14,537

Total operating revenues	649,659	584,412	596,819

OPERATING EXPENSES:
Fuel costs	413,061	254,988	255,142
Depreciation	88,712	89,437	88,963
Operations	18,769	16,943	16,642
Maintenance	13,508	15,107	12,666
Property and single business taxes	28,834	30,040	27,087
Administrative, selling and general	11,236	9,959	8,195

Total operating expenses	574,120	416,474	408,695

OPERATING INCOME	75,539	167,938	188,124

OTHER INCOME (EXPENSE):
Interest and other income	5,460	5,100	5,555
Interest expense	(104,618)	(113,247)	(119,783)

Total other income (expense), net	(99,158)	(108,147)	(114,228)

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(23,619)	59,791	73,896

Cumulative effect of change in method of accounting for derivative option contracts (to April 1, 2002) (Note 2)	—	—	58,131

NET INCOME (LOSS)	$(23,619)	$59,791	$132,027

The accompanying notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	General	Limited
	Partners	Partners	Total
BALANCE, DECEMBER 31, 2001	$468,972	$82,740	$551,712

Comprehensive Income
Net Income	114,947	17,080	132,027

Other Comprehensive Income
Unrealized gain on hedging activities
since beginning of period	33,311	4,950	38,261
Reclassification adjustments recognized
in net income above	10,717	1,593	12,310

Total other comprehensive income	44,028	6,543	50,571

Total Comprehensive Income	158,975	23,623	182,598

BALANCE, DECEMBER 31, 2002	$627,947	$106,363	$734,310

Comprehensive Income
Net Income	52,056	7,735	59,791

Other Comprehensive Income
Unrealized gain on hedging activities
since beginning of period	34,484	5,125	39,609
Reclassification adjustments recognized
in net income above	(30,153)	(4,481)	(34,634)

Total other comprehensive income	4,331	644	4,975

Total Comprehensive Income	56,387	8,379	64,766

BALANCE, DECEMBER 31, 2003	$684,334	$114,742	$799,076

Comprehensive Income
Net Loss	(20,563)	(3,056)	(23,619)
Other Comprehensive Income
Unrealized gain on hedging activities
since beginning of period	62,292	9,256	71,548
Reclassification adjustments recognized
in net income above	(32,239)	(4,790)	(37,029)

Total other comprehensive income	30,053	4,466	34,519

Total Comprehensive Income	9,490	1,410	10,900

BALANCE, DECEMBER 31, 2004	$693,824	$116,152	$809,976

The accompanying notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,619)	$59,791	$132,027

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	89,925	90,792	90,430
Cumulative effect of change in accounting principle	—	—	(58,131)
(Increase) decrease in accounts receivable	(15,214)	(1,211)	48,343
(Increase) decrease in gas inventory	2,789	(732)	133
(Increase) decrease in unamortized property taxes	(388)	683	(1,730)
(Increase) decrease in broker margin accounts and prepaid expenses	(5,046)	(4,778)	31,049
(Increase) decrease in derivative assets	20,130	4,906	(20,444)
(Increase) decrease in prepaid gas costs, materials and supplies	3,841	(8,704)	1,376
Increase (decrease) in accounts payable and accrued liabilities	25,775	(712)	8,774
Increase in gas supplier funds on deposit	15,096	4,517	—
Decrease in interest payable	(5,271)	(3,377)	(3,948)
Increase (decrease) in other non-current liabilities	(1,197)	311	(24)

Net cash provided by operating activities	106,821	141,486	227,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant modifications and purchases of plant equipment	(20,460)	(33,278)	(29,529)
Maturity of restricted investment securities held-to-maturity	674,553	601,225	377,192
Purchase of restricted investment securities held-to-maturity	(674,208)	(602,279)	(374,426)

Net cash used in investing activities	(20,115)	(34,332)	(26,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financing obligation	(134,576)	(93,928)	(182,084)

Net cash used in financing activities	(134,576)	(93,928)	(182,084)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,870)	13,226	19,008

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	173,651	160,425	141,417

CASH AND EQUIVALENTS AT END OF PERIOD	$125,781	$173,651	$160,425

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

The Facility is a qualifying cogeneration facility (“QF”) originally certified by the Federal Energy Regulatory Commission (“FERC”) under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the “Efficiency Percentage”)) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the twelve months ended December 31, 2004, the Facility achieved a Thermal Percentage of 15.6% and an Efficiency Percentage of 47.6%. The loss of QF status could, among other things, cause MCV to lose its rights under PURPA to sell power from the Facility to Consumers at Consumers’ “avoided cost” and subject MCV to additional federal and state regulatory requirements.

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Two significant issues that could affect MCV’s future financial performance are the price of natural gas and Consumers’ ability/obligation to pay PPA charges. Natural gas prices have historically been volatile and presently there is no consensus among forecasters on the price or range of future prices of natural gas. Even with the approved Resource Conservation Agreement and Reduced Dispatch Agreement, if gas prices continue at present levels or increase, the economics of operating the Facility may be adversely affected. Consumers’ ability/obligation to pay PPA charges may be affected by an MPSC order denying Consumers recovery from ratepayers. This issue is likely to be addressed in the timeframe of 2007 or beyond. MCV continues to monitor and participate in these matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. MCV management cannot, at this time, predict the impact or outcome of these matters.

(2)	SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Following is a discussion of MCV’s significant accounting policies.

Principles of Consolidation

The consolidated financial statements included the accounts of MCV and its wholly-owned subsidiaries, PVCO Corp. and MCV GAGP. Previously, all material transactions and balances among entities, which

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

comprise MCV, had been eliminated in the consolidated financial statements. The 2004 dissolution of these wholly-owned subsidiaries had no impact on the financial position and results of operations.

Revenue Recognition

MCV recognizes revenue for the sale of variable energy and fixed energy when delivered. Capacity and other installment revenues are recognized based on plant availability or other contractual arrangements.

Fuel Costs

MCV’s fuel costs are those costs associated with securing natural gas, transportation and storage services necessary to generate electricity and steam from the Facility. These costs are recognized in the income statement based upon actual volumes burned to produce the delivered energy. In addition, MCV engages in certain cost mitigation activities to offset the fixed charges MCV incurs for these activities. The gains or losses resulting from these activities have resulted in net gains of approximately $6.7 million, $7.7 million and $3.9 million for the years ended 2004, 2003 and 2002, respectively. These net gains are reflected as a component of fuel costs.

In July 2000, in response to rapidly escalating natural gas prices and since Consumers’ electric rates were frozen, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to a 915 MW settlement and a 325 MW settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). In 2004, MCV and Consumers entered into a Resource Conservation Agreement (“RCA”) and a Reduced Dispatch Agreement (“RDA”) which, among other things, provides that Consumers will economically dispatch MCV, if certain conditions are met. Such dispatch is expected to reduce electric production from what is occurring under the Forced Dispatch, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA and RDA provide for the sharing of savings realized by not having to generate electricity. The RCA and RDA were approved by an order of the MPSC on January 25, 2005 and MCV and Consumers accepted the terms of the MPSC order making the RCA and RDA effective as of January 27, 2005. This MPSC order is subject to appeal by other parties. MCV management cannot predict the final outcome of any such appeal. While awaiting approval of this order, effective October 23, 2004, MCV and Consumers entered into an interim Dispatch Mitigation program for energy dispatch above 1100 MW up to 1240 MW of Contract Capacity under the PPA. This interim program, which was structured very similarly to the RCA and RDA, was terminated on January 27, 2005 with the effective date of the RCA/RDA. For the twelve months ended December 31, 2004, 2003 and 2002, MCV estimates that these programs have resulted in net savings of approximately $1.6 million, $13.0 million and $2.5 million, a portion of which is realized in reduced maintenance expenditures in future years.

Accounts Receivable

Accounts receivable and accounts receivable-related parties are recorded at the billed amount and do not bear interest. MCV evaluates the need for an allowance for doubtful accounts using MCV’s best estimate of the amount of probable credit losses. At December 31, 2004 and 2003, no allowance was provided since typically all receivables are collected within 30 days of each month end.

Inventory

MCV’s inventory of natural gas is stated at the lower of cost or market, and valued using the last-in, first-out (“LIFO”) method. Inventory includes the costs of purchased gas, variable transportation and storage. The amount of reserve to reduce inventories from first-in, first-out (“FIFO”) basis to the LIFO basis at

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

December 31, 2004 and 2003, was $10.3 million and $8.4 million, respectively. Inventory cost, determined on a FIFO basis, approximates current replacement cost.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held-to-maturity, as of December 31, 2004 and December 31, 2003 have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 6 makes it unnecessary to estimate the fair value of the Owner Participants’ underlying debt and equity instruments supporting such financing obligation, since SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” does not require fair value accounting for the lease obligation.

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

The FASB issued DIG Issue C-16, which became effective April 1, 2002, regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. Under the first alternative, the entire contract considered together would not qualify for the normal purchases and sales exception under the revised guidance. Under the second alternative, the newly established forward contract could qualify for the normal purchases and sales exception, while the option contract would be treated as a derivative under SFAS No. 133 with changes in fair value recorded through earnings. At April 1, 2002, MCV had nine long-term gas contracts that contained both an option and forward component. As such, they were no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. As of January 31, 2005, only four contracts of the original nine contracts, which contained an option and forward component remain in effect. In addition, as a result of implementing the RCA/RDA, effective January 27, 2005, MCV has determined that as of the effective date of the RCA/RDA, an additional nine long term contracts (for a total of 13) will no longer be accounted for under the normal purchases and sales exception, per SFAS No. 133 and will result in additional mark-to-market activity in 2005 and beyond. MCV expects future earnings volatility on both the remaining long term gas contracts that contain volume optionality as well as the long term gas contracts under the RCA/RDA that will require mark-to-market recognition on a quarterly basis.

Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. From April 2002 to December 2004, MCV recorded an additional net mark-to-market loss of $2.3 million for these gas contracts. The cumulative mark-to-market gain through December 31, 2004 of $55.8 million is recorded as a current and non-current derivative asset on the balance sheet, as detailed below. These assets will reverse over the remaining life of these gas contracts, ranging from 2005 to 2007. For the twelve months ended December 31, 2004 and 2003, MCV recorded in “Fuel costs” losses of $19.2 million and $5.0 million, respectively, for net mark-to-market adjustments associated with these contracts. In addition, as of December 31, 2004 and 2003, MCV recorded “Derivative assets” in Current Assets in the amount of $31.4 million and $56.9 million, respectively, and for the same periods recorded “Derivative assets non-current” in Other Assets in the amount of $24.3 million and $18.1 million, respectively, representing the mark-to-market value on these long-term natural gas contracts.

Natural Gas Supply Futures and Options

To manage market risks associated with the volatility of natural gas prices, MCV maintains a gas hedging program. MCV enters into natural gas futures contracts, option contracts, and over the counter swap transactions (“OTC swaps”) in order to hedge against unfavorable changes in the market price of natural gas

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

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

Cash is deposited with the broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin account balance as of December 31, 2004 and 2003 was recorded as a current asset in “Broker margin accounts and prepaid expenses,” in the amount of $1.4 million and $4.1 million, respectively.

For the twelve months ended December 31, 2004, MCV has recognized in other comprehensive income, an unrealized $34.5 million increase on the futures contracts and OTC swaps, which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $65.8 million gain in other comprehensive income as of December 31, 2004. This balance represents natural gas futures, options and OTC swaps with maturities ranging from January 2005 to December 2009, of which $33.4 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of December 31, 2004, a $63.6 million current derivative asset in “Derivative assets,” representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the twelve months ended December 31, 2004, MCV has recorded a net $36.5 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $1.8 million gain in earnings from cost mitigation activities.

For the twelve months ended December 31, 2003, MCV recognized an unrealized $5.0 million increase in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, which resulted in a $31.3 million gain balance in other comprehensive income as of December 31, 2003. As of December 31, 2003, MCV had recorded a $29.9 million current derivative asset in “Derivative assets.” For the twelve months ended December 31, 2003, MCV had recorded a net $35.0 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $1.0 million gain in earnings from cost mitigation activities.

New Accounting Standard

In 2003, the Emerging Issues Task Force (“EITF”) issued EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and It’s Application to Certain Investments”. EITF 03-1 addresses how to determine the meaning of other-than-temporary impairment of certain debt and equity securities, the measurement of an impairment loss and accounting and disclosure considerations subsequent to the recognition of an other-than-temporary impairment. The various sections of EITF 03-1 became effective at various times during 2004. MCV has adopted this guidance and does not expect the application to materially affect it financial position or results of operations, since MCV’s investments approximate fair value due to the short maturity of its permitted investments.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(3)	RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY

Non-current restricted investment securities held-to-maturity have carrying amounts that approximate fair value because of the short maturity of these instruments and consist of the following at December 31 (in thousands):

	2004	2003
Funds restricted for rental payments pursuant to the Overall Lease Transaction	$138,150	$137,296

Funds restricted for management non-qualified plans	1,260	2,459

Total	$139,410	$139,755

(4)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31 (in thousands):

	2004	2003
Accounts payable
Related parties	$12,772	$7,386
Trade creditors	53,476	34,786
Property and single business taxes	11,833	12,548
Other	4,612	2,648

Total	$82,693	$57,368

(5)	GAS SUPPLIER FUNDS ON DEPOSIT

Pursuant to individual gas contract terms with counterparties, deposit amounts or letters of credit may be required by one party to the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will be posted by one party to the other based on the net amount of the exposure. Interest is earned on funds on deposit. As of December 31, 2004, MCV is supplying credit support to two gas suppliers; one in the form of a letter of credit in the amount of $2.4 million; and cash on deposit with the other in the amount of $7.3 million. As of December 31, 2004, MCV is holding $19.6 million of cash on deposit from two of MCV’s brokers. In addition as of December 31, 2004, MCV is also holding letters of credit totaling $208.6 million from two gas suppliers, of which $184.0 million is a letter of credit from El Paso Corporation (“El Paso”), a related party.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(6)	LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):

	2004	2003
Financing obligation, maturing through 2015, payable in semi-annual installments of principal and interest, collateralized by property, plant and equipment	$1,018,645	$1,153,221

Less current portion	(76,548)	(134,576)

Total long-term debt	$942,097	$1,018,645

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Financing costs incurred with the issuance of debt are deferred and amortized using the interest method over the remaining portion of the 25-year lease term. Deferred financing costs of approximately $1.2 million, $1.4 million and $1.5 million were amortized in the years 2004, 2003 and 2002, respectively.

Interest and fees incurred related to long-term debt arrangements during 2004, 2003 and 2002 were $103.4 million, $111.9 million and $118.3 million, respectively.

Interest and fees paid during 2004, 2003 and 2002 were $108.6 million, $115.4 million and $122.1 million, respectively.

Minimum payments due under these long-term debt arrangements over the next five years are (in thousands):

	Principal	Interest	Total
2005	$76,548	$97,835	$174,383
2006	63,459	92,515	155,974
2007	62,916	87,988	150,904
2008	67,753	83,163	150,916
2009	70,335	76,755	147,090

	$341,011	$438,256	$779,267

Revolving Credit Agreement

MCV has also entered into a working capital line (“Working Capital Facility”), which expires August 27, 2005. Under the terms of the existing agreement, MCV can borrow up to the $50.0 million commitment, in the form of short-term borrowings or letters of credit collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. MCV did not utilize the Working Capital Facility during the year 2004, except for letters of credit associated with normal business practices. At December 31, 2004, MCV had $47.6 million available under its Working Capital Facility. As of December 31, 2004, MCV’s borrowing base was capped at the maximum amount available of $50.0 million and MCV had outstanding letters of credit in the amount of $2.4 million. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur in the near term.

Intercreditor Agreement

MCV has also entered into an Intercreditor Agreement with the Owner Trustee, Working Capital Lender, U.S. Bank National Association as Collateral Agent (“Collateral Agent”) and the Senior and Subordinated Indenture Trustees. Under the terms of this agreement, MCV is required to deposit all revenues derived from the operation of the Facility with the Collateral Agent for purposes of paying operating expenses and rent. In addition, these funds are required to pay construction modification costs and to secure future rent payments. As of December 31, 2004, MCV has deposited $138.2 million into the reserve account. The reserve account is to be maintained at not less than $40 million nor more than $137 million (or debt portion of next succeeding basic rent payment, whichever is greater). Excess funds in the reserve account are periodically transferred to MCV. This agreement also contains provisions governing the distribution of revenues and rents due under the Overall Lease Transaction, and establishes the priority of payment among the Owner Trusts, creditors of the Owner Trusts, creditors of MCV and the Partnership.

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

Gas Supply Agreements

MCV has entered into gas purchase agreements with various producers for the supply of natural gas. The current contracted volume totals 238,531 MMBtu per day annual average for 2005. As of January 1, 2005, gas contracts with U.S. suppliers provide for the purchase of 173,336 MMBtu per day while gas contracts with Canadian suppliers provide for the purchase of 65,195 MMBtu per day. Some of these contracts require MCV to pay for a minimum amount of natural gas per year, whether or not taken. The estimated minimum commitments under these contracts based on current long term prices for gas for the years 2005 through 2009 are $384.6 million, $402.1 million, $436.7 million, $358.8 million and $324.0 million, respectively. A portion of these payments may be utilized in future years to offset the cost of quantities of natural gas taken above the minimum amounts.

Gas Transportation Agreements

MCV has entered into firm natural gas transportation agreements with various pipeline companies. These agreements require MCV to pay certain reservation charges in order to reserve the transportation capacity. MCV incurred reservation charges in 2004, 2003 and 2002, of $35.5 million, $34.8 million and

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

$35.1 million, respectively. The estimated minimum reservation charges required under these agreements for each of the years 2005 through 2009 are $34.3 million, $30.0 million, $21.6 million, $21.6 million and $21.6 million, respectively. These projections are based on current commitments.

Gas Turbine Service Agreements

Under a Service Agreement, as amended, with Alstom, which commenced on January 1, 1990 and was set to expire upon the earlier of the completion of the sixth series of major GTG inspections or December 31, 2009, Alstom sold MCV an initial inventory of spare parts for the GTGs and provided qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV’s request. The Service Agreement was terminated for cause by MCV in February 2004. Alstom disputed MCV’s right to terminate for cause. The parties settled the dispute and the agreement terminated in February 2004.MCV has a maintenance service and parts agreement with General Electric International, Inc. (“GEII”), which commenced July 1, 2004 (“GEII Agreement”). GEII will provide maintenance services and hot gas path parts for MCV’s twelve GTGs, including providing an initial inventory of spare parts for the GTGs and providing qualified service personnel and supporting staff to assist MCV, to perform scheduled inspections on the GTGs, and to repair the GTGs at MCV’s request. Under terms and conditions similar to the MCV/Alstom Service Agreement, as described above the GEII Agreement will cover four rounds of major GTG inspections, which are expected to be completed by the year 2015, at a savings to MCV as compared to the Service Agreement with Alstom. MCV is to make monthly payments over the life of the contract totaling approximately $207 million (subject to escalations based on defined indices. The GEII Agreement can be terminated by either party for cause or convenience. Should termination for convenience occur, a buy out amount will be paid by the terminating party with payments ranging from approximately $19.0 million to $.9 million, based upon the number of operating hours utilized since commencement of the GEII Agreement.

Steam Turbine Service Agreement

MCV entered into a nine year Steam Turbine Maintenance Agreement with General Electric Company effective January 1, 1995, which is designed to improve unit reliability, increase availability and minimize unanticipated maintenance costs. In addition, this contract includes performance incentives and penalties, which are based on the length of each scheduled outage and the number of forced outages during a calendar year. Effective February 1, 2004, MCV and GE amended this contract to extend its term through August 31, 2007. MCV will continue making monthly payments over the life of the contract, which will total $22.3 million (subject to escalation based on defined indices). The parties have certain termination rights without incurring penalties or damages for such termination. Upon termination, MCV is only liable for payment of services rendered or parts provided prior to termination.

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

Property Taxes

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2004 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2004 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several orders correcting errors in the initial decision (together the “MTT Decision”). MCV management has estimated that the MTT Decision will result in a refund to MCV for the tax years 1997 through 2000 of at least approximately $35.3 million in taxes plus $9.6 million of interest as of December 31, 2004. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds (net of approximately $16.1 million of deferred expenses) in earnings at this time.

NOx Allowances

The United States Environmental Protection Agency (“US EPA”) has approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which for 2004 was from May 31 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV estimates that it will have excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of December 31, 2004, MCV has sold 1,200 tons of 2004 allowances for $2.7 million, which is recorded in “Accounts payable and accrued liabilities”, pending resolution of ownership of these credits.

Environmental Issues

On July 12, 2004 the Michigan Department of Environmental Quality (“DEQ”), Air Quality Division, issued MCV a “Letter of Violation” asserting that MCV violated its Air Use Permit to Install No. 209-02 (“PTI”) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. On July 13, 2004 the DEQ, Water Division, issued MCV a “Notice Letter” asserting MCV violated its National Pollutant Discharge Elimination System Permit by discharging heated process waste water into the storm water system, failure to document inspections, and other minor infractions (“alleged NPDES violations”).

MCV has declared all duct burners as unavailable for operational use (which reduces the generation capability of the Facility by approximately 100 MW) and is assessing the duct burner issue and has begun other corrective action to address the DEQ’s assertions. MCV disagrees with certain of the DEQ’s assertions. MCV filed responses to these DEQ letters in July and August 2004. On December 13, 2004, the DEQ informed MCV that it was pursuing an escalated enforcement action against MCV regarding the alleged violations of MCV’s PTI. The DEQ also stated that the alleged violations are deemed federally significant and, as such, placed MCV on the United States Environmental Protection Agency’s High Priority Violators List (“HPVL”). The DEQ and MCV are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove MCV from the HPVL. Any such settlement is likely to involve a fine, but the DEQ has not, at this time, stated what, if any, fine they will seek to impose. At this time, MCV management cannot predict the financial impact or outcome of these issues, however, MCV believes it has

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

resolved all issues associated with the alleged NPDES violations and does not expect any further MDEQ actions on this NPDES matter.

(9)	VOLUNTARY SEVERANCE PROGRAM

In July 2004, MCV announced a Voluntary Severance Program (“VSP”) for all employees (union and non-union employees), subject to certain eligibility requirements. The VSP entitled participating employees, upon termination, to a lump sum payment, based upon number of years of service up to a maximum of 52 weeks of wages. Nineteen employees elected to participate in the VSP and MCV has recorded $1.7 million of severance costs in “Operating Expenses” related to the nineteen employees.

(10)	RETIREMENT BENEFITS

Postretirement Health Care Plans

In 1992, MCV established defined cost postretirement health care plans (“Plans”) that cover all full-time employees, excluding key management. The Plans provide health care credits, which can be utilized to purchase medical plan coverage and pay qualified health care expenses. Participants become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The Plans granted retroactive benefits for all employees hired prior to January 1, 1992. This prior service cost has been amortized to expense over a five-year period. MCV annually funds the current year service and interest cost as well as amortization of prior service cost to both qualified and non-qualified trusts. The MCV accounts for retiree medical benefits in accordance with SFAS 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” This standard required the full accrual of such costs during the years that the employee renders service to the MCV until the date of full eligibility. The accumulated benefit obligation of the Plans were $4.9 million at December 31, 2004 and $3.3 million at December 31, 2003. The measurement date of these Plans was December 31, 2004.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law in December 2003. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. At December 31, 2003, based upon FASB staff position, SFAS No. 106-1, “Employers Accounting for Postretirement Benefits Other Than Pensions,” MCV had elected to defer financial recognition of this legislation until issuance of final accounting guidance. The final SFAS No. 106-2 was issued in second quarter 2004 and supersedes SFAS No. 106-1, which MCV adopted during this same period. The adoption of this standard had no impact to MCV’s financial position because MCV does not consider its Plans to be actuarially equivalent. The Plans benefits provided to eligible participants are not annual or on-going in nature, but are a readily exhaustible, lump-sum amount available for use at the discretion of the participant.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

The following table reconciles the change in the Plans’ benefit obligation and change in Plan assets as reflected on the balance sheet as of December 31 (in thousands):

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$3,276.0	$2,741.9
Service cost	232.1	212.5
Interest cost	174.8	178.2
Actuarial gain (loss)	1,298.0	147.4
Benefits paid during year	(8.3)	(4.0)

Benefit obligation at end of year	4,972.6	3,276.0

Change in Plan assets:
Fair value of Plan assets at beginning of year	2,826.8	2,045.8
Actual return on Plan assets	292.7	527.5
Employer contribution	206.5	257.5
Benefits paid during year	(8.3)	(4.0)

Fair value of Plan assets at end of year	3,317.7	2,826.8

Unfunded (funded) status	1,654.9	449.2
Unrecognized prior service cost	(155.9)	(170.3)
Unrecognized net gain (loss)	(1,499.0)	(278.9)

Accrued benefit cost	$—	$—

Net periodic postretirement health care cost for years ending December 31, included the following components (in thousands):

	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$232.1	$212.5	$197.3
Interest cost	174.8	178.2	188.7
Expected return on Plan assets	(216.1)	(163.7)	(167.0)
Amortization of unrecognized net (gain) or loss	15.7	30.5	14.3

Net periodic benefit cost	$206.5	$257.5	$233.3

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-Point	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$51.6	$44.7
Effect on postretirement benefit obligation	$514.8	$447.1

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Assumptions used in accounting for the Post-Retirement Health Care Plan were as follows:

	2004	2003	2002
Discount rate	5.75%	6.00%	6.75%
Long-term rate of return on Plan assets	8.00%	8.00%	8.00%
Inflation benefit amount
1998 through 2004	0.00%	0.00%	0.00%
2005 and later years	5.00%	4.00%	4.00%

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

MCV’s Plan’s weighted-average asset allocations, by asset category are as follows as of December 31:

Asset Category:	2004	2003
Cash and cash equivalents	1%	11%
Fixed income	19%	17%
Equity securities	80%	72%

Total	100%	100%

Contributions. MCV expects to contribute approximately $.4 million to the Plan in 2005.

Retirement and Savings Plans

MCV sponsors a defined contribution retirement plan covering all employees. Under the terms of the plan, MCV makes contributions to the plan of either five or ten percent of an employee’s eligible annual compensation dependent upon the employee’s age. MCV also sponsors a 401(k) savings plan for employees. Contributions and costs for this plan are based on matching an employee’s savings up to a maximum level.In 2004, 2003 and 2002, MCV contributed $1.4 million, $1.3 million and $1.2 million, respectively under these plans.

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(11) PARTNERS’ EQUITY AND RELATED PARTY TRANSACTIONS

The following table summarizes the nature and amount of each of MCV’s Partner’s equity interest, interest in profits and losses of MCV at December 31, 2004, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of December 31, 2004, 2003 and 2002, and for each of the twelve month periods ended December 31 (in thousands).

Beneficial Owner, Equity Partner,	Equity
Type of Partner and Nature of Related Party	Interest		Interest	Related Party Transactions and Agreements	2004	2003	2002

CMS Energy Company
CMS Midland, Inc.	$396,888		49.0%	Power purchase agreements	$601,535	$513,774	$557,149

General Partner; wholly-owned				Purchases under gas transportation agreements	9,349	14,294	23,552
subsidiary of Consumers Energy				Purchases under spot gas agreements	—	663	3,631
Company				Purchases under gas supply agreements	—	2,330	11,306
				Gas storage agreement	2,563	2,563	2,563
				Land lease/easement agreements	600	600	600
				Accounts receivable	50,364	40,373	44,289
				Accounts payable	1,031	1,025	3,502
				Sales under spot gas agreements	—	3,260	1,084

El Paso Corporation	$141,397		18.1%
Source Midland Limited Partnership				Purchase under gas transportation agreements	12,334	13,023	12,463
(“SMLP”) General Partner; owned by				Purchases under spot gas agreement	—	610	15,655
subsidiaries of El Paso Corporation				Purchases under gas supply agreement	70,000	54,308	47,136
				Gas agency agreement	264	238	365
				Deferred reservation charges under gas purchase	3,152	4,728	—
				agreement
				Accounts receivable	—	—	523
				Accounts payable	10,997	5,751	7,706
				Sales under spot gas agreements	—	3,474	14,007

El Paso Midland, Inc. (“El Paso Midland”)	84,838		10.9	See related party activity listed under SMLP.
General Partner; wholly-owned subsidiary of El Paso Corporation				See related party activity listed under SMLP.

MEI Limited Partnership (“MEI”)				See related party activity listed under SMLP.
A General and Limited Partner; 50% interest owned by El Paso Midland, Inc. and 50% interest owned by SMLP General Partnership Interest	70,701		9.1
Limited Partnership Interest	7,068		.9

Micogen Limited Partnership	35,348		4.5	See related party activity listed under SMLP.
(“MLP”) Limited Partner, owned subsidiaries of El Paso Corporation

Total El Paso Corporation	$339,352		43.5%

The Dow Chemical Company
The Dow Chemical Company	$73,735		7.5%	Steam and electric power agreement	39,055	36,207	29,385

Limited Partner				Steam purchase agreement - Dow Corning Corp (affiliate)	4,289	4,017	3,746
				Purchases under demineralized water supply agreement	8,142	6,396	6,605
				Accounts receivable	4,003	3,431	3,635
				Accounts payable	744	610	1,016
				Standby and backup fees	766	731	734
				Sales of gas under tolling agreement	—	—	6,442

Alanna Corporation
Alanna Corporation	$1	(1)	.00001%	Note receivable	1	1	1

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

Date: February 25, 2005	By	/s/ James M. Kevra
James M. Kevra
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James M. Kevra	President and Chief Executive Officer	February 25, 2005
(Principal Executive Officer)
James M. Kevra

/s/ James M. Rajewski	Chief Financial Officer,	February 25, 2005
Vice President and Controller
James M. Rajewski	(Principal Accounting Officer)

/s/ David W. Joos	Chairman, Management Committee	February 25, 2005

David W. Joos

/s/ Stephen R. McKemy	Member, Management Committee	February 25, 2005

Stephen R. McKemy

EXHIBIT INDEX

Exhibit
Number		Description
3.1	-	Restated Certificate of Limited Partnership dated June 13, 1988 ((a), Exhibit 3.1)).

3.2	-	Amended and Restated Limited Partnership Agreement of MCV dated as of June 13, 1988 ((a) (Exhibit 3.2)).

3.2 (a)	-	Amendment No. 1 dated as of May 26, 1989 to Amended and Restated Limited Partnership Agreement ((a) (Exhibit 3.3)).

3.2 (b)	-	Amendment No. 2 dated as of November 28, 1989 to Amended and Restated Limited Partnership Agreement ((a), Exhibit 3.4)).

3.2 (c)	-	Amendment No. 3 dated as of June 1, 1990 to Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit (2)(b) to CMS Energy Corporation’s Form 10-K dated March 21, 1990, File No. 1-9513).

3.3	-	Memorandum of Agreement, dated March 2, 1990, relating to Amended and Restated Partnership Agreement ((a), (Exhibit 3.6)).

4.1	-	Senior Trust Indenture, Leasehold Mortgage and Security Agreement dated as of June 1, 1990 between Shawmut Bank and United States Trust Company of New York ((a), Exhibit 4.1)).

4.1 (a)	-	Senior Trust Indenture Supplement No. 1 dated as of June 1, 1990 ((a), (Exhibit 4.2)).

4.2	-	Subordinated Trust Indenture, Leasehold Mortgage and Security Agreement dated as of June 1, 1990 between Shawmut Bank and Meridian Trust Company (“Subordinated Trust Indenture”) ((a), (Exhibit 4.5)).

4.2 (a)	-	Subordinated Trust Indenture Supplement No. 1 dated as of June 1, 1990 ((a), (Exhibit 4.6)).

4.2 (b)	-	Subordinated Trust Indenture Supplement No. 2 dated as of July 1, 1990 ((a), (Exhibit 4.7)).

4.3	-	Collateral Trust Indenture dated as of June 1, 1990 among Midland Funding Corporation I, MCV and United States Trust Company of New York (incorporated by reference to Exhibit No. (28)(b) to CMS Energy Corporation’s Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

4.3 (a)	-	Collateral Trust Indenture Supplement No. 1 dated June 1, 1990 ((a), (Exhibit 4.4)).

4.4	-	Collateral Trust Indenture dated as of June 1, 1990 among Midland Funding Corporation II, MCV and Meridian Trust Company (incorporated by reference to Exhibit No. (28)(d) to CMS Energy Corporation’s Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

4.4 (a)	-	Collateral Trust Indenture Supplement No. 1 dated June 1, 1990 ((a), (Exhibit 4.9)).

4.5	-	Amended and Restated Trust Agreement dated as of March 1, 1990 between Shawmut Bank and Owner Participant ((a), (Exhibit 4.10)).

4.6	-	Lease Agreement, dated as of March 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 4.11)).

4.6 (a)	-	Amended and Restated Lease Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 4.12)).

4.6 (b)	-	Amendment No. 1 dated as of January 1, 1992 to Amended and Restated Lease Agreement ((d), (Exhibit 4.17)).

EXHIBIT INDEX

Exhibit
Number		Description
4.6 (c)	-	Second Amended and Restated Agreement of Lease [Part A] dated as of June 1, 1990 among Consumers, MCV, CMS Midland, Inc. and MEC Development Corporation ((a), (Exhibit 4.14)).

4.7	-	Amended and Restated Participation Agreement dated as of June 1, 1990 among MCV, Owner Participant, Shawmut Bank, United States Trust Company, Meridian Trust Company, Midland Funding Corporation I, Midland Funding Corporation II, MDC and Institutional Senior Bond Purchasers ((a), (Exhibit 4.13)).

4.8	-	Ground Lease Assignment and Assumption Agreement dated as of June 1, 1990 among Shawmut Bank and MCV ((a), (Exhibit 4.15)).

4.9	-	Collateral Agency and Intercreditor Agreement dated as of June 1, 1990 between Shawmut Bank, MCV, United States Trust Company, Meridian Trust Company, Bank of Montreal and Manufacturers National Bank of Detroit ((a), (Exhibit 4.16)).

10.1	-	Tax Exempt Collateral Trust Indenture dated as of July 1, 1990 among The Economic Development Corporation of the County of Midland, MCV and Meridian Trust Company (incorporated by reference to Exhibit No. (28)(g) to CMS Energy Corporation’s Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

10.1 (a)	-	Tax Exempt Collateral Trust Indenture Supplement No. 1 dated July 1, 1990 ((a), (Exhibit 10.2)).

10.2	-	Credit Agreement dated as of June 16, 1990 among Bank of Montreal as Agent, the Lenders named therein and MCV ((a), (Exhibit 10.3)), as amended.

10.3	-	CMS Transfer Agreement dated as of January 27, 1987, as amended as of June 13, 1988, among Consumers Power Company, CMS Midland, Inc. and MCV (incorporated by reference to Exhibit (19)(a) to Consumers Power Company’s Form 10-Q for the quarter ended June 30, 1988, File No. 1-5611).

10.4	-	Amended and Restated MDC Transfer Agreement dated as of June 13, 1988, among Consumers Power Company, MEC Development Corporation and MCV, as amended by the March 2, 1990 Memorandum of Agreement with respect to the Amended and Restated Partnership Agreement (incorporated by reference to Exhibit No. (19)(b) to Consumers Power Company’s Form 10-Q for the quarter ended June 30, 1988, File No. 1-5611), as amended by the March 2, 1990 Memorandum of Agreement with respect to the Amended and Restated MDC Transfer Agreement (incorporated by reference to Exhibit (2)(b) to CMS Energy Corporation’s Form 8-K dated March 21, 1990, File No. 1-9513).

10.5	-	Amended and Restated Tax Indemnification Agreement, dated as of June 1, 1990, among MCV and Owner Participant ((a), (Exhibit 10.70)).

10.6	-	Capacity Support Agreement dated as of June 9, 1988, between CMS Energy Corporation and MCV (incorporated by reference to Exhibit No. 10(m) to CMS Energy Corporation’s Annual Report on Form 10-K, for the year ended December 31, 1988, File No. 1-9513).

10.7	-	Registration Rights Agreement dated as of December 17, 1993 among Midland Funding Corporation I, MCV, Consumers and Morgan Stanley & Co. Incorporated and Donaldson, Lufkin & Jearette Securities Corporation ((e), (Exhibit 10.97)).

10.8	-	Power Purchase Agreement, dated as of July 17, 1986, between MCV and Consumers Power Company (“PPA”) ((a), (Exhibit 10.4)).

10.8 (a)	-	Amendment No. 1 to PPA dated September 10, 1987 ((a), (Exhibit 10.5)).

EXHIBIT INDEX

Exhibit
Number		Description
10.8 (b)	-	Amendment No. 2 to PPA dated March 18, 1988 ((a), (Exhibit 10.6)).

10.8 (c)	-	Amendment No. 3 to PPA dated August 28, 1989 ((a), (Exhibit 10.7)).

10.8 (d)	-	Amendment No. 4A to PPA dated May 25, 1989 ((a), (Exhibit 10.8)).

10.9	-	Settlement Agreement dated April 5, 1999, between MCV and Consumers Energy Company ((j), (Exhibit 10.1)).

10.10	-	Special Facilities/Interconnection Agreement dated as of July 8, 1988 between MCV and Consumers Power Company ((a), (Exhibit 10.25)).

10.11	-	Residual Open Access Interconnection Service Purchase Agreement between Consumers Power Company and MCV, dated December 5, 1991 ((c), (Exhibit 10.83)).

10.12	-	Agreement with respect to the transmission of power dated as of June 9, 1988, between Consumers Power Company and MCV ((a), (Exhibit 10.69)).

10.13	-	MCV Backup Agreement dated June 9, 1988 between MCV and Consumers Power Company with respect to Alternative Generating Equipment ((a), (Exhibit 10.27)).

10.14	-	Interconnection Option between MCV, Consumers Power Company, Michigan Gas Storage Company and The Dow Chemical Company dated April 27, 1988 ((a), (Exhibit 10.14)).

10.15	-	Resource Conservation Agreement, dated February 12, 2004, between MCV and Consumers Energy Company.

10.16	-	Reduced Dispatch Agreement, dated July 7, 2004, between MCV and Consumers Energy Company.

10.17	-	Steam and Electric Power Agreement between The Dow Chemical Company and MCV dated January 27, 1987 (the “SEPA”) ((a), (Exhibit 10.10)).

10.17 (a)	-	First Amendment to SEPA ((a), (Exhibit 10.11)).

10.17 (b)	-	Exhibit “A” to SEPA ((a), (Exhibit 10.13)).

10.17 (c)	-	Fourth Amendment to SEPA ((a), (Exhibit 10.15)).

10.17 (d)	-	Fifth Amendment to SEPA ((a), (Exhibit 10.16)).

10.17 (e)	-	Sixth Amendment to SEPA, dated November 20, 1989 ((f), (Exhibit 10.14(e))).

10.17 (f)	-	Seventh Amendment to SEPA, dated November 22, 1994 ((f), (Exhibit 10.14(f))).

10.18	-	Demineralized Water Supply Agreement dated as of January 27, 1987 between MCV and The Dow Chemical Company ((a), (Exhibit 10.31)).

10.19	-	Package Boiler Sale and Support Agreement between The Dow Chemical Company, Consumers Power Company and MCV dated as of January 27, 1987 ((a), (Exhibit 10.32)).

10.20	-	Equipment Lease dated as of January 27, 1987 between The Dow Chemical Company and MCV (the “Equipment Lease”) ((a), (Exhibit 10.71)).

EXHIBIT INDEX

Exhibit
Number		Description
10.20 (a)	-	First Amendment to Equipment Lease effective March 1, 1988 and dated as of May 4, 1988 ((a), (Exhibit 10.72)).

10.20 (b)	-	Second Amendment to Equipment Lease effective December 1, 1989 and dated November 20, 1989 ((a), (Exhibit 10.73)).

10.21	-	Equipment Lease Easement dated as of January 27, 1988 between The Dow Chemical Company and MCV ((a), (Exhibit 10.74)).

10.21 (a)	-	First Amendment to Equipment Lease Easement effective March 1, 1988 and dated May 4, 1988 ((a), (Exhibit 10.75)).

10.21 (b)	-	Second Amendment to Equipment Lease Easement effective December 1, 1989 and dated November 20, 1989 ((a), (Exhibit 10.76)).

10.22	-	Service Agreement dated as of June 9, 1988 between MCV and ABB Alstom Power, Inc. (Previously ABB Energy Services, Inc.) ((a), (Exhibit 10.22)).

10.22 (a)	-	Hot Gas Path Parts Addendum to the Service Agreement dated March 22, 1994 ((e), (Exhibit 10.99)).

10.22 (b)	-	Amendment No. 1 to the Service Agreement dated April 1, 1995 ((g), (Exhibit 10.20(b))).

10.22 (c)	-	Amendment No. 2 to the Service Agreement dated January 15, 1998 ((h), (Exhibit 10.19 (c))).

10.23	-	Operating Agreement, dated as of June 1, 1990, between MCV and Shawmut Bank, as Owner Trustee ((a), (Exhibit 10.23)).

10.24	-	Lessee Mortgage and Security Agreement, dated as of June 1, 1990, between Shawmut Bank, as Owner Trustee, and MCV ((a), (Exhibit 10.24)).

10.25	-	Cogeneration Agreements Assignment, dated as of June 1, 1990, between Shawmut Bank, Owner Trustee, and MCV ((a), (Exhibit 10.26)).

10.26	-	Support Facilities License and Easement Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 10.29)).

10.27	-	Facility Agreements and Governmental Actions Assignment Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 10.30)).

10.28	-	Development Agreement, dated as of June 1, 1990 between MCV, Shawmut Bank, as Owner Trustee, and MCV2 ((a), (Exhibit 10.33)).

10.29	-	Amended and Restated Consent and Agreement, dated as of June 1, 1990, between The Dow Chemical Company, Shawmut Bank, as Owner Trustee, Meridian Trust Company and United States Trust Company, MCV and Consumers Power Company ((a), (Exhibit 10.34)).

10.30	-	Consent and Agreement, dated as of June 1, 1990, between Consumers Power Company, MCV, Shawmut Bank, as Owner Trustee, Meridian Trust Company and United States Trust Company ((a), (Exhibit 10.35)).

10.31	-	Natural Gas Purchase Agreement, dated as of May 1, 1989 between Northern Michigan Gas Exploration Company (“Nomeco”), CMS Energy Corporation and MCV ((a), (Exhibit 10.39)).

EXHIBIT INDEX

Exhibit
Number		Description
10.31 (a)	-	Amendment dated March 1, 1992 to the Natural Gas Purchase Agreement dated as of May 1, 1989 between Nomeco, CMS Energy Corporation and MCV ((e), (Exhibit 10.95)).

10.31 (b)	-	Amendment dated May 11, 1994 to the Natural Gas Purchase Agreement dated as of May 1, 1989 between Nomeco, CMS Energy and MCV,((f), (Exhibit 10.29(b)).

10.32	-	Natural Gas Purchase Agreement, dated as of May 13, 1988 between ANR Production Company and MCV ((a), (Exhibit 10.41)).

10.33	-	Natural Gas Purchase Contract dated August 18, 1994, between Coastal Gas Marketing and MCV ((f), (Exhibit 10.32)).

10.34	-	Natural Gas Purchase Agreement, dated May 1, 1989 between CoEnergy Trading Company (previously Northern Michigan Gas Exploration Company before being assigned to CoEnergy Trading Company on March 14, 1995) and MCV ((a), (Exhibit 10.40)).

10.35	-	Natural Gas Purchase Agreement, dated February 1, 1992 between CoEnergy Trading Company (previously Nomeco Oil and Gas Company before being assigned to CoEnergy Trading Company on July 22, 1994) and MCV ((d), (Exhibit 10.84)).

10.36	-	Natural Gas Purchase Agreement, dated as of June 2, 1997 between MCV and CMS Marketing, Services and Trading Company ((h), (Exhibit 10.33)).

10.37	-	Gas Sales Agreement, dated July 1, 1999, between MCV and CMS Marketing Services and Trading Company ((k), (Exhibit 10.0)).

10.38	-	Gas Sales Agreement, dated November 15, 1998, between MCV and Engage Energy US, L.P. ((l), (Exhibit 10.37)).

10.39	-	Gas Sales Agreement, dated September 20, 1999, between MCV and Engage Energy US, L.P. ((l), (Exhibit 10.38)).

10.40	-	Long Term Gas Agreement, dated September 1, 2000, between MCV and Coastal Merchant Energy, L.P. ((m), (Exhibit 10.39)).

10.41	-	Long Term Gas Agreement, dated October 10, 2000, between MCV and El Paso Merchant Energy Gas, L.P., as amended ((m), (Exhibit 10.40)).

10.42	-	Long Term Gas Agreement, dated October 10, 2000, between MCV and CMS Marketing, Services and Trading Company ((m), (Exhibit 10.41)).

10.43	-	Long Term Gas Agreement, dated October 5, 2001, between MCV and El Paso Merchant Energy, L.P. ((n), (Exhibit 10.42)).

10.44	-	Long Term Gas Agreement, dated October 5, 2001, between MCV and CMS Marketing, Services and Trading Company ((n), (Exhibit 10.43)).

10.45	-	Transportation Service Agreement, dated as of May 25, 1988 between Great Lakes Gas Transmission Company and MCV and letter agreements dated May 25, 1988 and May 26, 1988 ((a), (Exhibit 10.60)).

10.46	-	Transportation Agreement (#17800) dated November 24, 1993 between ANR Pipeline Company and MCV ((f), (Exhibit 10.35)).

EXHIBIT INDEX

Exhibit
Number		Description
10.47	-	Transportation Agreement (#17850) dated November 24, 1993 between ANR Pipeline Company and MCV ((f), (Exhibit 10.36)).

10.48	-	Gas Transportation Agreement (Firm Service), dated as of March 2, 1988, between Michigan Gas Storage and MCV and amendment thereto dated September 21, 1988 and March 28, 2002. ((a), (Exhibit 10.64)).

10.49	-	Transportation Agreement (Firm Contract #011456), dated as of May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.90)).

10.50	-	Transportation Agreement (Firm Contract #011457), dated as of May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.91)).

10.51	-	Transportation Agreement (Firm Contract #011458), dated as of May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.92)).

10.52	-	Firm Transportation Service Form of Transportation Agreement (#013296), dated November 1, 1993 between Trunkline Gas Company and MCV ((e), (Exhibit 10.93)).

10.53	-	Gas Exchange Agreement (Firm Service), dated as of March 2, 1988, between Consumers Power Company and MCV, as amended September 21, 1988 ((a), (Exhibit 10.63)).

10.54	-	Gas Storage Agreement (Firm Service) between MCV and Consumers Power Company dated March 2, 1988 ((a), (Exhibit 10.68)).

10.55	-	The Gas Supply Option dated as of January 27, 1987, between The Dow Chemical Company and MCV ((a), (Exhibit 10.67)).

10.56	-	Master Netting, Setoff and Security Agreement dated December 2, 2002, between El Paso Merchant Energy, L.P. and MCV ((o), (Exhibit 10.55)).

10.57	-	Maintenance Services and Parts Agreement for MCV 11NM Gas Turbines Between MCV and General Electric International, Inc., dated December 31, 2002, ((o), (Exhibit 10.56)), (**).

10.57 (a)	-	Maintenance Services and Parts Agreement for MCV 11NM Gas Turbines Between MCV and General Electric International, Inc., Guaranty Agreement dated January 22, 2003, ((p), (Exhibit 10.55 (a))).

10.57 (b)	-	Maintenance Services and Parts Agreement for MCV 11NM Gas Turbines Between MCV and General Electric International, Inc., Amendment One dated March 21, 2003, ((p), (Exhibit 10.55 (b))).

10.58	-	MCV Senior Management Incentive Plan ((p), (Exhibit 10.58)), (*).

10.59	-	MCV Supplemental Retirement Plan dated July 6, 1992 ((d), (Exhibit 10.87)), (*).

10.60	-	MCV Supplemental Benefit Plan dated January 1, 1989 ((d), (Exhibit 10.88)), (*).

10.61	-	MCV Excess — Benefit Plan dated July 1, 1989 ((d), (Exhibit 10.89)), (*).

21	-	Subsidiaries of Registrant — MCV subsidiaries are in the aggregate not significant subsidiaries as defined in Rule 1-02 (v) of Regulation S-X.

31.1	-	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit
Number		Description
31.2	-	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to MCV’s registration statement on Form S-1 (File No. 33-37977) as the bracketed numbered exhibits.

(b)	Incorporated by reference to MCV’s registration statement on Form S-1 (File No. 33-37977) originally filed on November 23, 1990, as amended, in Amendment No. 1 to File No. 33-37977 as the bracketed numbered exhibits.

(c)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1991 as the bracketed numbered exhibits.

(d)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1992 as the bracketed numbered exhibits.

(e)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1993 as the bracketed numbered exhibits.

(f)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1994 as the bracketed numbered exhibits.

(g)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1995 as the bracketed numbered exhibits.

(h)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1997 as the bracketed numbered exhibits.

(i)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1998 as the bracketed numbered exhibits.

(j)	Incorporated by reference to MCV’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 as the bracketed numbered exhibits.

(k)	Incorporated by reference to MCV’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 as the bracketed numbered exhibits.

(l)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1999 as the bracketed numbered exhibits.

(m)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 2000 as the bracketed numbered exhibits.

(n)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 2001 as the bracketed numbered exhibits.

(o)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 2002 as the bracketed numbered exhibits.

EXHIBIT INDEX

Exhibit
Number	Description
(p)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 2003 as the bracketed number exhibits.

(*)	Exhibits represent Management Contracts and Compensatory Plans and Arrangements.

(**)	Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment for portions of this exhibit has been made, which portions have been omitted from the exhibit and have been filed separately with the Securities and Exchange Commission.