Form 10-Q
period 2005-03-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2005-05-04
CIK 869905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I FINANCIAL INFORMATION

Item 1 Consolidated Financial Statements (Unaudited)

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF
(In Thousands)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139,494	$125,781
Accounts and notes receivable – related parties	42,614	54,368
Accounts receivable	52,228	42,984
Gas inventory	9,421	17,509
Unamortized property taxes	40,949	18,060
Derivative assets	252,610	94,977
Broker margin accounts and prepaid expenses	11,204	13,147

Total current assets	548,520	366,826

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	2,468,231	2,466,944
Pipeline	21,432	21,432

Total property, plant and equipment	2,489,663	2,488,376
Accumulated depreciation	(1,078,621)	(1,062,821)

Net property, plant and equipment	1,411,042	1,425,555

OTHER ASSETS:
Restricted investment securities held-to-maturity	138,812	139,410
Derivative assets, non-current	94,727	24,337
Deferred financing costs, net of accumulated amortization of $18,781 and $18,498, respectively	6,184	6,467
Prepaid gas costs, spare parts deposit, materials and supplies	17,187	17,782

Total other assets	256,910	187,996

TOTAL ASSETS	$2,216,472	$1,980,377

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – related parties	$15,110	$12,772
Accounts payable and accrued liabilities	86,381	69,921
Gas supplier funds on deposit	5,207	19,613
Interest payable	53,604	47,738
Current portion of long-term debt	76,548	76,548

Total current liabilities	236,850	226,592

NON-CURRENT LIABILITIES:
Long-term debt	942,097	942,097
Other	1,442	1,712

Total non-current liabilities	943,539	943,809

COMMITMENTS AND CONTINGENCIES (Note 7)

TOTAL LIABILITIES	1,180,389	1,170,401

PARTNERS’ EQUITY	1,036,083	809,976

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,216,472	$1,980,377

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2005	2004
OPERATING REVENUES:
Capacity	$99,522	$100,660
Electric	44,510	54,229
Steam	6,027	5,618

Total operating revenues	150,059	160,507

OPERATING EXPENSES:
Fuel costs (Note 2)	(119,924)	81,835
Depreciation	22,112	22,267
Operations	4,376	4,757
Maintenance	2,236	3,654
Property and single business taxes	7,337	7,163
Administrative, selling and general	2,800	2,890

Total operating expenses	(81,063)	122,566

OPERATING INCOME	231,122	37,941

OTHER INCOME (EXPENSE):
Interest and other income	2,136	1,167
Interest expense	(25,113)	(27,708)

Total other income (expense), net	(22,977)	(26,541)

NET INCOME	$208,145	$11,400

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2005			2004
	General Partners	Limited Partners	Total	General Partners	Limited Partners	Total
BALANCE, BEGINNING OF PERIOD	$693,824	$116,152	$809,976	$684,334	$114,742	$799,076

Comprehensive Income:

Net income	181,217	26,928	208,145	9,925	1,475	11,400

Other Comprehensive Income:

Unrealized gain on hedging activities since beginning of period	44,416	6,599	51,015	23,428	3,481	26,909

Reclassification adjustments recognized in net income above	(3,268)	(485)	(3,753)	(5,975)	(888)	(6,863)

Dedesignated cash flow hedges (Note 2)	(25,509)	(3,791)	(29,300)	—	—	—

Total other comprehensive income	15,639	2,323	17,962	17,453	2,593	20,046

Total Comprehensive Income	196,856	29,251	226,107	27,378	4,068	31,446

BALANCE, END OF PERIOD	$890,680	$145,403	$1,036,083	$711,712	$118,810	$830,522

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$208,145	$11,400

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	22,395	22,590
Decrease (increase) in accounts receivable	2,510	(8,496)
Decrease in gas inventory	8,088	10,757
Increase in unamortized property taxes	(22,889)	(25,809)
Decrease in broker margin accounts and prepaid expenses	1,943	2,216
Increase in derivative assets	(210,061)	(6,112)
Decrease in prepaid gas costs, spare parts deposit, materials and supplies	595	615
Increase in accounts payable and accrued liabilities	18,798	31,448
(Decrease) increase in gas supplier funds on deposit	(14,406)	4,691
Increase (decrease) in interest payable	5,866	(578)
(Decrease) increase in other non-current liabilities	(270)	44

Net cash provided by operating activities	20,714	42,766

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant modifications and purchases of plant equipment	(7,599)	(2,559)
Maturity of restricted investment securities held-to-maturity	126,353	114,661
Purchase of restricted investment securities held-to-maturity	(125,755)	(114,736)

Net cash used in investing activities	(7,001)	(2,634)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,713	40,132

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,781	173,651

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,494	$213,783

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2004 of Midland Cogeneration Venture Limited Partnership (“MCV”). In the opinion of management, the unaudited financial information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The consolidated financial statements included the accounts of MCV and its wholly-owned subsidiaries. In 1992, MCV had acquired the outstanding common stock of PVCO Corp., a previously inactive company. MCV and PVCO Corp. then entered into a partnership agreement to form MCV Gas Acquisition General Partnership (“MCV GAGP”) for the purpose of buying and selling natural gas on the spot market and other transactions involving natural gas activities. PVCO Corp. and MCV GAGP were dissolved on January 30, 2004 and July 2, 2004, respectively, due to inactivity. All material transactions and balances among entities, which comprised MCV, had been eliminated in the consolidated financial statements. In addition, the dissolution of these wholly-owned subsidiaries had no impact on the financial position and results of operations of MCV. Interim results may not be indicative of results that may be expected for any other interim period or for 2005 as a whole.

(1)	THE PARTNERSHIP AND ASSOCIATED RISKS

MCV was organized to construct, own and operate a combined-cycle, gas-fired cogeneration facility (the “Facility”) located in Midland, Michigan. MCV was formed on January 27, 1987, and the Facility began commercial operation in 1990.

The Facility has a net electrical generating capacity of approximately 1500 MW (including approximately 100 MW of duct burner generation, from five of six duct burners, which are currently unavailable for operational use) and approximately 1.5 million pounds of process steam capacity per hour. MCV has entered into three principal energy sales agreements. MCV has contracted to (i) supply up to 1240 MW of electric capacity and energy (“Contract Capacity”) to Consumers Energy Company (“Consumers”) under the Power Purchase Agreement (“PPA”), for resale to its customers through 2025, (ii) supply electricity and steam to The Dow Chemical Company (“Dow”) through 2008 and 2015, respectively, under the Steam and Electric Power Agreement (“SEPA”) and (iii) supply steam to Dow Corning Corporation (“DCC”) under the Steam Purchase Agreement (“SPA”) through 2011. From time to time, MCV enters into other sales agreements for the sale of excess electric capacity and/or energy available above MCV’s internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers’ ability to perform its obligations under the PPA. Sales pursuant to the PPA have historically accounted for over 90% of MCV’s revenues.

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

The Facility is a qualifying cogeneration facility (“QF”) originally certified by the Federal Energy Regulatory Commission (“FERC”) under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the “Efficiency Percentage”)) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the three months ended March 31, 2005, the Facility achieved a Thermal Percentage of 24.0% and an Efficiency Percentage of 47.5%. The loss of QF status could, among other things, cause the Facility to lose its

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

rights under PURPA to sell power to Consumers at Consumers’ “avoided cost” and subject the Facility to additional federal and state regulatory requirements.

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

In 2004, MCV and Consumers entered into a Resource Conservation Agreement (“RCA”) and a Reduced Dispatch Agreement (“RDA”) which, among other things, provides that Consumers will economically dispatch MCV, based upon the market price of natural gas, if certain conditions are met. Such dispatch is expected to reduce electric production from historic levels, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA and RDA provide for the sharing of savings realized by not having to generate electricity. The RCA and RDA were approved by the MPSC on January 25, 2005 and MCV and Consumers accepted the terms of the MPSC order. The RCA and RDA became effective January 27, 2005. This MPSC order has been appealed by certain parties. MCV management cannot predict the final outcome of this appeal. While awaiting approval of the RCA and RDA, effective October 23, 2004, MCV and Consumers entered into an interim Dispatch Mitigation program for energy dispatch above 1100 MW up to 1240 MW of Contract Capacity under the PPA. This program, which was structured very similarly to the RCA and RDA, was terminated on January 27, 2005 with the effective date of the RCA/RDA which superceded this interim program.

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

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held-to-maturity, as of March 31, 2005 and December 31, 2004, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 6 makes it unnecessary to estimate the fair value of the lessor group (“Owner Participants”) underlying debt and equity instruments supporting such financing obligation, since Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” does not require fair value accounting for the lease obligation.

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

Natural Gas Supply Contracts

MCV management believes that its long-term natural gas contracts, except for those which contain volume optionality and the long term gas contracts under the RCA/RDA, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Mark-to-Market Activity

MCV holds certain long-term gas contracts that do not qualify for the normal purchases and sales exception, under SFAS No. 133, because (1) these gas contracts contain volume optionality and/or (2) are gas contracts associated with the implementation of the RCA/RDA in January 2005. With the implementation of the RCA/RDA, MCV determined that additional gas contracts no longer qualified under the normal purchases and sales exception, because the contracted gas will not be consumed for electric production. Therefore, both the contracts with volume optionality and the contracts affected by the RCA/RDA, are being accounted for as derivatives, which do not qualify for hedge accounting treatment. In addition, the financial hedges associated with the long-term gas contracts now under the RCA/RDA were previously recognized as cash flow hedges in other comprehensive income and were dedesignated as hedges in the first quarter of 2005 and marked-to-market through earnings since the previously hedged long-term gas contracts no longer qualify for the normal purchase and sales exception. MCV expects future earnings volatility on all of these contracts as changes in the mark-to-market recognition are recorded in earnings on a quarterly basis.

The cumulative mark-to-market gain through March 31, 2005 of $264.9 million is recorded as a current and non-current derivative asset on the balance sheet, as detailed below. These assets will reverse over the remaining life of these contracts. For the three months ended March 31, 2005, MCV recorded in “Fuel costs” a gain of $209.3 million for the net mark-to-market adjustment associated with these contracts. In addition, as of March 31, 2005 and December 31, 2004, MCV recorded “Derivative assets” in Current Assets in the amount of $170.2 million and $31.4 million, respectively, and for the same periods recorded “Derivative assets, non-current” in Other Assets in the amount of $94.7 million and $24.3 million, respectively, representing the mark-to-market value on these long-term natural gas contracts.

Natural Gas Supply Futures and Options Which Qualify for Hedge Accounting

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

Cash is deposited with a broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin account balance as of March 31, 2005 and December 31, 2004 was recorded as a current asset in “Broker margin accounts and prepaid expenses,” in the amount of $7.2 million and $1.4 million, respectively.

For the three months ended March 31, 2005, MCV has recognized in other comprehensive income, an unrealized gain of $18.0 million on the gas futures contracts and OTC swaps, which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $83.7 million gain in other comprehensive income as of March 31, 2005. This balance represents natural gas futures, options and OTC swaps with maturities ranging from April 2005 to December 2009, of which $20.3 million of this gain is expected to be

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

reclassified into earnings within the next twelve months. MCV also has recorded, as of March 31, 2005, an $82.4 million current derivative asset in “Derivative assets,” representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the three months ended March 31, 2005, MCV has recorded a net $10.8 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations.

For the three months ended March 31, 2004, MCV recognized an unrealized $20.0 million increase in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, which resulted in a net $51.3 million gain in other comprehensive income as of March 31, 2004. For the three months ended March 31, 2004, MCV had recorded a net $5.2 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $1.0 million gain in earnings from cost mitigation activities.

(3)	RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY

Non-current restricted investment securities held-to-maturity have carrying amounts that approximate fair value because of the short maturity of these instruments and consist of the following as of (in thousands):

	March 31,	December 31,
	2005	2004
Funds restricted for rental payments pursuant to the Overall
Lease Transaction	$137,369	$138,150

Funds restricted for management non-qualified plans	1,443	1,260

Total	$138,812	$139,410

(4)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of (in thousands):

	March 31,	December 31,
	2005	2004
Accounts Payable – Related Parties	$15,110	$12,772

Accounts Payable – Non-related
Trade creditors	$50,634	$53,476
Property and single business taxes	30,464	11,833
Other	5,283	4,612

Total Accounts Payable – Non-related	$86,381	$69,921

(5)	GAS SUPPLIER FUNDS ON DEPOSIT

Pursuant to individual gas contract terms with counterparties, deposit amounts or letters of credit may be required by one party to the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will be posted by one party to the other based on the net amount of the exposure. Interest is earned on funds on deposit. As of March 31, 2005, MCV is supplying credit support to a gas supplier in the form of a letter of credit in the amount of $2.4 million. As of March 31, 2005, MCV is holding $5.2 million of cash on deposit from one of MCV’s brokers. In addition as of March 31, 2005, MCV is also holding letters of credit totaling $281.6 million from four gas suppliers, of which $250.6 million is a letter of credit from El Paso Corporation (“El Paso”), a related party.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(6)	LONG-TERM DEBT

Long-term debt consists of the following as of (in thousands):

	March 31,	December 31,
	2005	2004
Financing obligation, maturing through 2015, payable in semi-annual installments of principal and interest, secured by property, plant and equipment	$1,018,645	$1,018,645

Less current portion	(76,548)	(76,548)

Total long-term debt	$942,097	$942,097

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

Interest and fees incurred related to long-term debt arrangements during the three months ended March 31, 2005 and 2004 were $24.8 million and $27.4 million, respectively. Interest and fees paid for the three months ended March 31, 2005 and 2004 were $19.0 million and $27.9 million, respectively.

(7)	COMMITMENTS AND CONTINGENCIES

Property Tax Appeal

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2004 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2004 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several orders correcting errors in the initial decision (together the “MTT Decision”). MCV management has estimated that the MTT Decision and the impact of Michigan law (Proposal A, which caps tax increases) will result in a refund to MCV for the tax years 1997 through 2004 of at least $76.9 million, inclusive of interest as of March 31, 2005. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds in earnings at this time.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOx Allowances

The United States Environmental Protection Agency (“US EPA”) has approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which is from May 1 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV has excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of March 31, 2005, MCV has sold 400 tons of 2005 allowances and 1,200 tons of 2004 allowances for $1.4 million and $2.7 million, respectively, which are recorded in “Accounts payable and accrued liabilities”, pending resolution of ownership of these allowances.

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

MCV has declared five of the six duct burners as unavailable for operational use (which reduces the generation capability of the Facility by approximately 100 MW) and is assessing the duct burner issue and has begun other corrective action to address the DEQ’s assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the unique configuration of that particular unit. MCV disagrees with certain of the DEQ’s assertions. MCV filed responses to these DEQ letters in July and August 2004. On December 13, 2004, the DEQ informed MCV that it was pursuing an escalated enforcement action against MCV regarding the alleged violations of MCV’s PTI. The DEQ also stated that the alleged violations are deemed federally significant and, as such, placed MCV on the United States Environmental Protection Agency’s High Priority Violators List (“HPVL”). The DEQ and MCV are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove MCV from the HPVL. Any such settlement is likely to involve a fine, but the DEQ has not, at this time, stated what, if any, fine they will seek to impose. MCV has accrued $50,000 for this issue. At this time, MCV management cannot predict the financial impact or outcome of these issues, however, MCV believes it has resolved all issues associated with the alleged NPDES violations and does not expect any further MDEQ actions on this NPDES matter.

(8)	RETIREMENT BENEFITS

Postretirement Health Care Plans

In 1992, MCV established defined benefit postretirement health care plans (“Plans”) that cover all full-time employees, excluding key management. The Plans provide health care credits, which can be utilized to purchase medical plan coverage and pay qualified health care expenses. Participants become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The Plans granted retroactive benefits for all employees hired prior to January 1, 1992. This prior service cost has been amortized to expense over a five year period. MCV annually funds the current year service and interest cost as well as amortization of prior service cost to both qualified and non-qualified trusts. The MCV accounts for retiree medical benefits in accordance with SFAS 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” This

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     standard required the full accrual of such costs during the years that the employee renders service to the MCV until the date of full eligibility.

     Net periodic postretirement health care cost for the three months ending March 31, included the following components (in thousands):

	2005	2004
Components of net periodic benefit cost:
Service cost	$77.9	$58.0
Interest cost	57.5	43.7
Expected return on Plan assets	(46.9)	(54.0)
Amortization of unrecognized net loss	21.4	3.9

Net periodic benefit cost	$109.9	$51.6

Contributions

Since MCV’s Plan is funded annually, no contributions have been made for the quarter ended March 31, 2005. MCV expects to contribute approximately $.4 million to the Plans in December 2005.

Supplemental Retirement Benefits

MCV provides supplemental retirement, postretirement healthcare and excess benefit plans for key management. These plans are not qualified plans under the Internal Revenue Code; therefore, earnings of the trusts maintained by MCV to fund these plans are taxable to the Partners and trust assets are included in the assets of MCV.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(9)	PARTNERS’ EQUITY AND RELATED PARTY TRANSACTIONS

The following table summarizes the nature and amount of each of MCV’s Partner’s equity interest, interest in profits and losses of MCV at March 31, 2005, and the nature and amount of related party transactions or agreements that existed with MCV’s partners or affiliates as of March 31, 2005 and 2004, and for each of the three month periods ended March 31 (in thousands):

Beneficial Owner, Equity Partner,	Equity
Type of Partner and Nature of Related Party	Interest		Interest	Related Party Transactions and Agreements	2005	2004

CMS Energy Company
CMS Midland, Inc.	$507,680		49.0%	Power purchase agreements	$120,319	$149,446

General Partner; wholly-owned subsidiary of Consumers Energy Company				Purchases under gas transportation agreements	2,303	2,314
				Gas storage agreement	641	641
				Land lease/easement agreements	150	150
				Accounts receivable	38,687	50,403
				Accounts payable	3,987	1,677

El Paso Corporation
Source Midland Limited Partnership	$182,379		18.1%	Purchase under gas transportation
(“SMLP”) General Partner; owned by subsidiaries of El Paso				agreements	3,435	3,123
Corporation				Purchases under gas supply agreement	27,629	14,484
				Gas agency agreement	33	59
				Accounts payable	10,452	5,987
				Deferred reservation charges under gas purchase agreement	2,763	4,336

El Paso Midland, Inc. (“El Paso Midland”)	109,427		10.9	See related party activity listed under SMLP.
General Partner; wholly-owned subsidiary of El Paso Corporation

MEI Limited Partnership (“MEI”)				See related party activity listed under SMLP.
A General and Limited Partner;
50% interest owned by El Paso Midland, Inc.
and 50% interest owned by SMLP
General Partnership Interest	91,194		9.1
Limited Partnership Interest	9,117		.9

Micogen Limited Partnership	45,592		4.5	See related party activity listed under SMLP.
(“MLP”) Limited Partner, owned subsidiaries of El Paso Corporation

Total El Paso Corporation	$437,709		43.5%

The Dow Chemical Company
The Dow Chemical Company	$90,693		7.5%	Steam and electric power agreement	10,514	9,665

Limited Partner				Steam purchase agreement - Dow Corning Corp (affiliate)	1,391	1,397
				Purchases under demineralized water supply agreement	1,951	2,166
				Accounts receivable	3,926	3,549
				Accounts payable	671	753
				Standby and backup fees	197	184

Alanna Corporation
Alanna Corporation	$1	(1)	.00001%	Note receivable	1	1

Limited Partner; wholly-owned subsidiary of Alanna Holdings Corporation

TOTAL PARTNERS’ EQUITY	$1,036,083		100.0%

Footnotes to Partners’ Equity and Related Party Transactions

(1)	Alanna’s capital stock is pledged to secure MCV’s obligation under the lease and other overall lease transaction documents.

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations (MD&A)

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2004 of the Midland Cogeneration Venture Limited Partnership (“MCV”).

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

Comparison of the Three Months ended March 31, 2005 and 2004:

Overview

For the first quarter of 2005, MCV recorded net income of $208.1 million, which includes a $209.3 million mark-to-market gain. The mark-to-market gain is on long term gas contracts required to be marked-to-market, by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” MCV’s net income for the first quarter of 2004 was $11.4 million, which included a $6.4 million mark-to-market gain on the long term gas contracts. The earnings increase for the first quarter of 2005 compared to 2004 of $196.7 million is the result of a $202.9 million favorable change in the long term gas contract mark-to-market value, a lower net gas usage, increased electric billing rates under the PPA and lower interest expense. This increase was partially offset by higher natural gas prices.

Operating Revenues

The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

	Three Months Ended
	March 31,
	2005	2004
Operating Revenues	$150,059	$160,507

Capacity Revenue	$99,522	$100,660
PPA Contract Capacity (MW)	1,240	1,240
Billed PPA Availability	98.5%	98.5%

Electric Revenue	$44,510	$54,229
PPA Delivery as Percentage of Contract Capacity	66.9%	93.4%
PPA, SEPA and Other Electric Deliveries (MWh)	1,913,006	2,656,320
Average PPA Variable Energy Rate ($ / MWh)	$16.70	$15.69
Average PPA Fixed Energy Rate ($ / MWh)	$3.99	$3.59

Steam Revenue	$6,027	$5,618
Steam Deliveries (Mlbs)	1,727,960	1,757,400

For the first quarter of 2005, MCV’s operating revenues decreased $10.4 million from the first quarter of 2004. This decrease is due primarily to a lower electric dispatch due to the implementation of the RCA/RDA on January 27, 2005 and due to one less day of capacity revenues in 2005, since 2004 was a leap year. This decrease was partially offset by an increase in the energy rates under the PPA.

Operating Expenses

For the first quarter of 2005, MCV’s operating expenses were a negative $81.1 million, which includes negative fuel costs of $119.9 million, including a $209.3 million mark-to-market gain on certain natural gas contracts. During this period, MCV purchased approximately 16.0 bcf of natural gas, and a net 1.6 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 17.6 bcf at an average commodity cost of $4.42 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the first quarter of 2004, MCV’s operating expenses were $122.6 million, which includes $81.8 million of fuel costs, including a $6.3 million mark-to-market net gain on certain natural gas contracts. During this period, MCV purchased approximately 20.7 bcf of natural gas, and a net 2.7 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 23.4 bcf at an average commodity cost of $3.31 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the first quarter of 2005 compared to 2004 decreased by $201.7 million. This fuel cost decrease was primarily due to a $202.9 million favorable change in the mark-to-market value of the long term gas contracts. This significant increase is the result of the implementation of the RCA/RDA effective January 27, 2005, which then resulted in additional long term gas contracts no longer being accounted for under the normal purchase and sales exception, per SFAS No. 133, resulting in additional gas contracts requiring mark-to-market accounting. This decrease in fuel costs, resulting from the favorable mark-to-market change was slightly offset by an increase of $1.2 million from a net cost increase in the RCA/RDA program.

For the first quarter of 2005, operating expenses other than fuel costs decreased $2.0 million from the first quarter of 2004. This decrease is primarily the result of lower maintenance and repair costs and lower costs under MCV’s long-term maintenance agreement.

Other Income (Expense)

For the first quarter of 2005 compared to 2004, interest and other income increased by $1.0 million resulting primarily from increased interest rates on MCV’s invested cash. For the first quarter of 2005 compared to 2004, interest expense decreased due to a lower outstanding principal balance on MCV’s financing obligation.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2005 and 2004, net cash generated by MCV’s operations was $20.7 million and $42.8 million, respectively. Included in MCV’s net cash generated as of March 31, 2005 is a net $12.9 million of cash collateral paid to MCV, based upon the net amount of exposure on MCV’s long term natural gas contracts with counterparties. This collateral balance will vary with changes in market prices, credit provisions and various other factors. MCV’s cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next ten years. During the three months ended March 31, 2005 and 2004, MCV paid financing obligation requirements of $18.9 million and $27.9 million, respectively, as required under the Overall Lease Transaction.

MCV also has a $50.0 million working capital line (“Working Capital Facility”), which was renewed through a syndication in August 2004, to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers’ credit rating. The Working Capital Facility term currently expires on August 27, 2005. MCV did not utilize the Working Capital Facility during the first three months of 2005 except for letters of credit associated with normal business practices. As of March 31, 2005, MCV had $47.6 million available under its Working Capital Facility. As of March 31, 2005, MCV’s borrowing base was capped at the maximum amount available of $50.0 million and MCV had outstanding letters of credit in the amount of $2.4 million. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur in the near term.

In the near term, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls to the extent available for such purposes. See Item 2, “MD&A – Outlook Energy Rates and Cost of Production.” As of March 31, 2005, there were approximately $278.3 million of cash reserves of which $137.4 million had been reserved for the debt portion of the financing obligation.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS

MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of March 31, 2005, MCV has the following contractual financial obligations and commitments:

	Payments Due by Period (1) (In Millions)
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Long term Debt (2)	$1,502.4	$155.5	$306.9	$298.0	$742.0

Unconditional Purchase Obligations (3)	$3,033.7	$356.9	$1,007.5	$812.5	$856.8
Other Long term Obligations (4)	195.4	12.1	27.4	21.7	134.2

Total Contractual Cash Obligations	$3,229.1	$369.0	$1,034.9	$834.2	$991.0

	Amount of Commitment Expiration Per Period
		Less Than	One to	Three to	More Than
Commercial Commitments	Total	One Year	Three Years	Five Years	Five Years

Working Capital Facility	$50.0	$50.0	$—	$—	$—

(1)	Payment periods represent calendar years beginning with January 1, 2005.

(2)	Represents expected cash payments, including interest.

(3)	Represents estimated minimum commitments under current long term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.

(4)	Represents the cost of current Facility maintenance service agreements and spare parts.

(5)	No amounts have been included for early termination fees under the PPA, SEPA or SPA.

OFF-BALANCE SHEET ARRANGEMENTS

As part of MCV’s ongoing business, MCV does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2005, MCV was not involved in any unconsolidated SPE transactions.

OUTLOOK

Results of operations are largely dependent on successfully maintaining availability of the Facility at or near Contract Capacity levels, the availability of natural gas and the level of energy rates paid to MCV relative to the cost of fuel used for generation.

Operating Outlook. During the first three months of 2005, approximately 72% of PPA revenues were capacity payments under the PPA, which were billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 98.5% for the first three months of 2005, 98.6% for 2004 and 99.4% for 2003. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long term PPA availability to meet or exceed the capped level of 98.5%, though prolonged equipment outages could materially reduce the level of availability.

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

In March 1998, Consumers began economically dispatching the Facility by scheduling energy deliveries on an economic basis relative to the cost of other energy resources available to Consumers, resulting in an average dispatch (without dispatch reduction transactions) of approximately 79% from April 1998 through December 2003. Previously, the Facility was being dispatched on an uneconomic basis (relative to the cost of other energy resources) under the terms of the 915 MW Settlement and the 325 MW Settlement , averaging approximately 90% annual dispatch. In July 2000, in response to rapidly escalating natural gas prices and since Consumers electric rates were frozen, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to the 915 MW Settlement and the 325 MW Settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). In 2004, MCV and Consumers entered into the RCA and RDA which, among other things, provides that Consumers will economically dispatch MCV, based upon the market price of natural gas, if certain conditions are met. Such dispatch is expected to reduce electric production from historic levels, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA and RDA provide for the sharing of savings realized by not having to generate electricity. The RCA and RDA were approved by the MPSC on January 25, 2005 and MCV and Consumers accepted the terms of the MPSC order. The RCA and RDA became effective January 27, 2005. This MPSC order has been appealed by certain parties. MCV management cannot predict the final outcome of this appeal. For the three months ended March 31, 2005, MCV estimates that these programs have resulted in net savings of approximately $7.6 million, a portion of which is realized in reduced maintenance expenditures in future years. In addition, $2.3 million of this net savings has been reserved as a liability for funding of the renewable energy program, as provided for in the RCA.

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

Electric Industry Restructuring. As stated in Item 2, “MD&A – Outlook”, at both the state and federal level, efforts continue to restructure the electric industry. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying Consumers recovery of above-market PPA costs, MCV’s cash flows may be negatively impacted, especially in the period after 2007. Over 90% of MCV’s revenues come from sales pursuant to the PPA. MCV continues to monitor and participate in these matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. Any future adjustment to property, plant and equipment, if required, would result in a one-time negative earnings impact. At this time, MCV management cannot predict the outcome of these matters or the magnitude of any possible adjustment.

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

MCV holds certain long-term gas contracts that do not qualify for the normal purchases and sales exception, under SFAS No. 133, because (1) these gas contracts contain volume optionality and/or (2) are gas contracts associated with the implementation of the RCA/RDA in January 2005. With the implementation of the RCA/RDA, MCV determined that additional gas contracts no longer qualified under the normal purchases and sales exception, because the contracted gas will not be consumed for electric production. Therefore, both the contracts with volume optionality and the contracts affected by the RCA/RDA, are being accounted for as derivatives, which do not qualify for hedge accounting treatment. In addition, the financial hedges associated with the long-term gas contracts now under the RCA/RDA were previously recognized as cash flow hedges in other comprehensive income and were dedesignated as hedges in the first quarter of 2005 and marked-to-market through earnings since the previously hedged long-term gas contracts no longer qualify for the normal purchase and sales exception. MCV expects future earnings volatility on all of these contracts as changes in the mark-to-market recognition are recorded in earnings on a quarterly basis. The cumulative mark-to-market gain through March 31, 2005 is $264.9 million, which will reverse over the remaining life of the outstanding contracts.

Property Tax Appeals. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2004 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2004 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several orders correcting errors in the initial decision (together the “MTT Decision”). MCV management has estimated that the MTT Decision and the impact of Michigan law (Proposal A, which caps tax increases) will result in a refund to MCV for the tax years 1997 through 2004 of at least $76.9 million, inclusive of interest as of March 31, 2005. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds in earnings at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to MCV’s operations result primarily from changes in commodity prices and interest rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Part 1, Item 1, “Condensed Notes to Unconsolidated Financial Statements - Note 2, Risk Management Activities and Derivative Transactions and Note 6, Long Term Debt”.

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

MCV’s short-term investments, which are made up of investment securities held to maturity and as of March 31, 2005, have original maturity dates of approximately one year or less.

For MCV’s financing obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement:

	Expected Maturity In
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Debt:
Long term Debt Fixed Rate (in millions)	$155.5	$156.0	$150.9	$150.9	$147.1	$742.0	$1,502.4	N/A
Avg. Interest Rate	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%

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

The following table provides information about MCV’s futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from April 2005 to December 2009. The table presents the carrying amounts and fair values at March 31, 2005:

	Expected Maturity in 2005/2007	Fair Value
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	3,428	—
Weighted Average Price Long (per 10,000 MMBtu)	$5.140	$7.674
Contract Amount ($US in Millions)	$176.2	$263.1

	Expected Maturity in 2005/2009	Fair Value
NYMEX Commodity Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	3,367.3	—
Weighted Average Price Long (per 10,000 MMBtu)	$4.530	$6.287
Contract Amount ($US in Millions)	$152.5	$211.7

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

MCV’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, MCV’s CEO and CFO have concluded that, as of the end of such period, its disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2005, there have not been any changes in MCV’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, MCV’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Property Taxes

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2004 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2004 are being held in abeyance. On January 23, 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 through 2000 and has issued several orders correcting errors in the initial decision (together the “MTT Decision”). MCV management has estimated that the MTT Decision and the impact of Michigan law (Proposal A, which caps tax increases) will result in a refund to MCV for the tax years 1997 through 2004 of at least $76.9 million, inclusive of interest as of March 31, 2005. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds in earnings at this time.

NOx Allowances

The United States Environmental Protection Agency (“US EPA”) has conditionally approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate, NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which is from May 31 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV has excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. As of March 31, 2005, MCV has sold 400 tons of 2005 allowances and 1,200 tons of 2004 allowances for $1.4 million and $2.7 million, respectively, which has been recorded as a liability pending resolution of ownership of these credits. MCV management cannot predict the outcome of this issue.

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

Item 6. Exhibits

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

(Registrant)

Dated:	May 3, 2005	/s/ James M. Kevra

James M. Kevra
President and Chief Executive Officer

Dated:	May 3, 2005	/s/ James M. Rajewski

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