Form 10-Q
period 2005-06-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2005-08-02
CIK 869905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF
(In Thousands)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$208,725	$125,781
Accounts and notes receivable — related parties	38,422	54,368
Accounts receivable	48,458	42,984
Gas inventory	13,951	17,509
Unamortized property taxes	32,898	18,060
Derivative assets	240,227	94,977
Broker margin accounts and prepaid expenses	13,551	13,147

Total current assets	596,232	366,826

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	2,470,618	2,466,944
Pipeline	21,432	21,432

Total property, plant and equipment	2,492,050	2,488,376
Accumulated depreciation	(1,096,395)	(1,062,821)

Net property, plant and equipment	1,395,655	1,425,555

OTHER ASSETS:
Restricted investment securities held-to-maturity	139,983	139,410
Derivative assets, non-current	85,312	24,337
Deferred financing costs, net of accumulated amortization of $19,071 and $18,498, respectively	5,895	6,467
Prepaid gas costs, spare parts deposit, materials and supplies	16,648	17,782

Total other assets	247,838	187,996

TOTAL ASSETS	$2,239,725	$1,980,377

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities — related parties	$15,325	$12,772
Accounts payable and accrued liabilities	85,220	69,921
Gas supplier funds on deposit	23,905	19,613
Interest payable	78,945	47,738
Current portion of long-term debt	76,548	76,548

Total current liabilities	279,943	226,592

NON-CURRENT LIABILITIES:
Long-term debt	942,097	942,097
Other	1,462	1,712

Total non-current liabilities	943,559	943,809

COMMITMENTS AND CONTINGENCIES (Note 7)

TOTAL LIABILITIES	1,223,502	1,170,401

PARTNERS’ EQUITY	1,016,223	809,976

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,239,725	$1,980,377

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Capacity	$100,671	$99,509	$200,193	$200,169
Electric	37,633	54,889	82,143	109,118
Steam	4,622	4,300	10,649	9,918

Total operating revenues	142,926	158,698	292,985	319,205

OPERATING EXPENSES:
Fuel costs (Note 2)	119,899	97,474	(25)	179,309
Depreciation	22,647	22,153	44,759	44,420
Operations	3,851	4,531	8,227	9,288
Maintenance	2,083	3,389	4,319	7,043
Property and single business taxes	7,336	7,258	14,673	14,421
Administrative, selling and general	2,380	2,478	5,180	5,368

Total operating expenses	158,196	137,283	77,133	259,849

OPERATING INCOME (LOSS)	(15,270)	21,415	215,852	59,356

OTHER INCOME (EXPENSE):
Interest and other income	3,955	1,339	6,091	2,506
Interest expense	(25,706)	(28,352)	(50,819)	(56,060)

Total other income (expense), net	(21,751)	(27,013)	(44,728)	(53,554)

NET INCOME (LOSS)	$(37,021)	$(5,598)	$171,124	$5,802

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2005			2004
	General	Limited		General	Limited
	Partners	Partners	Total	Partners	Partners	Total
BALANCE, BEGINNING OF PERIOD	$890,680	$145,403	$1,036,083	$711,712	$118,810	$830,522

Comprehensive Income:

Net income (loss)	(32,231)	(4,790)	(37,021)	(4,874)	(724)	(5,598)

Other Comprehensive Income:

Unrealized gain on hedging activities since beginning of period	17,815	2,648	20,463	11,485	1,707	13,192

Reclassification adjustments recognized in net income above	(2,874)	(428)	(3,302)	(7,896)	(1,173)	(9,069)

Total other comprehensive income	14,941	2,220	17,161	3,589	534	4,123

Total Comprehensive Income	(17,290)	(2,570)	(19,860)	(1,285)	(190)	(1,475)

BALANCE, END OF PERIOD	$873,390	$142,833	$1,016,223	$710,427	$118,620	$829,047

	Six Months Ended
	June 30,
	2005			2004
	General	Limited		General	Limited
	Partners	Partners	Total	Partners	Partners	Total
BALANCE, BEGINNING OF PERIOD	$693,824	$116,152	$809,976	$684,334	$114,742	$799,076

Comprehensive Income:

Net income	148,986	22,138	171,124	5,051	751	5,802

Other Comprehensive Income:

Unrealized gain on hedging activities since beginning of period	62,231	9,247	71,478	34,913	5,188	40,101

Reclassification adjustments recognized in net income above	(6,142)	(913)	(7,055)	(13,871)	(2,061)	(15,932)

Dedesignated cash flow hedges (Note 2)	(25,509)	(3,791)	(29,300)	—	—	—

Total other comprehensive income	30,580	4,543	35,123	21,042	3,127	24,169

Total Comprehensive Income	179,566	26,681	206,247	26,093	3,878	29,971

BALANCE, END OF PERIOD	$873,390	$142,833	$1,016,223	$710,427	$118,620	$829,047

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171,124	$5,802

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	45,331	45,073
Decrease in accounts receivable	10,472	405
Decrease in gas inventory	3,558	2,304
Increase in unamortized property taxes	(14,838)	(18,576)
Increase in broker margin accounts and prepaid expenses	(404)	(2,629)
Increase in derivative assets	(171,102)	(5,316)
Decrease in prepaid gas costs, spare parts deposit, materials and supplies	1,134	1,263
Increase in accounts payable and accrued liabilities	17,852	40,498
Increase in gas supplier funds on deposit	4,292	23,180
Increase in interest payable	31,207	27,350
(Decrease) increase in other non-current liabilities	(250)	63

Net cash provided by operating activities	98,376	119,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant modifications and purchases of plant equipment	(14,859)	(3,184)
Maturity of restricted investment securities held-to-maturity	222,070	299,967
Purchase of restricted investment securities held-to-maturity	(222,643)	(300,399)

Net cash used in investing activities	(15,432)	(3,616)

NET INCREASE IN CASH AND CASH EQUIVALENTS	82,944	115,801

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,781	173,651

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$208,725	$289,452

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2004 of Midland Cogeneration Venture Limited Partnership (“MCV”). In the opinion of management, the unaudited financial information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. The consolidated financial statements include the accounts of MCV and its wholly-owned subsidiaries. In 1992, MCV had acquired the outstanding common stock of PVCO Corp., a previously inactive company. MCV and PVCO Corp. then entered into a partnership agreement to form MCV Gas Acquisition General Partnership (“MCV GAGP”) for the purpose of buying and selling natural gas on the spot market and other transactions involving natural gas activities. PVCO Corp. and MCV GAGP were dissolved on January 30, 2004 and July 2, 2004, respectively, due to inactivity. All material transactions and balances among entities which comprised MCV have been eliminated in the consolidated financial statements. In addition, the dissolution of these wholly-owned subsidiaries had no impact on the financial position and results of operations of MCV. Interim results may not be indicative of results that may be expected for any other interim period or for 2005 as a whole.
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
The Facility is a qualifying cogeneration facility (“QF”) originally certified by the Federal Energy Regulatory Commission (“FERC”) under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the “Efficiency Percentage”)) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the six months ended June 30, 2005, the Facility achieved a Thermal Percentage of 24.1% and an Efficiency Percentage of 47.3%. The loss of QF status could, among other things, cause the Facility to lose its rights under

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
PURPA to sell power to Consumers at Consumers’ “avoided cost” and subject the Facility to additional federal and state regulatory requirements.
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
In 1999, the U.S. District Court granted summary judgment to MCV declaring that the Restructuring Orders are preempted by federal law to the extent they prohibit Consumers from recovering from its customers any charge for avoided costs (or “stranded costs”) to be paid to MCV under PURPA pursuant to the PPA. In 2001, the United States Court of Appeals (“Appellate Court”) vacated the U.S. District Court’s 1999 summary judgment and ordered the case dismissed based upon a finding that no actual case or controversy existed for adjudication between the parties. The Appellate Court determined that the parties’ dispute is hypothetical at this time and the QFs’ (including MCV) claims are premised on speculation about how an order might be interpreted by the MPSC in the future.
Two significant issues that could affect MCV’s future financial performance are the price of natural gas and Consumers’ ability/obligation to pay PPA charges. First, natural gas prices have historically been volatile and

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
extremely difficult to forecast. In addition, there is no consensus among forecasters as to whether the price or range will increase, decrease or remain at current levels over any period of time, of future prices of natural gas. Since December 2004, the spot price of natural gas has risen by approximately $0.60 per Mcf, and natural gas futures contract prices (as of the last trading day of each month) for the period 2006 to 2010 are an average of approximately $1.80 per Mcf higher. Even with the RCA and RDA, if gas prices stay at present levels or increase, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financing obligations and a recognition of an impairment charge to property, plant and equipment. Second, Consumers’ ability/obligation to pay PPA charges may be affected by an MPSC order denying Consumers’ recovery from ratepayers. This issue is likely to be addressed in the timeframe of 2007 or beyond. MCV continues to monitor the current and long-term trends in natural gas prices, and to participate in MPSC matters, as appropriate. MCV management cannot, at this time, predict the future impact or outcome of these matters.
(2)	RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS
Fair Value of Financial Instruments
The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held-to-maturity, as of June 30, 2005 and December 31, 2004, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 6 makes it unnecessary to estimate the fair value of the lessor group (“Owner Participants”) underlying debt and equity instruments supporting such financing obligation, since Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” does not require fair value accounting for the lease obligation.
Accounting for Derivative Instruments and Hedging Activities
Effective January 1, 2001, MCV adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which was issued in June 1998 and then amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities — An amendment of FASB Statement No. 133” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activity (collectively referred to as “SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative’s gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.
Electric Sales Agreements
Prior to April 1, 2005, MCV had concluded that its electric sales agreements did not qualify as derivatives under SFAS No. 133, due to the lack of an active energy market in the Sate of Michigan. With the launch of the Midwest Independent System Operator (MISO) market effective April 1, 2005, MCV concluded that an active energy market may exist and as such, the agreements may qualify as derivatives. MCV currently believes that these electric sales agreements qualify under SFAS No. 133 for the normal purchase and normal sale exception. Therefore, these contracts continue to not be recognized at fair value on the balance sheet.
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
The cumulative mark-to-market gain through June 30, 2005 of $226.0 million is recorded as a current and non-current derivative asset on the balance sheet, as described below. These assets will reverse over the remaining life of these contracts. For the six months ended June 30, 2005, and second quarter 2005, MCV recorded in “Fuel costs” a gain of $170.5 million and a loss of $38.9 million, respectively, for the net mark-to-market adjustment associated with these contracts. In addition, as of June 30, 2005 and December 31, 2004, MCV recorded “Derivative assets” in Current Assets in the amount of $140.7 million and $31.4 million, respectively, and for the same periods recorded “Derivative assets, non-current” in Other Assets in the amount of $85.3 million and $24.3 million, respectively, representing the mark-to-market value on these long-term natural gas contracts.
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
Cash is deposited with a broker in a margin account at the time futures or options contracts are initiated. The change in market value of these contracts requires adjustment of the margin account balances. The margin account balance as of June 30, 2005 and December 31, 2004 was recorded as a current asset in “Broker margin accounts and prepaid expenses,” in the amount of $2.5 million and $1.4 million, respectively.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
For the six months ended June 30, 2005, MCV has recognized in other comprehensive income, net unrealized gain of $35.1 million on the gas futures contracts and OTC swaps (including a $29.3 million loss of dedesignated cash flow hedges), which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $100.9 million gain in other comprehensive income as of June 30, 2005. This balance represents natural gas futures, options and OTC swaps with maturities ranging from July 2005 to December 2009, of which $19.0 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of June 30, 2005, a $99.5 million current derivative asset in “Derivative assets,” representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the six months ended June 30, 2005, MCV has recorded a net $21.6 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations.
For the six months ended June 30, 2004, MCV recognized an unrealized $24.2 million increase in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, which resulted in a net $55.4 million gain in other comprehensive income as of June 30, 2004. For the six months ended June 30, 2004, MCV had recorded a net $16.2 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $1.0 million gain in earnings from cost mitigation activities.
(3)	RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY
Non-current restricted investment securities held-to-maturity have carrying amounts that approximate fair value because of the short maturity of these instruments and consist of the following as of (in thousands):

	June 30,	December 31,
	2005	2004

Funds restricted for rental payments pursuant to the Overall Lease Transaction	$138,520	$138,150

Funds restricted for management non-qualified plans	1,463	1,260

Total	$139,983	$139,410

(4)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following as of (in thousands):

	June 30,	December 31,
	2005	2004

Accounts Payable — Related Parties	$15,325	$12,772

Accounts Payable — Non-related
Trade creditors	$49,579	$53,476
Property and single business taxes	29,705	11,833
Other	5,936	4,612

Total Accounts Payable — Non-related	$85,220	$69,921

(5)	GAS SUPPLIER FUNDS ON DEPOSIT
Pursuant to individual gas contract terms with counterparties, deposit amounts or letters of credit may be required by one party to the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
be posted by one party to the other based on the net amount of the exposure. Interest is earned on funds on deposit. As of June 30, 2005, MCV is supplying credit support to three gas suppliers; two in the form of letters of credit totaling $2.6 million; and cash on deposit with the other in the amount of $7.7 million. As of June 30, 2005, MCV is holding $23.9 million of cash on deposit from three of MCV’s brokers. In addition as of June 30, 2005, MCV is also holding letters of credit totaling $306.3 million from two gas suppliers, of which $282.0 million is a letter of credit from El Paso Corporation (“El Paso”), a related party.
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
Interest and fees incurred related to long-term debt arrangements during the six months ended June 30, 2005 and 2004 were $50.2 million and $55.4 million, respectively. Interest and fees paid for the six months ended June 30, 2005 and 2004 were $19.0 million and $28.0 million, respectively.
(7)	COMMITMENTS AND CONTINGENCIES
Property Tax Appeal
In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2005 at the Michigan Tax Tribunal. A trial was held for tax years 1997 — 2000. The appeals for tax years 2001-2005 are being held in abeyance. In 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997-2000 (the “MTT Decision”). MCV management has estimated that the MTT Decision and the impact of Michigan law (Proposal A, which caps tax increases) could result in a refund to MCV for the tax years 1997 through 2004 of at least $77.1 million, inclusive of interest as of June 30, 2005. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
the outcome of these legal proceedings. MCV has not recognized any of the above stated estimated refunds in earnings at this time.
NOx Allowances
The United States Environmental Protection Agency (“US EPA”) has approved the State of Michigan’s — State Implementation Plan (“SIP”), which includes an interstate NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which is from May 1 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV has excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program, which have not been incorporated into the RCA/RDA program, belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of June 30, 2005, MCV has recorded in “Accounts payable and accrued liabilities”, approximately $4.3 million for NOx allowances sold in 2004 and 2005, which are not part of the RCA/RDA and are pending resolution of ownership rights.
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
Net periodic postretirement health care cost for the six months ending June 30, included the following components (in thousands):

	2005	2004
Components of net periodic benefit cost:
Service cost	$155.8	$116.0
Interest cost	115.0	87.4
Expected return on Plan assets	(93.8)	(108.1)
Amortization of unrecognized net loss	42.8	7.9

Net periodic benefit cost	$219.8	$103.2

Contributions
Since MCV’s Plan is funded annually, no contributions have been made for the quarter ended June 30, 2005. MCV expects to contribute approximately $.4 million to the Plans in December 2005.
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
The following table summarizes the nature and amount of each of MCV’s Partner’s equity interest, interest in profits and losses of MCV at June 30, 2005, and the nature and amount of related party transactions or agreements that existed with MCV’s partners or affiliates as of June 30, 2005 and 2004, and for each of the six month periods ended June 30 (in thousands):

Beneficial Owner, Equity Partner,	Equity
Type of Partner and Nature of Related Party	Interest	Interest	Related Party Transactions and Agreements	2005	2004
CMS Energy Company
CMS Midland, Inc.	$497,949	49.0%	Power purchase agreements	$215,793	$296,912

General Partner; wholly-owned			Purchases under gas transportation agreements	4,633	4,628
subsidiary of Consumers Energy			Gas storage agreement	1,282	1,282
Company			Land lease/easement agreements	300	300
			Accounts receivable	34,630	48,171
			Accounts payable	4,787	2,425

El Paso Corporation
Source Midland Limited Partnership	$178,779	18.1%	Purchase under gas transportation agreements	6,605	6,300
(“SMLP”) General Partner; owned by			Purchases under gas supply agreement	56,397	29,738
subsidiaries of El Paso Corporation			Gas agency agreement	67	129
			Accounts payable	10,042	5,844
			Deferred reservation charges under gas purchase agreement	2,370	3,944
			Gas supplier funds on deposit	—	21,108

El Paso Midland, Inc. (“El Paso Midland”)	107,268	10.9	See related party activity listed under SMLP.
General Partner; wholly-owned subsidiary of El Paso Corporation

MEI Limited Partnership (“MEI”)			See related party activity listed under SMLP.
A General and Limited Partner; 50% interest owned by El Paso Midland, Inc. and 50% interest owned by SMLP
General Partnership Interest	89,394	9.1
Limited Partnership Interest	8,937	.9

Micogen Limited Partnership	44,692	4.5	See related party activity listed under SMLP.
(“MLP”) Limited Partner, owned subsidiaries of El Paso Corporation

Total El Paso Corporation	$429,070	43.5%

The Dow Chemical Company
The Dow Chemical Company	$89,203	7.5%	Steam and electric power agreement	20,899	18,997

Limited Partner			Steam purchase agreement — Dow Corning Corp (affiliate)	2,313	2,332
			Purchases under demineralized water supply agreement	3,391	4,092
			Accounts receivable	3,791	3,284
			Accounts payable	496	683
			Standby and backup fees	403	372

Alanna Corporation
Alanna Corporation	$1 (1)	.00001%	Note receivable	1	1

Limited Partner; wholly-owned subsidiary of Alanna Holdings Corporation

TOTAL PARTNERS’ EQUITY	$1,016,223	100.0%

Footnotes to Partners’ Equity and Related Party Transactions
(1)	Alanna’s capital stock is pledged to secure MCV’s obligation under the lease and other overall lease transaction documents.

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
Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include governmental policies, legislation and other regulatory actions (including those of the Michigan Legislature, Congress, Federal Energy Regulatory Commission and the Michigan Public Service Commission) with respect to cost recovery under the PPA, industry restructuring or deregulation, operation of plant facilities including natural gas pipeline and storage facilities, Consumers’ ability to perform its obligations under the PPA, performance and results under the RCA/RDA, and present or prospective wholesale and retail competition, among other factors. The business and profitability of MCV is also influenced by other factors such as costs and transportation of natural gas, changes in accounting standards (such as accounting for derivative instruments and hedging activities) and environmental legislation/regulation. All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of MCV.
Overview
For the second quarter of 2005, MCV recorded net loss of $37.0 million, which includes a $38.9 million mark-to-market loss. The mark-to-market loss is on long term gas contracts required to be marked-to-market, by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” MCV’s net loss for the second quarter of 2004 was $5.6 million, which included a $.7 million mark-to-market loss on the long term gas contracts. The earnings decrease for the second quarter of 2005 compared to 2004 of $31.4 million is primarily the result of a $38.2 million unfavorable change in the long term gas contract mark-to-market value and higher natural gas prices. This decrease was partially offset by lower net gas usage, increased billing rates under the PPA and lower interest expense.
For the first six months of 2005, MCV recorded net income of $171.1 million, which includes a $170.5 million mark-to-market gain. The mark-to-market gain is on long term gas contracts required to be marked-to-market, by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” MCV’s net income for the first six months of 2004 was $5.8 million, which included a $5.6 million mark-to-market gain on the long term gas contracts. The earnings increase for the first six months of 2005 compared to 2004 of $165.3 million is the result of a $164.8 million favorable change in the long term gas contract mark-to-market value, a lower net gas usage, higher electric billing rates under the PPA and lower interest expense. The effect of the changes in these items on earnings was partially offset by higher natural gas prices.

Operating Revenue Statistics
The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues	$142,926	$158,698	$292,985	$319,205

Capacity Revenue	$100,671	$99,509	$200,193	$200,169
PPA Contract Capacity (MW)	1,240	1,240	1,240	1,240
Billed PPA Availability	98.5%	96.9%	98.5%	97.9%

Electric Revenue	$37,633	$54,889	$82,143	$109,118
PPA Delivery as Percentage of Contract Capacity	45.5%	91.2%	56.1%	92.3%
PPA, SEPA and Other Electric Deliveries (MWh)	1,357,985	2,602,163	3,271,017	5,258,519
Average PPA Variable Energy Rate ($/MWh)	$17.93	$15.79	$17.20	$15.74
Average PPA Fixed Energy Rate ($/MWh)	$4.29	$3.99	$4.14	$3.79

Steam Revenue	$4,622	$4,300	$10,649	$9,918
Steam Deliveries (Mlbs)	1,248,360	1,321,300	2,976,320	3,078,700
Comparison of the Three Months ended June 30, 2005 and 2004:
Operating Revenues
For the second quarter of 2005, MCV’s operating revenues decreased $15.8 million from the second quarter of 2004. This decrease is due primarily to a lower electric dispatch due to the implementation of the RCA/RDA on January 27, 2005, offset by an increase in the energy rates under the PPA.
Operating Expenses
For the second quarter of 2005, MCV’s operating expenses were $158.2 million, which includes fuel costs of $119.9 million, including a $38.9 million mark-to-market loss on certain natural gas contracts. During this period, MCV purchased approximately 14.2 bcf of natural gas, and a net 1.5 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 12.7 bcf at an average commodity cost of $5.41 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the second quarter of 2004, MCV’s operating expenses were $137.3 million, which includes $97.5 million of fuel costs, including a $.7 million mark-to-market loss on certain natural gas contracts. During this period, MCV purchased approximately 25.3 bcf of natural gas, and a net 2.9 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 22.4 bcf at an average commodity cost of $3.79 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the second quarter of 2005 compared to 2004 increased by $22.4 million. This fuel cost increase was primarily due to a $38.2 million unfavorable change in the mark-to-market value of the long term gas contracts. This increase in fuel costs, resulting from the unfavorable mark-to-market change was offset by a decrease of $15.7 million from a net cost decrease in the RCA/RDA program.
For the second quarter of 2005, operating expenses other than fuel costs decreased $1.5 million from the second quarter of 2004. This decrease is primarily the result of lower maintenance and repair costs and lower costs under MCV’s long-term maintenance agreement.

Other Income (Expense)
For the second quarter of 2005 compared to 2004, interest and other income increased by $2.6 million resulting primarily from increased interest rates on MCV’s invested cash. For the second quarter of 2005 compared to 2004, interest expense decreased due to a lower outstanding principal balance on MCV’s financing obligation.
Comparison of the Six Months ended June 30, 2005 and 2004:
Operating Revenues
For the first six months of 2005, MCV’s operating revenues decreased $26.2 million from the first six months of 2004. This decrease is due primarily to a lower electric dispatch due to the implementation of the RCA/RDA on January 27, 2005, offset by an increase in the energy rates under the PPA.
Operating Expenses
For the first six months of 2005, MCV’s operating expenses were $77.1 million, which includes a $170.5 million mark-to-market gain on certain natural gas contracts. During this period, MCV purchased approximately 30.2 bcf of natural gas, and a net (.1) bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 30.3 bcf at an average commodity cost of $4.84 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the first six months of 2004, MCV’s operating expenses were $259.8 million, which includes $179.3 million of fuel costs, including a $5.6 million mark-to-market gain on certain natural gas contracts. During this period, MCV purchased approximately 46.0 bcf of natural gas, and a net .2 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 45.8 bcf at an average commodity cost of $3.55 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the first six months of 2005 compared to 2004 decreased by $179.3 million. This fuel cost decrease was primarily due to a $164.8 million favorable change in the mark-to-market value of the long term gas contracts. This significant increase is the result of the implementation of the RCA/RDA effective January 27, 2005, which then resulted in additional long term gas contracts no longer being accounted for under the normal purchase and sales exception, per SFAS No. 133, resulting in additional gas contracts requiring mark-to-market accounting. This decrease in fuel costs primarily results from the favorable mark-to-market change as well as by a decrease of $14.5 million from a net cost decrease in the RCA/RDA program.
For the first six months of 2005, operating expenses other than fuel costs decreased $3.4 million from the first six months of 2004. This decrease is primarily the result of lower maintenance and repair costs and lower costs under MCV’s long-term maintenance agreement.
Other Income (Expense)
For the first six months of 2005 compared to 2004, interest and other income increased by $3.6 million resulting primarily from increased interest rates on MCV’s invested cash. For the first six months of 2005 compared to 2004, interest expense decreased due to a lower outstanding principal balance on MCV’s financing obligation.
LIQUIDITY AND CAPITAL RESOURCES
For the six months ended June 30, 2005 and 2004, net cash generated by MCV’s operations was $98.4 million and $119.4 million, respectively. Included in MCV’s net cash generated as of June 30, 2005 is a net $2.7 million of cash collateral paid to MCV, based upon the net amount of exposure on MCV’s long term natural gas contracts with counterparties. This collateral balance will vary with changes in market prices, credit provisions and various other factors. MCV’s cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next ten years. During the six months ended June 30, 2005 and 2004, MCV paid financing obligation requirements of $18.9 million and $27.9 million, respectively, as required under the Overall Lease Transaction.

MCV also has a $50.0 million working capital line (“Working Capital Facility”), which was renewed for one year through a syndication in August 2004, to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers’ credit rating. The Working Capital Facility term currently expires on August 27, 2005. MCV believes that the Working Capital Facility will be renewed with the existing syndication barring any unforeseeable events. MCV did not utilize the Working Capital Facility during the first six months of 2005 except for letters of credit associated with normal business practices. As of June 30, 2005, MCV had $47.4 million available under its Working Capital Facility. As of June 30, 2005, MCV’s borrowing base was capped at the maximum amount available of $50.0 million and MCV had outstanding letters of credit in the amount of $2.6 million. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur in the near term.
In the near term, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls to the extent available for such purposes. See Item 2, “MD&A – Outlook, Energy Rates and Cost of Production.” As of June 30, 2005, there were approximately $348.7 million of cash reserves of which $138.5 million had been reserved for the debt portion of the financing obligation.
DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS
MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of June 30, 2005, MCV has the following contractual financial obligations and commitments:

	Payments Due by Period (1) (In Millions)
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Long term Debt (2)	$1,502.4	$155.5	$306.9	$298.0	$742.0

Unconditional Purchase Obligations (3)	$3,136.4	$233.9	$1,066.1	$901.9	$934.5
Other Long term Obligations (4)	191.4	8.1	27.4	21.7	134.2

Total Contractual Cash Obligations	$3,327.8	$242.0	$1,093.5	$923.6	$1,068.7

	Amount of Commitment Expiration Per Period
		Less Than	One to	Three to	More Than
Commercial Commitments	Total	One Year	Three Years	Five Years	Five Years

Working Capital Facility	$50.0	$50.0	$—	$—	$—

(1)	Payment periods represent calendar years beginning with January 1, 2005.

(2)	Represents expected cash payments, including interest.

(3)	Represents estimated minimum commitments under current long term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.

(4)	Represents the cost of current Facility maintenance service agreements and spare parts.

(5)	No amounts have been included for early termination fees under the PPA, SEPA or SPA.
OFF-BALANCE SHEET ARRANGEMENTS
As part of MCV’s ongoing business, MCV does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2005, MCV was not involved in any unconsolidated SPE transactions.
OUTLOOK
Results of operations are largely dependent on successfully maintaining availability of the Facility at or near Contract Capacity levels, the availability of natural gas and the level of energy rates paid to MCV relative to the cost of fuel used for generation.
Operating Outlook. During the first six months of 2005, approximately 74% of PPA revenues were capacity payments under the PPA, which were billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 99.1% for the first six months of 2005, 97.9% for 2004 and 99.4% for 2003. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long term PPA availability to meet or exceed the capped level of 98.5%, though any prolonged equipment outages could materially reduce the level of availability.
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
Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers’ coal plants. However, MCV’s costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers’ coal plant operation and maintenance costs, MCV’s financial performance would be negatively affected. In addition, the extent to which the Facility is dispatched by Consumers can exacerbate the divergence between variable revenues and costs of production. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. Currently, MCV continues to purchase the majority of its natural gas requirements under long term fixed price gas contracts, with a smaller portion of gas purchased under long term market priced contracts and on the spot market. MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. MCV has entered into natural gas purchase and hedging arrangements with respect to approximately 88% of its 2005 expected gas needs. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices in future years, although high gas prices for an extended period of time could adversely affect operating results.
In July 2000, in response to rapidly escalating natural gas prices, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to the 915 MW Settlement and the 325 MW Settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). In 2004, MCV and Consumers entered into the RCA and RDA which, among other things, provides that Consumers will economically dispatch MCV, based upon the market price of natural gas, if certain conditions are met. Such dispatch is expected to reduce electric production from historic levels, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA and RDA provide for the sharing of savings realized by not having to generate electricity. The RCA and RDA were approved by the MPSC on January 25, 2005 and MCV and Consumers accepted the terms of the MPSC order. The RCA and RDA became effective January 27, 2005. This MPSC order has been appealed by certain parties. MCV management cannot predict the final outcome of this appeal. For the six months ended June 30, 2005, MCV estimates that these programs have resulted in net savings of approximately $24.4 million, a portion of which is realized in reduced maintenance expenditures in future years. In addition, $2.3 million of this net savings has been reserved as a liability for funding of the renewable energy program, as provided for in the RCA. The net savings are subject to MCV’s right to audit Consumers’ supporting records and calculations pursuant to the RDA. An initial audit under the RCA and RDA is being planned for the later part of this year.
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
Two significant issues that could affect MCV’s future financial performance are the price of natural gas and Consumers’ ability/obligation to pay PPA charges. First, natural gas prices have historically been volatile and extremely difficult to forecast. In addition, there is no consensus among forecasters as to whether the price or range will increase, decrease or remain at current levels over any period of time, of future prices of natural gas. Since December 2004, the spot price of natural gas has risen by approximately $0.60 per Mcf, and natural gas futures contract prices (as of the last trading day of each month) for the period 2006 to 2010 are an average of approximately $1.80 per Mcf higher. Even with the RCA and RDA, if gas prices stay at present levels or increase, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financing obligations and a recognition of an impairment charge to property, plant and equipment. Second, Consumers’ ability/obligation to pay PPA charges may be affected by an MPSC order denying Consumers’ recovery from ratepayers. This issue is likely to be addressed in the timeframe of 2007 or beyond. MCV continues to monitor the current and long-term trends in natural gas prices, and to participate in MPSC matters, as appropriate. MCV management cannot, at this time, predict the future impact or outcome of these matters.
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
Electric Industry Restructuring. As stated in Item 2, “MD&A — Outlook”, at both the state and federal level, efforts continue to restructure the electric industry. To date, restructuring has not negatively impacted MCV, but if restructuring results in denying Consumers recovery of above-market PPA costs, MCV’s cash flows may be negatively impacted, especially in the period after 2007. Over 90% of MCV’s revenues come from sales pursuant to the PPA. MCV continues to monitor and participate in these matters as appropriate, and to evaluate potential impacts on both cash flows and recoverability of the carrying value of property, plant and equipment. Any future adjustment to property, plant and equipment, if required, would result in a one-time negative earnings impact. At this time, MCV management cannot predict the outcome of these matters or the magnitude of any possible adjustment.
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

MCV holds certain long-term gas contracts that do not qualify for the normal purchases and sales exception, under SFAS No. 133, because (1) these gas contracts contain volume optionality and/or (2) are gas contracts associated with the implementation of the RCA/RDA in January 2005. With the implementation of the RCA/RDA, MCV determined that additional gas contracts no longer qualified under the normal purchases and sales exception, because the contracted gas will not be consumed for electric production. Therefore, both the contracts with volume optionality and the contracts affected by the RCA/RDA, are being accounted for as derivatives, which do not qualify for hedge accounting treatment. In addition, the financial hedges associated with the long-term gas contracts now under the RCA/RDA were previously recognized as cash flow hedges in other comprehensive income and were dedesignated as hedges in the first quarter of 2005 and marked-to-market through earnings since the previously hedged long-term gas contracts no longer qualify for the normal purchase and sales exception. MCV expects future earnings volatility on all of these contracts as changes in the mark-to-market recognition are recorded in earnings on a quarterly basis. The cumulative mark-to-market gain through June 30, 2005 is $226.0 million, which will reverse over the remaining life of the outstanding contracts.
Property Tax Appeals. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2005 at the Michigan Tax Tribunal. A trial was held for tax years 1997 — 2000. The appeals for tax years 2001—2005 are being held in abeyance. In 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997—2000 (the “MTT Decision”). MCV management has estimated that the MTT Decision and the impact of Michigan law (Proposal A, which caps tax increases) will result in a refund to MCV for the tax years 1997 through 2004 of at least $77.1 million, inclusive of interest as of June 30, 2005. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds in earnings at this time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to MCV’s operations result primarily from changes in commodity prices and interest rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Part 1, Item 1, “Condensed Notes to Unconsolidated Financial Statements — Note 2, Risk Management Activities and Derivative Transactions and Note 6, Long Term Debt”.
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
MCV’s short-term investments, which are made up of investment securities held to maturity and as of June 30, 2005, have original maturity dates of approximately one year or less.

For MCV’s financing obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement:

	Expected Maturity In							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total
Debt:
Long term Debt Fixed Rate (in millions)	$155.5	$156.0	$150.9	$150.9	$147.1	$742.0	$1,502.4	N/A
Avg. Interest Rate	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%
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
The following table provides information about MCV’s futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from July 2005 to December 2009. The table presents the carrying amounts and fair values at June 30, 2005:

	Expected Maturity in 2005/2007	Fair Value
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	3,204.0	—
Contract Volumes (10,000 MMBtu) Short/Buy	31	—
Weighted Average Price Long (per 10,000 MMBtu)	$5.470	$7.632
Weighted Average Price Short (per 10,000 MMBtu)	$7.549	$8.172
Contract Amount ($US in Millions)	$172.9	$242.0

	Expected Maturity in 2005/2009	Fair Value
NYMEX Commodity Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	3,275.3	—
Weighted Average Price Long (per 10,000 MMBtu)	$4.600	$6.909
Contract Amount ($US in Millions)	$150.7	$226.3
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2005, there have not been any changes in MCV’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, MCV’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Property Taxes
In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2005 at the Michigan Tax Tribunal. A trial was held for tax years 1997 — 2000. The appeals for tax years 2001—2005 are being held in abeyance. In 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997—2000 (the “MTT Decision”). MCV management has estimated that the MTT Decision and the impact of Michigan law (Proposal A, which caps tax increases) could result in a refund to MCV for the tax years 1997 through 2004 of at least $77.1 million, inclusive of interest as of June 30, 2005. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated estimated refunds in earnings at this time.
NOx Allowances
The United States Environmental Protection Agency (“US EPA”) has conditionally approved the State of Michigan’s — State Implementation Plan (“SIP”), which includes an interstate, NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which is from May 31 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV has excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program, which have not been incorporated into the RCA/RDA program, belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. As of June 30, 2005, MCV has recorded in “Accounts payable and accrued liabilities,” approximately $4.3 million for NOx allowances sold in 2004 and 2005, which are not part of the RCA/RDA and are pending resolution of ownership rights. MCV management cannot predict the outcome of this issue.
Michigan Department of Environmental Quality Enforcement Action
On July 12, 2004, the Michigan Department of Environmental Quality (“DEQ”), Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its Air Use Permit to Install No. 209—02 (“PTI”) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format.
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

Item 6. Exhibits

31.1	—	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP

(Registrant)

Dated:	August 2, 2005	/s/James M. Kevra

James M. Kevra
President and Chief Executive Officer

Dated:	August 2, 2005	/s/James M. Rajewski

James M. Rajewski
Chief Financial Officer,
Vice President and Controller

EXHIBIT INDEX

31.1	—	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.