Form 10-Q
period 2005-09-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2005-11-01
CIK 869905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS (UNAUDITED) AS OF
(In Thousands)

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 6)	$415,618	$125,781
Accounts and notes receivable — related parties	24,522	54,368
Accounts receivable	87,287	42,984
Gas inventory	26,090	17,509
Unamortized property taxes	25,972	18,060
Derivative assets	372,589	94,977
Broker margin accounts and prepaid expenses	15,390	13,147

Total current assets	967,468	366,826

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	2,471,681	2,466,944
Pipeline	21,432	21,432

Total property, plant and equipment	2,493,113	2,488,376
Accumulated depreciation (Note 3)	(2,273,949)	(1,062,821)

Net property, plant and equipment	219,164	1,425,555

OTHER ASSETS:
Restricted investment securities held-to-maturity	90,734	139,410
Derivative assets, non-current	222,445	24,337
Deferred financing costs, net of accumulated amortization of $19,322 and $18,498, respectively	5,643	6,467
Prepaid gas costs, spare parts deposit, materials and supplies	16,518	17,782

Total other assets	335,340	187,996

TOTAL ASSETS	$1,521,972	$1,980,377

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities — related parties	$18,348	$12,772
Accounts payable and accrued liabilities	107,179	69,921
Gas supplier funds on deposit — related parties	91,253	—
Gas supplier funds on deposit	203,679	19,613
Interest payable	22,265	47,738
Current portion of long-term debt	63,459	76,548

Total current liabilities	506,183	226,592

NON-CURRENT LIABILITIES:
Long-term debt	878,638	942,097
Other	1,467	1,712

Total non-current liabilities	880,105	943,809

COMMITMENTS AND CONTINGENCIES (Note 8)

TOTAL LIABILITIES	1,386,288	1,170,401

PARTNERS’ EQUITY	135,684	809,976

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$1,521,972	$1,980,377

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Capacity	$101,742	$102,947	$301,935	$303,116
Electric	46,070	59,365	128,213	168,483
Steam	4,527	3,883	15,176	13,801

Total operating revenues	152,339	166,195	445,324	485,400

OPERATING EXPENSES:
Fuel costs (Note 2)	(105,546)	108,220	(105,571)	287,529
Depreciation	22,287	22,039	67,046	66,459
Operations	4,193	5,172	12,420	14,460
Maintenance	1,913	2,369	6,232	9,412
Property and single business taxes	7,448	7,118	22,121	21,539
Administrative, selling and general	2,636	5,874	7,816	11,242
Asset impairment loss (Note 3)	1,159,000	—	1,159,000	—

Total operating expenses	1,091,931	150,792	1,169,064	410,641

OPERATING INCOME (LOSS)	(939,592)	15,403	(723,740)	74,759

OTHER INCOME (EXPENSE):
Interest and other income	4,420	1,260	10,511	3,766
Interest expense	(22,669)	(24,056)	(73,488)	(80,116)

Total other income (expense), net	(18,249)	(22,796)	(62,977)	(76,350)

NET LOSS	$(957,841)	$(7,393)	$(786,717)	$(1,591)

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2005			2004
	General	Limited		General	Limited
	Partners	Partners	Total	Partners	Partners	Total

BALANCE, BEGINNING OF PERIOD	$873,390	$142,833	$1,016,223	$710,427	$118,620	$829,047

Comprehensive Income (Loss):

Net loss	(833,925)	(123,916)	(957,841)	(6,436)	(957)	(7,393)

Other Comprehensive Income:

Unrealized gain on hedging activities since beginning of period	73,816	10,970	84,786	36,642	5,444	42,086

Reclassification adjustments recognized in net income above	(6,516)	(968)	(7,484)	(3,518)	(523)	(4,041)

Total other comprehensive income	67,300	10,002	77,302	33,124	4,921	38,045

Total Comprehensive Income (Loss)	(766,625)	(113,914)	(880,539)	26,688	3,964	30,652

BALANCE, END OF PERIOD	$106,765	$28,919	$135,684	$737,115	$122,584	$859,699

	Nine Months Ended
	September 30,
	2005			2004
	General	Limited		General	Limited
	Partners	Partners	Total	Partners	Partners	Total

BALANCE, BEGINNING OF PERIOD	$693,824	$116,152	$809,976	$684,334	$114,742	$799,076

Comprehensive Income (Loss):

Net loss	(684,939)	(101,778)	(786,717)	(1,385)	(206)	(1,591)

Other Comprehensive Income:

Unrealized gain on hedging activities since beginning of period	136,047	20,217	156,264	71,555	10,632	82,187

Reclassification adjustments recognized in net income above	(12,658)	(1,881)	(14,539)	(17,389)	(2,584)	(19,973)

Dedesignated cash flow hedges (Note 2)	(25,509)	(3,791)	(29,300)	—	—	—

Total other comprehensive income	97,880	14,545	112,425	54,166	8,048	62,214

Total Comprehensive Income (Loss)	(587,059)	(87,233)	(674,292)	52,781	7,842	60,623

BALANCE, END OF PERIOD	$106,765	$28,919	$135,684	$737,115	$122,584	$859,699

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(786,717)	$(1,591)

Adjustments to reconcile net loss to net cash provided by operating activities

Depreciation and amortization	67,870	67,389
Asset impairment loss	1,159,000	—
(Increase) decrease in accounts receivable	(14,457)	1,695
Increase in gas inventory	(8,581)	(1,380)
Increase in unamortized property taxes	(7,912)	(7,756)
Increase in broker margin accounts and prepaid expenses	(2,243)	(7,776)
Increase in derivative assets	(363,295)	(5,014)
Decrease in prepaid gas costs, spare parts deposit, materials and supplies	1,264	3,254
Increase in accounts payable and accrued liabilities	42,834	15,147
Increase in gas supplier funds on deposit	275,319	16,470
Decrease in interest payable	(25,473)	(29,413)
(Decrease) increase in other non-current liabilities	(245)	84

Net cash provided by operating activities	337,364	51,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant modifications and purchases of plant equipment	(19,655)	(12,361)
Maturity of restricted investment securities held-to-maturity	315,625	591,536
Purchase of restricted investment securities held-to-maturity	(266,949)	(592,081)

Net cash provided by (used in) investing activities	29,021	(12,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financing obligation	(76,548)	(134,576)

Net cash used in financing activities	(76,548)	(134,576)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	289,837	(96,373)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,781	173,651

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$415,618	$77,278

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
These consolidated financial statements and condensed notes should be read along with the audited financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2004 of Midland Cogeneration Venture Limited Partnership (“MCV”). In the opinion of management, the unaudited financial information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Prior period amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income. The consolidated financial statements include the accounts of MCV and its wholly-owned subsidiaries. In 1992, MCV had acquired the outstanding common stock of PVCO Corp., a previously inactive company. MCV and PVCO Corp. then entered into a partnership agreement to form MCV Gas Acquisition General Partnership (“MCV GAGP”) for the purpose of buying and selling natural gas on the spot market and other transactions involving natural gas activities. PVCO Corp. and MCV GAGP were dissolved on January 30, 2004 and July 2, 2004, respectively, due to inactivity. All material transactions and balances among entities, which comprised MCV have been eliminated in the consolidated financial statements. In addition, the dissolution of these wholly-owned subsidiaries had no impact on the financial position and results of operations of MCV. Interim results may not be indicative of results that may be expected for any other interim period or for 2005 as a whole.
(1)	THE PARTNERSHIP AND ASSOCIATED RISKS

MCV was organized to construct, own and operate a combined-cycle, gas-fired cogeneration facility (the “Facility”) located in Midland, Michigan. MCV was formed on January 27, 1987, and the Facility began commercial operation in 1990.

The Facility has a net electrical generating capacity of approximately 1500 MW (including approximately 100 MW of duct burner generation, from five of six duct burners, which are currently unavailable for operational use) and approximately 1.5 million pounds of process steam capacity per hour. MCV has entered into three principal energy sales agreements. MCV has contracted to (i) supply up to 1240 MW of electric capacity and energy (“Contract Capacity”) to Consumers Energy Company (“Consumers”) under the Power Purchase Agreement (“PPA”), for resale to its customers through 2025, (ii) supply electricity and steam to The Dow Chemical Company (“Dow”) through 2008 and 2015, respectively, under the Steam and Electric Power Agreement (“SEPA”) and (iii) supply steam to Dow Corning Corporation (“DCC”) under the Steam Purchase Agreement (“SPA”) through 2011 (see Note 8, “Commitments and Contingencies – Dow Corning Contract Termination”). From time to time, MCV enters into other sales agreements for the sale of excess electric capacity and/or energy available above MCV’s internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers’ ability to perform its obligations under the PPA. Sales pursuant to the PPA have historically accounted for over 90% of MCV’s revenues.

The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the Michigan Public Service Commission (“MPSC”) does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the “regulatory-out” provision). Until September 15, 2007, however, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kilowatt-hour (“kWh”) for the available Contract Capacity notwithstanding the “regulatory-out” provision. Consumers and MCV are required to support and defend the terms of the PPA.

The Facility is a qualifying cogeneration facility (“QF”) originally certified by the Federal Energy Regulatory Commission (“FERC”) under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the “Efficiency Percentage”)) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the nine months ended September 30, 2005, the Facility achieved a Thermal Percentage of 22.5% and an

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Efficiency Percentage of 47.1%. The loss of QF status could, among other things, cause the Facility to lose its rights under PURPA to sell power to Consumers at Consumers’ “avoided cost” and subject the Facility to additional federal and state regulatory requirements.

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

Two significant issues that could affect MCV’s future financial performance are the price of natural gas and Consumers’ ability/obligation to pay PPA charges. First, the Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility’s operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts, since natural gas prices have historically been volatile and extremely difficult to forecast. In addition, there is no consensus among forecasters of natural gas prices as to whether the price or range will increase, decrease or remain at current levels over any period of time. Since December 2004, the spot price of natural gas has risen by approximately $5.80 per million British thermal units (“MMBtu”), and natural gas futures contract prices (as of the last trading day of each month) for the period 2006 to 2010 are an average of approximately $3.40 per MMBtu higher. To the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV’s financial performance will be negatively

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
affected. The extent of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers’ coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. Even with the RCA and RDA, if gas prices stay at present levels or increase, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financing obligations. Second, Consumers’ ability/obligation to pay PPA charges may be affected by an MPSC order denying Consumers’ recovery from ratepayers. This issue is likely to be addressed in the timeframe of 2007 or beyond. MCV continues to monitor the current and long-term trends in natural gas prices, and to participate in MPSC matters, as appropriate. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts, cannot accurately be predicted. MCV management cannot, at this time, predict the future impact or outcome of these matters. (See Note 3 – Asset Impairment).

(2)	RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held-to-maturity, as of September 30, 2005 and December 31, 2004, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 7 — “Long-Term Debt” makes it unnecessary to estimate the fair value of the lessor group (“Owner Participants”) underlying debt and equity instruments supporting such financing obligation, since Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” does not require fair value accounting for the lease obligation.

Accounting for Derivative Instruments and Hedging Activities

MCV records every derivative instrument on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative’s gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Electric Sales Agreements

Prior to April 1, 2005, MCV had concluded that its electric sales agreements did not qualify as derivatives under SFAS No. 133, due to the lack of an active energy market in the State of Michigan. With the launch of the Midwest Independent System Operator (MISO) market effective April 1, 2005, MCV concluded that an active energy market may exist and as such, the agreements may qualify as derivatives. MCV currently believes that these electric sales agreements qualify under SFAS No. 133 for the normal purchase and normal sale exception. Therefore, these contracts continue to not be recognized at fair value on the balance sheet.

Natural Gas Supply Contracts

MCV management believes that its long-term natural gas contracts, except for those which contain volume optionality and the long term gas contracts under the RCA/RDA, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet.

Mark-to-Market Activity

MCV holds certain long-term gas contracts that do not qualify for the normal purchases and sales exception, under SFAS No. 133, because (1) these gas contracts contain volume optionality and/or (2) are gas contracts

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
associated with the implementation of the RCA/RDA in January 2005. With the implementation of the RCA/RDA, MCV determined that additional gas contracts no longer qualified under the normal purchases and sales exception, because the contracted gas will not be consumed for electric production. Therefore, both the contracts with volume optionality and the contracts affected by the RCA/RDA are being accounted for as derivatives, which do not qualify for hedge accounting treatment. In addition, the financial hedges associated with the long-term gas contracts now under the RCA/RDA were previously recognized as cash flow hedges in other comprehensive income and were dedesignated as hedges in the first quarter of 2005 and marked-to-market through earnings since the previously hedged long-term gas contracts no longer qualify for the normal purchase and sales exception. MCV expects future earnings volatility on all of these contracts as changes in the mark-to-market recognition are recorded in earnings on a quarterly basis.

The cumulative mark-to-market gain through September 30, 2005 of $422.7 million is recorded as a current and non-current derivative asset on the balance sheet, as described below. These assets will reverse over the remaining life of these contracts. For the nine months ended September 30, 2005, and third quarter 2005, MCV recorded in “Fuel costs” a gain of $367.1 million and $196.6 million, respectively, for the net mark-to-market adjustment associated with these contracts. In addition, as of September 30, 2005 and December 31, 2004, MCV recorded “Derivative assets” in Current Assets in the amount of $331.5 million and $31.4 million, respectively, and for the same periods recorded “Derivative assets, non-current” in Other Assets in the amount of $91.2 million and $24.3 million, respectively, representing the mark-to-market value on these long-term natural gas contracts. MCV has recorded a net $49.9 million gain in earnings from recognized gains on the financial positions associated with the long-term gas contracts.

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

For the nine months ended September 30, 2005, MCV has recognized in other comprehensive income, net unrealized gain of $112.4 million on the gas futures contracts and OTC swaps (including a $29.3 million loss of dedesignated cash flow hedges), which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $178.2 million gain in other comprehensive income (loss) as of September 30, 2005. This balance represents natural gas futures, options and OTC swaps with maturities ranging from October 2005 to December 2009, of which $46.9 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of September 30, 2005, a $41.1 million “Derivative assets,” in Current Assets and for the same period a $131.2 million “Derivative asset-non current” in Other Assets, representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the nine months ended September 30, 2005, MCV has recorded a net

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
$12.2 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a $3.7 million loss in earnings from hedges related to cost mitigation activities.

For the nine months ended September 30, 2004, MCV recognized an unrealized $62.2 million increase in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, which resulted in a net $93.5 million gain in other comprehensive income as of September 30, 2004. For the nine months ended September 30, 2004, MCV had recorded a net $21.0 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $1.4 million gain in earnings from cost mitigation activities.

(3)	ASSET IMPAIRMENT

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that MCV review, on a forward-looking basis, the recoverability of its long-lived assets (such as property, plant and equipment) whenever events or circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. Recoverability of “assets to be held and used” is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets, over their remaining useful life. If the carrying amount of the assets exceeds the estimated undiscounted future cash flows expected to be generated, an impairment charge is recognized in the amount by which the carrying amount of the long-lived assets exceed their fair value.

The single largest cost to MCV of producing electricity is the cost of natural gas. Natural gas prices have increased substantially in recent months. As a result, MCV has continuously monitored trends in and forecasts of natural gas prices and their estimated effect on the economics of operating the Facility. In April 2005, MCV performed its usual semi-annual economic analysis using then current market prices and apparent trends in and forecasts of natural gas prices; the results of this update of its economic analysis did not indicate an impairment of MCV’s long-lived assets.

Since the April 2005 economic analysis was performed, natural gas prices continued to rise dramatically as a result of events and circumstances, which created tight supply and higher market demand for natural gas. For example, hurricane disruptions in the supply of gas in the third quarter of 2005 drastically reduced Gulf Coast natural gas production and distribution, causing a further upward spike in NYMEX forward natural gas prices, as well as third-parties’ forecasts for natural gas prices. As a result, the MCV Partnership determined that updating its impairment analysis, considering revised forward natural gas price assumptions and third parties’ forecasts of natural gas prices, among others circumstances was appropriate to evaluate the recoverability of the asset group. The asset group under SFAS No. 144 represents all assets and liabilities that impact the lowest level of identifiable cash flows to be generated to recover the MCV’s long-lived assets. For the MCV, the asset group included net property, plant and equipment and the fair value of derivative assets, as discussed in Note 2 — “Risk Management Activities and Derivative Transactions”, both of which impact management’s estimate of the net cash flows to be generated by the MCV to recover these long-lived assets. Based on MCV’s updated impairment analysis, MCV concluded that the carrying value of the MCV’s asset group exceeded cash flows that would be generated by the Facility on an undiscounted basis and therefore, under SFAS No. 144, an impairment adjustment was required to reduce the carrying value to the estimated fair value. The fair value of the asset group was determined by discounting a set of probability-weighted streams of future cash flows at a 4.3% risk free interest rate. This impairment adjustment was recorded in the third quarter of 2005 for $1,159.0 million under “Asset impairment loss” in MCV’s Statement of Operations. MCV will continue to monitor the current and long-term trends in natural gas prices and other factors, as appropriate. Should natural gas prices remain at present levels or increase, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financial obligations under the sale and leaseback transactions and other contracts.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(4)	RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY

Non-current restricted investment securities held-to-maturity have carrying amounts that approximate fair value because of the short maturity of these instruments and consist of the following as of (in thousands):

	September 30,	December 31,
	2005	2004
Funds restricted for rental payments pursuant to the Overall Lease Transaction	$89,268	$138,150

Funds restricted for management non-qualified plans	1,466	1,260

Total	$90,734	$139,410

(5)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of (in thousands):

	September 30,	December 31,
	2005	2004
Accounts Payable — Related Parties	$18,348	$12,772

Accounts Payable — Non-related Trade creditors	$90,011	$53,476
Property and single business taxes	11,377	11,833
Other	5,791	4,612

Total Accounts Payable — Non-related	$107,179	$69,921

(6)	GAS SUPPLIER FUNDS ON DEPOSIT

Pursuant to individual gas contract terms with counterparties, including margin accounts with futures and option brokers, deposit amounts or letters of credit may be required by one party to the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will be posted by one party to the other based on the net amount of the exposure. Interest is earned on funds on deposit. MCV has paid or received the following as of (in thousands):

	September 30,	December 31,
	2005	2004
Cash or letters of credit supplied by MCV to others:
Cash paid, recorded in “Broker margin accounts and prepaid expenses”	$10,693	$8,670
Letters of credit provided to others	2,557	2,430

Cash or letters of credit supplied to MCV by others:
Cash received, recorded in “Gas supplier funds on deposit”	203,679	19,613
Cash received by El Paso (a related party), recorded in “Gas supplier funds on deposit — related parties”	91,253	—
Letters of credit provided to MCV from non-related parties	35,850	24,600
Letters of credit provided to MCV by El Paso (a related party)	349,950	184,000

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(7)	LONG-TERM DEBT

Long-term debt consists of the following as of (in thousands):

	September 30,	December 31,
	2005	2004
Financing obligation, maturing through 2015, payable in semi-annual installments of principal and interest, secured by property, plant and equipment	$942,097	$1,018,645

Less current portion	(63,459)	(76,548)

Total long-term debt	$878,638	$942,097

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

Interest and fees incurred related to long-term debt arrangements during the nine months ended September 30, 2005 and 2004 were $72.7 million and $79.2 million, respectively. Interest and fees paid for the nine months ended September 30, 2005 and 2004 were $98.1 million and $108.5 million, respectively.

(8)	COMMITMENTS AND CONTINGENCIES

Property Tax Appeal

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2005 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2005 are being held in abeyance. In 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997-2000 (the “MTT Decision”). MCV management has estimated that the MTT Decision and the impact of Michigan law (Proposal A, which caps tax increases) could result in a refund to MCV for the tax years 1997 through 2005 of at least $82.9 million, inclusive of interest as of September 30, 2005. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated estimated refunds in earnings at this time.

NOx Allowances

The United States Environmental Protection Agency (“US EPA”) has approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
during the seasonal control period, which is from May 1 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV has excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program, which have not been incorporated into the RCA/RDA program, belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of September 30, 2005, MCV has recorded in “Accounts payable and accrued liabilities”, approximately $3.7 million for NOx allowances sold in 2004 and 2005, which are not part of the RCA/RDA and are pending resolution of ownership rights.

Environmental Issues

On July 12, 2004 the Michigan Department of Environmental Quality (“DEQ”), Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its Air Use Permit to Install No. 209-02 (“PTI”) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. MCV has declared five of the six duct burners as unavailable for operational use (which reduces the generation capability of the Facility by approximately 100 MW) and is assessing the duct burner issue and has begun other corrective action to address the DEQ’s assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the unique configuration of that particular unit. MCV disagrees with certain of the DEQ’s assertions. MCV filed a response in July 2004 to address this DEQ letter. On December 13, 2004, the DEQ informed MCV that it was pursuing an escalated enforcement action against MCV regarding the alleged violations of MCV’s PTI. The DEQ also stated that the alleged violations are deemed federally significant and, as such, placed MCV on the United States Environmental Protection Agency’s High Priority Violators List (“HPVL”). The DEQ and MCV are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove MCV from the HPVL. Any such settlement is likely to involve a fine, but the DEQ has not, at this time, stated what, if any, fine they will seek to impose. MCV has accrued $50,000 for this issue. At this time, MCV management cannot predict the financial impact or outcome of this issue.

On July 13, 2004, the DEQ, Water Division, issued MCV a “Notice Letter” asserting MCV violated its National Pollutant Discharge Elimination System Permit by discharging heated process waste water into the storm water system, failure to document inspections, and other minor infractions (“alleged NPDES violations”). In August 2004 MCV filed a response to the DEQ letter covering the remediation for each of the DEQ’s alleged violations. On October 17, 2005 the DEQ, Water Bureau, issued to MCV a “Compliance Inspection” report, which listed several minor violations and concerns that needed to be addressed by MCV. This report was issued in connection with an inspection of the Facility in September 2005, which was conducted for compliance and review of the Storm Water Pollution Prevention Plans (“SWPPP”). MCV management believes that all items identified in the Compliance Inspection report have been addressed or corrected and MCV has committed to updating its SWPPP by December 1, 2005. MCV management believes that once it files its updated SWPPP it will have resolved all issues associated with the Notice Letter and Compliance Inspection and does not expect any further DEQ actions on these matters.

Dow Corning Contract Termination

In September 2005, MCV gave notice to DCC of its intent to terminate the SPA effective September 19, 2006, as provided for in the SPA. Due to MCV’s rising cost of production, attributable to the increase in the cost of natural gas, MCV determined that it was unprofitable to continue to sell steam under the SPA since all steam pricing increases, which are tied to the cost of natural gas, have been capped at 3% per year. MCV informed DCC that it is willing to consider entering into another agreement with DCC at market-based pricing of steam. The termination of the SPA is conditioned upon MCV making a payment to DCC 30 days prior to the effective date of the termination. This termination payment is for a certain portion of future revenues, which payment is estimated to be approximately $5.1 million. The contract termination is not expected to have any negative impact on MCV’s PURPA QF certification (i.e., MCV’s operating and efficiency requirements under PURPA

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
will be met without steam sales to DCC). MCV management cannot predict whether a new agreement will be entered into with DCC prior to making the termination payment.

(9)	RETIREMENT BENEFITS

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

Net periodic postretirement health care cost for the nine months ending September 30, included the following components (in thousands):

	2005	2004
Components of net periodic benefit cost:
Service cost	$233.7	$174.0
Interest cost	172.6	131.1
Expected return on Plan assets	(140.8)	(162.1)
Amortization of unrecognized net loss	64.2	11.8

Net periodic benefit cost	$329.7	$154.8

Contributions
Since MCV’s Plan is funded annually, no contributions have been made for the quarter ended September 30, 2005. MCV expects to contribute approximately $.4 million to the Plans in December 2005.
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

The following table summarizes the nature and amount of each of MCV’s Partner’s equity interest, interest in profits and losses of MCV at September 30, 2005, and the nature and amount of related party transactions or agreements that existed with MCV’s partners or affiliates as of September 30, 2005 and 2004, and for each of the nine month periods ended September 30 (in thousands):

Beneficial Owner, Equity Partner,
Type of Partner and Nature of Related Party	Equity Interest		Interest	Related Party Transactions and Agreements	2005	2004
CMS Energy Company CMS Midland, Inc.	$66,484		49.0%	Power purchase agreements	$305,644	$452,568

General Partner; wholly-owned				Purchases under gas transportation agreements	6,991	7,000
subsidiary of Consumers Energy				Gas storage agreement	1,922	1,922
Company				Land lease/easement agreements	450	450
				Accounts receivable	20,752	50,787
				Accounts payable	5,400	3,754

El Paso Corporation Source Midland Limited Partnership	$19,181		18.1%	Purchase under gas transportation agreements	9,759	9,471
(“SMLP”) General Partner; owned by				Purchases under gas supply agreement	88,150	44,763
subsidiaries of El Paso Corporation				Gas agency agreement	101	197
				Accounts payable	12,431	5,845
				Deferred reservation charges under gas purchase agreement	1,973	3,548
				Gas supplier funds on deposit	91,253	—

El Paso Midland, Inc. (“El Paso Midland”)	11,509		10.9	See related party activity listed under SMLP.
General Partner; wholly-owned subsidiary of El Paso Corporation

MEI Limited Partnership (“MEI”)				See related party activity listed under SMLP.
A General and Limited Partner; 50% interest owned by El Paso Midland, Inc. and 50% interest owned by SMLP
General Partnership Interest	9,591		9.1
Limited Partnership Interest	959		.9

Micogen Limited Partnership (“MLP”) Limited Partner, owned subsidiaries of El Paso Corporation	4,796		4.5	See related party activity listed under SMLP.

Total El Paso Corporation	$46,036		43.5%

The Dow Chemical Company The Dow Chemical Company	$23,163		7.5%	Steam and electric power agreement	32,329	28,695

Limited Partner				Steam purchase agreement - Dow Corning Corp (affiliate)	3,150	3,144
				Purchases under demineralized water supply agreement	4,966	6,083
				Accounts receivable	3,769	3,336
				Accounts payable	517	676
				Standby and backup fees	619	567

Alanna Corporation Alanna Corporation	$1	(1)	.00001%	Note receivable	1	1

Limited Partner; wholly-owned subsidiary of Alanna Holdings Corporation

TOTAL PARTNERS’ EQUITY	$135,684		100.0%

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

Operating Revenue Statistics
The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating Revenues	$152,339	$166,195	$445,324	$485,400

Capacity Revenue	$101,742	$102,947	$301,935	$303,116
PPA Contract Capacity (MW)	1,240	1,240	1,240	1,240
Billed PPA Availability	98.5%	99.2%	98.5%	98.4%

Electric Revenue	$46,070	$59,365	$128,213	$168,483
PPA Delivery as Percentage of Contract Capacity	55.9%	96.5%	56.1%	93.7%
PPA, SEPA and Other Electric Deliveries (MWh)	1,669,074	2,646,551	4,940,091	7,649,295
Average PPA Variable Energy Rate ($/MWh)	$18.80	$15.89	$17.74	$15.79
Average PPA Fixed Energy Rate ($/MWh)	$4.29	$3.99	$4.19	$3.86

Steam Revenue	$4,527	$3,883	$15,176	$13,801
Steam Deliveries (Mlbs)	1,155,820	1,131,430	4,132,140	4,210,130
Comparison of the Three Months ended September 30, 2005 and 2004:
Overview
For the third quarter of 2005, MCV recorded a net loss of $957.8 million, which includes a long-lived asset impairment charge of $1,159.0 million against property, plant and equipment, resulting primarily from continued increases in current and projected natural gas costs, partially offset by a $196.6 million mark-to-market gain on long term gas contracts and associated financial hedges. MCV’s net loss for the third quarter of 2004 was $7.4 million, which included a $.3 million mark-to-market gain on certain natural gas contracts. The earnings decrease for the third quarter of 2005 compared to 2004 of $950.4 million is primarily the result of the long-lived asset impairment charge and higher current natural gas costs. This decrease was slightly offset by a $196.3 million favorable mark-to-market value change in certain natural gas contract, the 2004 recording of the settlement with Alstom Power Company (“Alstom”), increased billing rates under the PPA and increased interest income.
Operating Revenues
For the third quarter of 2005, MCV’s operating revenues decreased $13.9 million from the third quarter of 2004. This decrease is due primarily to a lower electric dispatch, under the PPA, due to the implementation of the RCA/RDA on January 27, 2005, partially offset by an increase in the energy rates.
Operating Expenses
For the third quarter of 2005, MCV’s operating expenses were $1,091.9 million, which includes negative fuel costs of $105.5 million, including a $196.6 million mark-to-market gain on certain natural gas contracts, as well as the $1,159.0 million long-lived asset impairment charge. During this period, MCV purchased approximately 18.5 bcf of natural gas, and a net 3.3 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 15.2 bcf at an average commodity cost of $5.06 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the third quarter of 2004, MCV’s operating expenses were $150.8 million, which includes $108.2 million of fuel costs, including a $.3 million mark-to-market gain on certain natural gas contracts. During this period, MCV purchased approximately 26.0 bcf of natural gas, and a net 1.9 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 24.1 bcf at an average commodity cost of $3.97 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the third quarter of 2005 compared to 2004 decreased by $213.8 million. This fuel cost decrease was primarily due to a $196.3 million favorable change in the mark-to-market value of the long term gas contracts. Also contributing to this decrease in fuel costs are substantial positive margins achieved from the sales of excess gas not burned at the plant, due to the reduced dispatch under the RCA/RDA. This decrease was partially offset by increased natural gas prices in the spot market.
For the third quarter of 2005, operating expenses other than fuel costs increased $1,154.9 million from the third quarter of 2004. This increase is primarily the result of a $1,159.0 million long-lived asset impairment charge resulting primarily from continued increases in current and projected natural gas costs (See Part 1, Item 1, Condensed Notes to Unaudited Consolidated Financial Statements – Note 3 “Asset Impairment”). This increase was slightly offset by recording in 2004 both the $2.4 million settlement with Alstom and $1.6 million of costs associated with the one-time voluntary severance program.
Other Income (Expense)
For the third quarter of 2005 compared to 2004, interest and other income increased by $3.2 million resulting primarily from increased interest rates on MCV’s invested cash. For the third quarter of 2005 compared to 2004, interest expense decreased by $1.4 million due to a lower outstanding principal balance on MCV’s financing obligation.
Comparison of the Nine Months ended September 30, 2005 and 2004:
Overview
For the first nine months of 2005, MCV recorded a net loss of $786.7 million, which includes a long-lived asset impairment charge of $1,159.0 million to property, plant and equipment, resulting primarily from continued increases in current and projected natural gas costs, partially offset by a $367.1 million mark-to-market gain on long term gas contracts and associated financial hedges. MCV’s net loss for the first nine months of 2004 was $1.6 million, which included a $5.9 million mark-to-market gain on certain natural gas contracts. The earnings decrease for the first nine months of 2005 compared to 2004 of $785.1 million is the result of the long-lived asset impairment charge and higher current natural gas costs. This decrease was slightly offset by a $361.2 million favorable mark-to-market value change in certain natural gas contract, the 2004 recording of the settlement with Alstom, increased billing rates under the PPA, increased interest income and lower interest expense.
Operating Revenues
For the first nine months of 2005, MCV’s operating revenues decreased $40.1 million from the first nine months of 2004. This decrease is due primarily to a lower electric dispatch due to the implementation of the RCA/RDA on January 27, 2005, offset by an increase in the energy rates under the PPA.
Operating Expenses
For the first nine months of 2005, MCV’s operating expenses were $1,169.1 million, which includes negative fuel costs of $105.6 million, including a $367.1 million mark-to-market gain on certain natural gas contracts, as well as the $1,159.0 million long-lived asset impairment charge. During this period, MCV purchased approximately 48.6 bcf of natural gas, and a net 3.1 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 45.5 bcf at an average commodity cost of $4.91 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the first nine months of 2004, MCV’s operating expenses were $410.6 million, which includes $287.5 million of fuel costs, including a $5.9 million mark-to-market gain on certain natural gas contracts. During this period, MCV purchased approximately 72.0 bcf of natural gas, and a net 2.1 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 69.9 bcf at an average commodity cost of $3.69 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the first nine months of 2005 compared to 2004 decreased by $393.1 million. This fuel cost decrease was primarily due to a $361.2 million favorable mark-to-market value change in certain natural gas contracts. This significant increase is the result of the implementation of the RCA/RDA effective January 27, 2005, which resulted in additional long term gas contracts and associated financial hedges no longer being accounted for under the normal purchase and sales exception, per SFAS No. 133 and requiring mark-to-market accounting. Also contributing to this decrease in fuel costs are substantial positive margins achieved from the sales of excess gas not burned at the plant, due to the reduced dispatch under the RCA/RDA. This decrease was partially offset by increased natural gas prices in the spot market.
For the first nine months of 2005, operating expenses other than fuel costs increased $1,151.5 million from the first nine months of 2004. This increase is primarily the result recording a $1,159.0 million long-lived asset impairment charge (See Part 1, Item 1, Condensed Notes to Unaudited Consolidated Financial Statements – Note 3 “Asset Impairment”). This increase was slightly offset by recording in 2004 both the $2.4 million settlement with Alstom and $1.6 million of costs associated with the one-time voluntary severance program and lower maintenance and repair costs.
Other Income (Expense)
For the first nine months of 2005 compared to 2004, interest and other income increased by $6.7 million resulting primarily from increased interest rates on MCV’s invested cash. For the first nine months of 2005 compared to 2004, interest expense decreased by $6.6 million due to a lower outstanding principal balance on MCV’s financing obligation.
LIQUIDITY AND CAPITAL RESOURCES
For the nine months ended September 30, 2005 and 2004, net cash generated by MCV’s operations was $337.4 million and $51.1 million, respectively. Included in MCV’s net cash generated as of September 30, 2005 is a net $276.6 million of cash collateral paid to MCV, based upon the net amount of exposure on MCV’s long term natural gas contracts and natural gas futures with counterparties. This collateral balance will vary with changes in market prices, credit provisions and various other factors. MCV’s cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next ten years. During the nine months ended September 30, 2005 and 2004, MCV paid financing obligation requirements of $174.4 million and $242.8 million, respectively, as required under the Overall Lease Transaction.
MCV also has a $50.0 million working capital line (“Working Capital Facility”) to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers’ credit rating. The Working Capital Facility term currently expires on August 26, 2006. MCV did not utilize the Working Capital Facility during the first nine months of 2005 except for letters of credit associated with normal business practices. As of September 30, 2005, MCV had $47.4 million available under its Working Capital Facility. As of September 30, 2005, MCV’s borrowing base was capped at the maximum amount available of $50.0 million and MCV had outstanding letters of credit in the amount of $2.6 million. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur in the near term.
In the near term, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls to the extent available for such purposes. See Item 2, “MD&A – Outlook-Energy Rates and Cost of Production; and Capacity and Energy Payments Under the PPA”. As of September 30, 2005, there were approximately $506.4 million of cash reserves of which $294.9 million is cash on deposit with MCV, paid by brokers and gas suppliers of MCV, as collateral for mark-to-market changes in the future cost of natural gas and $90.7 million which has been reserved for the debt portion of the financing obligation.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS
MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of September 30, 2005, MCV has the following contractual financial obligations and commitments:

	Payments Due by Period (1) (In Millions)
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Long term Debt (2)	$1,346.9	$—	$306.9	$298.0	$742.0

Unconditional Purchase Obligations (3)	$3,448.4	$171.0	$1,320.3	$995.2	$961.9
Other Long term Obligations (4)	187.5	4.0	27.5	21.8	134.2

Total Contractual Cash Obligations	$3,635.9	$175.0	$1,347.8	$1,017.0	$1,096.1

	Amount of Commitment Expiration Per Period
		Less Than	One to	Three to	More Than
Commercial Commitments	Total	One Year	Three Years	Five Years	Five Years

Working Capital Facility	$50.0	$50.0	$—	$—	$—

(1)	Payment periods represent calendar years beginning with January 1, 2005.

(2)	Represents expected cash payments, including interest.

(3)	Represents estimated minimum commitments under current long term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.

(4)	Represents the cost of current Facility maintenance service agreements and spare parts.

(5)	No amounts have been included for early termination fees under the PPA, SEPA or SPA.
OFF-BALANCE SHEET ARRANGEMENTS
As part of MCV’s ongoing business, MCV does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2005, MCV was not involved in any unconsolidated SPE transactions.
OUTLOOK
Results of operations are largely dependent on successfully maintaining availability of the Facility at or near Contract Capacity levels, the availability of natural gas and the level of energy rates paid to MCV relative to the cost of fuel used for generation.
Operating Outlook. During the first nine months of 2005, approximately 74% of PPA revenues were capacity payments under the PPA, which were billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 98.9% for the first nine months of 2005, 98.6% for 2004 and 99.4% for 2003. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long term PPA availability to meet or exceed the capped level of 98.5%, though any prolonged equipment outages could materially reduce the level of availability.
Energy Rates and Cost of Production. Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers’ coal plants. However, MCV’s costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers’ coal plant operation and maintenance costs, MCV’s financial performance would be negatively affected. In addition, the extent to which the Facility is dispatched by Consumers can exacerbate the divergence between variable revenues and costs of production. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel. Currently, MCV continues to purchase the majority of its natural gas requirements under long term fixed price gas contracts, with a smaller portion of gas purchased under long term market priced contracts and on the spot market. MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. MCV has entered into natural gas purchase and hedging arrangements with respect to its expected gas needs of approximately 94% in 2005 and 74% in 2006. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices in future years, although high gas prices for an extended period of time could adversely affect operating results.
In July 2000, in response to rapidly escalating natural gas prices, MCV entered into a series of transactions with Consumers whereby Consumers agreed to reduce MCV’s dispatch level and MCV agreed to share with Consumers the savings realized by not having to generate electricity (“Dispatch Mitigation”). On January 1, 2004, Dispatch Mitigation ceased and Consumers began dispatching MCV pursuant to the 915 MW Settlement and the 325 MW Settlement “availability caps” provision (i.e., minimum dispatch of 1100 MW on- and off-peak (“Forced Dispatch”)). In 2004, MCV and Consumers entered into the RCA and RDA which, among other things, provides that Consumers will economically dispatch MCV, based upon the market price of natural gas, if certain conditions are met. Such dispatch is expected to reduce electric production from historic levels, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA and RDA provide for the sharing of savings realized by not having to generate electricity. The RCA and RDA were approved by the MPSC on January 25, 2005 and MCV and Consumers accepted the terms of the MPSC order. The RCA and RDA became effective January 27, 2005. This MPSC order has been appealed by certain parties. MCV management cannot predict the final outcome of this appeal. For the nine months ended September 30, 2005, MCV estimates that these programs have resulted in net savings of approximately $42.0 million, a portion of which is realized in reduced maintenance expenditures in future years. In addition, $2.3 million of this net savings has been reserved as a liability for funding of the renewable energy program, as provided for in the RCA. The net savings are subject to MCV’s right to audit Consumers’ supporting records and calculations pursuant to the RDA. An initial audit under the RCA and RDA has been initiated.
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
Two significant issues that could affect MCV’s future financial performance are the price of natural gas and Consumers’ ability/obligation to pay PPA charges. First, the Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility’s operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts, since natural gas prices have historically been volatile and extremely difficult to forecast. In addition, there is no consensus among forecasters of natural gas prices as to whether the price or range will increase, decrease or remain at current levels over any period of time. Since December 2004, the spot price of natural gas has risen by approximately $5.80 per MMBtu, and natural gas futures contract prices (as of the last trading day of each month) for the period 2006 to 2010 are an average of approximately $3.40 per MMBtu higher. To the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV’s financial performance will be negatively affected. The extent of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers’ coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. Even with the RCA and RDA, if gas prices stay at present levels or increase, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financing obligations. Second, Consumers’ ability/obligation to pay PPA charges may be affected by an MPSC order denying Consumers’ recovery from ratepayers. This issue is likely to be addressed in the timeframe of 2007 or beyond. MCV continues to monitor the current and long-term trends in natural gas prices, and to participate in MPSC matters, as appropriate. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts, cannot accurately be predicted. MCV management cannot, at this time, predict the future impact or outcome of these matters.
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
On August 8, 2005, the Energy Policy Act of 2005 (“EPA of 2005”) was enacted. The EPA of 2005 amended PURPA primarily with respect to new cogeneration facilities. However, certain of the amendments affect existing QFs such as the elimination of the prohibition against an electric utility owning more than a 50 percent interest in a QF. FERC has also stated in a “Notice of Proposed Rulemaking” (“NOPR”) that it intends to eliminate at least some of the exemptions QFs have from certain provisions of the Federal Power Act including requiring existing QFs to obtain a FERC approved tariff to make market-rate sales to third parties with whom the QF does not have a state-regulated power purchase agreement. MCV management does not believe that the EPA of 2005 or the enactment of the changes proposed in the NOPR will have a material impact on the business or financial condition and results of operations of MCV.
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
MCV holds certain long-term gas contracts that do not qualify for the normal purchases and sales exception, under SFAS No. 133, because (1) these gas contracts contain volume optionality and/or (2) are gas contracts associated with the implementation of the RCA/RDA in January 2005. With the implementation of the RCA/RDA, MCV determined that additional gas contracts no longer qualified under the normal purchases and sales exception, because the contracted gas will not be consumed for electric production. Therefore, both the contracts with volume optionality and the contracts affected by the RCA/RDA are being accounted for as derivatives, which do not qualify for hedge accounting treatment. In addition, the financial hedges associated with the long-term gas contracts now under the RCA/RDA were previously recognized as cash flow hedges in other comprehensive income and were dedesignated as hedges in the first quarter of 2005 and marked-to-market through earnings since the previously hedged long-term gas contracts no longer qualify for the normal purchase and sales exception. MCV expects future earnings volatility on all of these contracts as changes in the mark-to-market recognition are recorded in earnings on a quarterly basis. The cumulative mark-to-market gain through September 30, 2005 is $422.7 million, which will reverse over the remaining life of the outstanding contracts.
Recoverability of Long-Lived Assets. SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that MCV review, on a forward-looking basis, the recoverability of its long-lived assets (such as property, plant and equipment) whenever events or circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. Recoverability of “assets to be held and used” is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets, over their remaining useful life. If the carrying amount of the assets exceeds the estimated undiscounted future cash flows expected to be generated, an impairment charge is recognized in the amount by which the carrying amount of the long-lived assets exceed their fair value.
The single largest cost to MCV of producing electricity is the cost of natural gas. Natural gas prices have increased substantially in recent months. As a result, MCV has continuously monitored trends in and forecasts of natural gas prices and their estimated effect on the economics of operating the Facility. In April 2005, MCV performed its usual semi-annual economic analysis using then current market prices and apparent trends in and forecasts of natural gas prices; the results of this update of its economic analysis did not indicate an impairment of MCV’s long-lived assets.
Since the April 2005 economic analysis was performed, natural gas prices continued to rise dramatically as a result of events and circumstances, which created tight supply and higher market demand for natural gas. For example, hurricane disruptions in the supply of gas in the third quarter of 2005 drastically reduced Gulf Coast natural gas production and distribution, causing a further upward spike in NYMEX forward natural gas prices, as well as third-parties’ forecasts for natural gas prices. As a result, the MCV Partnership determined that updating its impairment analysis, considering revised forward natural gas price assumptions and third parties’ forecasts of natural gas prices, among others circumstances was appropriate to evaluate the recoverability of the asset group. The asset group under SFAS No. 144 represents all assets and liabilities that impact the lowest level of identifiable cash flows to be generated to recover the MCV’s long-lived assets. For the MCV, the asset group included net property, plant and equipment and the fair value of derivative assets, as discussed in Note 2 — “Risk Management Activities and Derivative Transactions”, both of which impact management’s estimate of the net cash flows to be generated by the MCV to recover these long-lived assets. Based on MCV’s updated impairment analysis, MCV concluded that the carrying value of the MCV’s asset group exceeded cash flows that would be generated by the Facility on an undiscounted basis and therefore, under SFAS No. 144, an impairment adjustment was required to reduce the carrying value to the estimated fair value. The fair value of the asset group was determined by discounting a set of probability-weighted streams of future cash flows at a 4.3% risk free interest rate. This impairment adjustment was recorded in the third quarter of 2005 for $1,159.0 million under “Asset impairment loss” in MCV’s Statement of Operations. MCV will continue to monitor the current and long-term trends in natural gas prices and other factors, as appropriate. Should natural gas prices remain at present levels or increase, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financial obligations under the sale and leaseback transactions and other contracts.
Property Tax Appeals. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2005 at the Michigan Tax Tribunal. A trial was held for tax years 1997 — 2000. The appeals for tax years 2001-2005 are being held in abeyance. In 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997-2000 (the “MTT Decision”). MCV management has estimated that the MTT Decision and the impact of Michigan law (Proposal A, which caps tax increases) will result in a refund to MCV for the tax years 1997 through 2005 of at least $82.9 million, inclusive of interest as of September 30, 2005. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated refunds in earnings at this time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to MCV’s operations result primarily from changes in commodity prices and interest rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Part 1, Item 1, “Condensed Notes to Unaudited Consolidated Financial Statements — Note 2, Risk Management Activities and Derivative Transactions and Note 7, Long Term Debt”.

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
MCV’s short-term investments, which are made up of investment securities held to maturity and as of September 30, 2005, have original maturity dates of approximately one year or less.
For MCV’s financing obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement:

	Expected Maturity In							Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total
Debt:
Long term Debt Fixed Rate (in millions)	—	$156.0	$150.9	$150.9	$147.1	$742.0	$1,346.9	N/A
Avg. Interest Rate	—	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%
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
The following table provides information about MCV’s futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from October 2005 to December 2009. The table presents the carrying amounts and fair values at September 30, 2005:

	Expected Maturity in 2005/2007	Fair Value
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	2,622	—
Contract Volumes (10,000 MMBtu) Short/Buy	31	—
Weighted Average Price Long (per 10,000 MMBtu)	$5.797	$12.219
Weighted Average Price Short (per 10,000 MMBtu)	$7.615	$14.336
Contract Amount ($US in Millions)	$149.6	$315.9

	Expected Maturity in 2005/2009	Fair Value
NYMEX Commodity Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	3,183	—
Weighted Average Price Long (per 10,000 MMBtu)	$4.581	$8.682
Contract Amount ($US in Millions)	$145.8	$276.4

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2005, there have not been any changes in MCV’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, MCV’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Property Taxes
In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 through 2005 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2005 are being held in abeyance. In 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997-2000 (the “MTT Decision”). MCV management has estimated that the MTT Decision and the impact of Michigan law (Proposal A, which caps tax increases) could result in a refund to MCV for the tax years 1997 through 2005 of at least $82.9 million, inclusive of interest as of September 30, 2005. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated estimated refunds in earnings at this time.
NOx Allowances
The United States Environmental Protection Agency (“US EPA”) has approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which is from May 1 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV has excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program, which have not been incorporated into the RCA/RDA program, belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of September 30, 2005, MCV has recorded in “Accounts payable and accrued liabilities,” approximately $3.7 million for NOx allowances sold in 2004 and 2005, which are not part of the RCA/RDA and are pending resolution of ownership rights.
Michigan Department of Environmental Quality Enforcement Action
On July 12, 2004, the Michigan Department of Environmental Quality (“DEQ”), Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its Air Use Permit to Install No. 209-02 (“PTI”) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. (See Item 1. Condensed Notes to Unaudited Consolidated Financial Statements, Note 8 - Commitments and Contingencies “Environmental Issues”).
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

MIDLAND COGENERATION VENTURE
LIMITED PARTNERSHIP

(Registrant)

Dated: November 1, 2005	/s/James M. Kevra

James M. Kevra
President and Chief Executive Officer

Dated: November 1, 2005	/s/James M. Rajewski

James M. Rajewski
Chief Financial Officer,
Vice President and Controller