Form 10-K
period 2005-12-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2006-02-22
CIK 869905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

The Facility is a cogeneration facility, meaning that it sequentially produces electricity and useful thermal energy (steam) through an integrated system using a single fuel source. The Facility has been certified by the Federal Energy Regulatory Commission (“FERC”) as a qualifying cogeneration facility (“QF”) under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). As a QF, the Facility is exempt from various provisions of the Federal Power Act, as amended (the “FPA”), the Public Utility Holding Company Act of 1935, as amended (the “1935 Act”), certain state laws regarding rate, financial and organizational regulation, and is entitled to continue to sell electric capacity and related energy to Consumers at Consumers’ incremental cost of alternative electric energy, otherwise known as “avoided cost.”
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

MCV’s material contracts are the PPA, which provides for the sale to Consumers of electric capacity and related energy; the Resource Conservation Agreement with Consumers (“RCA”) and related Reduced Dispatch Agreement (“RDA”), which together provide, among other things, for the economic dispatch of the Facility; the Steam and Electric Purchase Agreement with Dow (“SEPA”), which provides for the sale of steam and electricity to Dow; the Steam Purchase Agreement with DCC (“SPA”), which provides for the sale of steam to DCC; gas supply, storage and transportation contracts with a number of companies; an agreement covering gas turbine inspection services and spare parts with General Electric International, Inc. (“GEII”); and an agreement covering steam turbine inspection services and parts with General Electric Company (“GE”). MCV’s interests in the PPA and SEPA contracts, have been assigned to the Owner Trustees, which in turn subassigned such contracts to MCV and granted a security interest in such contracts to the Note Trustees. See Item 1, Section g, “Overall Lease Transaction.” The following is intended to summarize briefly certain provisions of such contracts and is qualified in its entirety by reference thereto.

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
Fixed Energy Charges. Like the capacity charges, fixed energy charges are payable for available kWhs of Contract Capacity. Fixed energy charges are adjusted each year based on a fuel inventory charge, administrative and general expenses and one-half of operation and maintenance expenses (excluding fuel) incurred at these plants during either the immediately preceding calendar year or the calendar year preceding that year depending on when the adjustment is being made. In 1995, an arbitrator ruled that, under the PPA, Consumers had the right to withhold that portion of fixed energy charges payable on the basis of energy available but not delivered since it was not permitted by the MPSC to collect such charges from its electric customers. See Item 1, Section e, “Regulation — MPSC and Other Proceedings Relating to Capacity and Energy Charges.”
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
The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the “regulatory-out” provision). Until September 15, 2007, however, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the “regulatory-out” provision. Consumers and MCV are required to support and defend the terms of the PPA. See Item 1, Section e, “Regulation — MPSC and Other Proceedings Relating to Capacity and Energy Charges.”

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

MCV is obligated to have the Facility inspected at least once each year by a consulting engineer selected by it from a list of engineering firms approved by Consumers. The annual inspection includes, at a minimum, all equipment, structures, operating procedures and maintenance practices necessary for the generation and delivery of energy to Consumers. Upon completion of an annual inspection, the consulting engineer must promptly issue a written report. Any recommendations in this report regarding equipment, structure and maintenance practices, which have been approved by MCV’s management, must be implemented within a specified period of time. In its April 2005 report, Cummins & Barnard, Inc., the consulting engineer, found no specific issues that MCV should take under advisement or act upon. With regard to the most recent inspection, MCV expects to receive the report by the end of April 2006 and does not anticipate any substantial problems or requirements for plant modifications.

In 1997, Consumers informed MCV of several potential payment issues it would pursue, pursuant to the “regulatory-out” and other provisions of the PPA. MCV and Consumers entered into a settlement agreement (“Settlement Agreement”), effective January 1, 1999, which resolves (for the various time periods specified in the Settlement Agreement) all of the issues and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts’ decision which may affect those issues or payments. The Settlement Agreement also provides that, notwithstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW (“98.5% cap”) on a calendar-year basis for the term of the PPA regardless of any MPSC or the reviewing courts’ decision, which may affect this issue or payment. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the “regulatory-out” provision to reduce capacity payments to MCV based upon the “availability caps” of 88.7% of the 1240 MW (both on and off peak) of Contract Capacity as provided for in the 915 MW Settlement and the 325 MW Settlement. See Item 1, Section e, “Regulation — MPSC and Other Proceedings Relating to Capacity and Energy Charges.” The Settlement Agreement has not materially affected MCV’s earnings and cash flows.

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

The RCA and RDA

In 2004, MCV and Consumers entered into the RCA and RDA, which provide that Consumers will economically dispatch MCV subject to availability of other generation resources, gas prices and power market prices (“Dispatch Mitigation”). Such dispatch is expected to reduce electric production from the Facility, as well as decrease gas consumption. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. Savings realized by not having to generate electricity are first paid to Consumers for the difference between MCV and replacement power costs, next funding $5 million annually for renewable energy program(s) established for Consumers by the MPSC and the remaining savings are split evenly by the parties. The RCA/RDA do not amend the PPA, but provide for administration of certain features of the PPA including continuing assurances of gas supply under contract and annual minimum deliveries. The economic dispatch under RCA/RDA is above certain minimum dispatch levels (not to exceed 550 MW) specified by MCV. The RCA/RDA are for the term of the PPA but both parties may terminate the RCA/RDA under certain conditions set forth in those agreements. The RCA and RDA were approved by an order of the MPSC on January 25, 2005 and MCV and Consumers accepted the terms of the MPSC order making the RCA and RDA effective as of January 27, 2005. This MPSC order has been appealed by other parties. MCV management cannot predict the outcome of such appeal.

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

In September 2005, MCV gave notice to DCC of its intent to terminate the SPA effective September 19, 2006, as provided for in the SPA. MCV informed DCC that it is willing to consider entering into another agreement with DCC at market-based pricing of steam. MCV has not been able to reach a new agreement with DCC at market-based pricing. The termination of the SPA is conditioned upon MCV making a payment to DCC

30 days prior to the effective date of the termination. This termination payment, which has been accrued, is for a certain portion of future revenues, which payment is estimated to be $5.1 million. The contract termination is not expected to have any negative impact on MCV’s PURPA QF certification (i.e., MCV’s operating and efficiency requirements under PURPA will be met without steam sales to DCC).

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

MCV has a portfolio of long-term natural gas purchase contracts (contracts that provide for gas purchases for a term of greater than one year), having remaining terms of 1 to 8 years, with U.S. and Canadian suppliers for an annual average maximum supply of natural gas for 2006 of 238,665 million British thermal units (“MMBtu”)/day. As of January 1, 2006, no single gas contract accounts for more than 21.3% of MCV’s portfolio, though, El Paso Corporation (“El Paso”) and its subsidiaries account for 40.8% of MCV’s portfolio. Gas contracts with U.S. suppliers provide for a 2006 annual average purchase of 176,010 MMBtu/day, while gas contracts with Canadian suppliers provide for the purchase of 62,655 MMBtu/day. In addition to purchasing natural gas under long-term contracts, MCV also purchases gas under short term (“spot”) agreements for a term of less than one year. During 2005, MCV’s gas purchases were supplied 89% from long-term gas contracts and 11% from spot gas contracts.
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

Credit Support Requirements for MCV’s Gas Arrangements. MCV is exposed to the risk of loss from failure of its counterparties, under its natural gas supply and derivative contracts, to comply with the terms of the respective contracts, which includes non-delivery under the natural gas supply contracts. To protect against this loss, many of MCV’s gas supply contracts have credit support requirements that can be triggered by changes in the financial condition of MCV or the gas supplier, price changes in the forward gas market or the quantity of gas purchases. MCV management monitors this risk through the periodic review of the credit and financial condition of these counterparties and as of December 31, 2005, believes the risk of noncompliance to be remote. If any of these counterparties failed to deliver on their requirements, MCV does not expect that this would have a material impact on its financial condition or cash flows. As of December 31, 2005, MCV is supplying credit support to gas suppliers in the form of a letter of credit in the amount of $2.4 million; and cash on deposit in the amount of $16.5 million. As of December 31, 2005, MCV was holding letters of credit totaling $407.4 million from gas suppliers as collateral support for specific MCV long-term gas agreements of which $385.7 million is a letter of credit from El Paso, a related party. In addition, as of December 31, 2005, MCV is holding $193.0 million of cash on deposit from MCV’s brokers and gas suppliers, of which $44.4 million is cash on deposit from El Paso.

A number of MCV’s gas supply agreements have parent guarantees that are supplied by the corporate parents of the entity that is a party to the MCV gas contract. The MCV Partners guarantee none of MCV’s gas supply agreements.

MCV hedges gas with NYMEX contracts that have both initial and variation margin requirements. As of December 31, 2005, MCV held 1,929 NYMEX contracts and had margin requirements of $22.5 million to support the acquisition of the aforementioned NYMEX contracts. These requirements were supported by the unrealized gains on the open positions.

MCV also hedges gas with NYMEX commodity swaps, as of December 31, 2005, MCV had positions totaling 30.9 bcf in place. These contracts have credit support requirements that can be triggered by changes in the financial condition of MCV or the counterparty and price changes in the forward gas market. As of December 31, 2005, MCV had credit requirements of $15.7 million to support the acquisition of the aforementioned swap arrangements. These requirements were supported by the unrealized gains on the open positions.

In addition, MCV also has credit support requirements in connection with its gas transportation contracts. The present tariff provisions in MCV’s gas transportation contracts provide that credit support can be required based on the credit worthiness of the holder of the contract. As of December 31, 2005, MCV had not been required to provide any credit support for its gas transportation contracts.

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

MCV has a long-term transportation arrangement with Consumers’ connecting pipelines which link the Facility and its own pipeline to Consumers’ interstate pipelines. Michigan gas produced by suppliers is currently transported to Consumers’ pipeline system by the supplier under contracts the suppliers have with MichCon Gathering Company (previously Michigan Consolidated Gas Company) (“MichCon”), on the MichCon pipeline system in northern Michigan.

The remaining terms of MCV’s agreements with the U.S. transporters range from less than 1 to 20 years. The transportation rates of ANR, Panhandle, Trunkline and Great Lakes are subject to FERC regulation.

The suppliers under the Canadian long-term gas contracts are themselves responsible for arranging transportation within Canada, and are responsible for paying the transportation rates charged by the Canadian transporters, which are then, in most cases, reimbursed by MCV. All suppliers have been allocated firm transportation capacity on the relevant pipelines. Great Lakes transports Canadian gas from the U.S.-Canada border to Michigan.

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

Gas Turbine Service Agreements

MCV has a maintenance service and parts agreement with GEII, which commenced July 1, 2004 (“GEII Agreement”). GEII is providing maintenance services and hot gas path parts for MCV’s twelve GTGs including an initial set of spare parts, providing qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs and to repair the GTGs at MCV’s request. The GEII Agreement covers four rounds of major GTG inspections, which are expected to be completed by 2015. MCV is to make monthly payments over the life of the contract totaling approximately $207 million (subject to escalations based on defined indices). The GEII Agreement can be terminated by either party for cause or convenience. Should termination for convenience occur, a buy out amount will be paid by the terminating party with payments ranging from approximately $19.0 million to $.9 million, based upon the number of operating hours utilized since commencement of the GEII Agreement.

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
d.	Employees

As of February 1, 2006, MCV had 111 employees. Fifty-three of MCV’s employees are members of the Utility Workers Union of America, AFL-CIO Local 564 (the “Union”), and are subject to the terms of a collective bargaining agreement between MCV and the Union. MCV and the Union signed a five-year agreement effective March 1, 2004, with a wage reopener in each of the last two years. MCV believes that its relationship with its employees is good.

e.	Regulation
Introduction

MCV and the Facility are not subject to most state and federal public utility laws and regulations. The following is a discussion of the principal regulatory proceedings and issues which could have an impact on MCV and/or the Facility.

QF Certification

In order to maintain QF status under PURPA, after passage of the Energy Policy Act of 2005, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the plant must achieve and maintain an average PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input) of at least 45% (the “Efficiency Percentage”). However, if the plant maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the required Thermal and Efficiency Percentages have been achieved. During 2005, a Thermal Percentage of 23.7% and an Efficiency Percentage of 47.2% were achieved.

The Facility’s QF certification by FERC became effective when portions of the Facility were first synchronized to Consumers’ system in June 1989. As the operator of a QF, MCV (and the Facility) are exempt from various provisions of the FPA and the 1935 Act and from certain state laws and regulations respecting rate, financial and organizational regulation of public utilities. On January 31 and March 1, 1990, FERC recertified the Facility as a QF in the context of an ownership structure in which MCV owns the Facility and in the context of a leveraged lease transaction in which the Facility is owned by Owner Trustees on behalf of institutional investors and operated by MCV. In prior years and most recently in 2006, MCV filed Notices of Self-Recertification with the FERC to reflect changes in the configuration and equipment of the Facility, changes in MCV Partnership ownership and changes in the beneficial owner of certain of the Owner Trusts.

MPSC and Other Proceedings Relating to Capacity and Energy Charges

Background. The PPA contains a “regulatory-out” provision which permits Consumers, under certain conditions, to reduce the capacity and/or energy charges payable to MCV and/or to receive refunds of capacity and/or energy charges paid to MCV under the PPA if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA. Until September 15, 2007, however, the PPA further provides that Consumers may not reduce the average capacity charge below 3.77 cents per kWh notwithstanding the MPSC’s failure to approve either the amount of capacity Consumers has agreed to purchase from MCV under the PPA or the capacity charge specified in the PPA for such purchase.

Energy charges payable by Consumers under the PPA are separate and distinct from the capacity charge in that no 17-1/2 year protection against the exercise of the “regulatory-out” provision for energy charges is provided for in the PPA. Although prior approval of energy charges is not required or provided for under Michigan law, the MPSC has asserted the authority to disallow Consumers’ recovery of a portion of such energy charges paid to MCV. Any disallowance by the MPSC of Consumers’ ability to recover energy charges from its customers could, pursuant to the “regulatory-out” provision of the PPA, result in a reduction or refund of the fixed and variable portions of the energy charge under the PPA.

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

In connection with a dispute between MCV and Consumers regarding the payment of certain fixed energy charges which stemmed from the Revised Settlement Proposal, on December 10, 1993, Consumers made a written irrevocable offer of relief (“Offer of Relief”) to MCV. The Offer of Relief was for the purpose of facilitating the sale of Senior Secured Lease Obligation Bonds, issued in connection with the financing of the Overall Lease Transaction (See Item 1, Section g, “Overall Lease Transaction”) and held by Consumers. Pursuant to the Offer of Relief, which was rendered final and irrevocable on December 28, 1993, Consumers committed to pay MCV the fixed energy charges on all energy delivered by MCV from the block of Contract Capacity above 915 MW. Consumers did not commit to pay MCV for fixed energy charges on energy delivered above the “caps” established in the 915 MW Settlement up to 915 MW. This unilateral commitment, which became effective as of January 1, 1993, to pay fixed energy charges on delivered energy from the block of Contract Capacity above 915 MW will expire on September 15, 2007.

In 1993, Consumers exercised its rights under the PPA to obtain a determination through arbitration proceedings of whether Consumers could exercise the “regulatory-out” provision of the PPA in view of Consumers’ acceptance of the 915 MW Settlement. In a Final Order issued in 1995, the arbitrator ruled that Consumers may withhold the fixed energy charges for available but undelivered energy, as well as for energy delivered between the “caps” contained in the 915 MW Settlement and 915 MW.

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

In 1999, MCV and Consumers entered into a settlement agreement (“Settlement Agreement”), which resolves (for the various time periods specified in the Settlement Agreement) disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts’ decision which may affect those issues or payments. The Settlement Agreement also provides that, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW (“98.5% cap”) on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts’ decision, which may affect this issue or payment. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the “regulatory-out” provision to reduce capacity payments to MCV based upon the “availability caps” of 88.7% of the 1240 MW (both on and off peak) of contract capacity as provided for in the 915 MW Settlement and the 325 MW Settlement. The Settlement Agreement has not materially affected MCV’s earnings and cash flows.

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

Federal Electric Industry Restructuring

FERC has jurisdiction over wholesale energy sales and is moving towards “market” based pricing of electricity as opposed to traditional cost-based pricing. FERC also has jurisdiction over the interstate transmission of electricity, including rates. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In April 2005, the Midwest Independent System Operator began operating the interstate electric transmission grid into which MCV’s electricity is dispatched. This change has not materially impacted MCV’s business. In addition, federal energy legislation is proposed from time to time with various provisions which could impact MCV. FERC decisions and/or federal legislation could impact MCV in selling and transmitting electricity in the wholesale market. MCV management cannot predict the impact that FERC decisions or federal legislation may have on MCV’s business, if any, at this time.

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

The Canadian long-term gas contracts require permits from both Canadian and U.S. authorities. All of the suppliers have received approval from Canadian provincial authorities to lift and remove sufficient gas volumes to meet MCV’s current contract requirements and from the National Energy Board (“NEB”) to export these volumes. The U.S. long-term gas contracts are not subject to regulatory approvals.
f.	Environmental Matters
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

On July 12, 2004, the Michigan Department of Environmental Quality (“DEQ”), Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its Air Use Permit to Install No. 209-02 (“PTI”) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. MCV declared five of the six duct burners as unavailable for operational use (which reduces the generation capability of the Facility by approximately 100 MW) and took other corrective action to address the DEQ’s assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the configuration of that particular unit. MCV disagrees with certain of the DEQ’s assertions. MCV filed a response in July 2004 to address the Letter of Violation. On December 13, 2004, the DEQ informed MCV that it was pursuing an escalated enforcement action against MCV regarding the alleged violations of MCV’s PTI. The DEQ also stated that the alleged violations are deemed federally significant and, as such, placed MCV on the United States Environmental Protection Agency’s (“US EPA”) High Priority Violators List (“HPVL”). The DEQ and MCV are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove MCV from the HPVL. Any such settlement may involve a fine, but the DEQ has not, at this time, stated what, if any, fine they will seek to impose. MCV has accrued $50,000 for this issue. At this time, MCV management cannot predict the financial impact or outcome of this issue.

On July 13, 2004, the DEQ, Water Division, issued MCV a “Notice Letter” asserting MCV violated its National Pollutant Discharge Elimination System Permit by discharging heated process waste water into the storm water system, failing to document inspections, and other minor infractions (“alleged NPDES violations”). In August 2004, MCV filed a response to the DEQ letter covering the remediation for each of the DEQ’s alleged violations. On October 17, 2005, the DEQ, Water Bureau, issued to MCV a “Compliance Inspection” report, which listed several minor violations and concerns that needed to be addressed by MCV. This report was issued in connection with an inspection of the Facility in September 2005, which was conducted for compliance and review of the Storm Water Pollution Prevention Plans (“SWPPP”). MCV submitted its updated SWPPP on December 1, 2005. MCV management believes it has resolved all issues associated with the Notice Letter and Compliance Inspection and does not expect any further DEQ actions on these matters.

Environmental Indemnity Agreements. CMS Energy Corporation (“CMS Energy”) has executed environmental indemnity agreements in favor of the Senior Bond Trustee, the Subordinated Bond Trustee, the Tax-Exempt Trustee (all as defined in “Overall Lease Transaction”), MCV and the holders, from time to time, of the Bonds. Pursuant to these indemnity agreements, CMS Energy has agreed to indemnify these parties and certain related parties against all expense, damage and liability incurred by them, which is caused by certain classes of environmental matters to the extent these occurred at the Site before June 15, 1990 (with certain exceptions). These matters include (i) the presence of any environmentally hazardous materials at the Site, (ii) any environmentally hazardous activity at the Site and (iii) any event which is a violation of environmental laws affecting the Site (including amendments and supplements to such laws whenever enacted except, in the case of such enactments after June 15, 1990, to the extent they would require installation or modification of equipment). CMS Energy has entered into a similar environmental indemnity agreement for the benefit of the Owner Trustee (in its individual and trust capacities), the Owner Participants (as defined in “Overall Lease Transaction”) and certain related parties. In the agreement in favor of MCV, payments by CMS Energy are subject to a deductible of $20,000 per occurrence and $240,000 in the aggregate. The agreement in favor of MCV terminates when all the Senior Bonds (as defined in “Overall Lease Transaction”) have been paid in full and all the holders of the Bonds (as defined in “Overall Lease Transaction”) have been paid all amounts owed under the general indemnity in the Participation Agreements, except that such indemnity shall not terminate with respect to certain rights arising prior to such final payment.

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
g.	Overall Lease Transaction
General

Permanent financing for the Facility has been provided through five separate but contemporaneous sale and leaseback transactions (the “Overall Lease Transaction”), pursuant to which MCV sold undivided interests in all of the fixed assets comprising the Facility to the Owner Trustee under five separate owner trusts (the “Owner Trusts”) established for the benefit of certain institutional investors (“Owner Participants”). U.S. Bank National Association serves as Owner Trustee under each of the Owner Trusts (in each such capacity, an “Owner Trustee” and, collectively, the “Owner Trustees”). Each Owner Trustee leases its undivided interest in the Facility to MCV under one of five separate leases, each having a 25-year base term (the “Basic Lease Term”) commencing in 1990.

Each purchase of an undivided interest in the Facility by an Owner Trustee and the lease of such undivided interest back to MCV constitutes a separate transaction (each, a “Lease Transaction”). The undivided interests are in varying “undivided interest percentages” ranging from approximately 4.4% to 75.5%. Each Lease Transaction was effected through separate, but substantially identical, documents relating to a particular undivided interest, including a Trust Agreement pursuant to which the Owner Participant established the Owner Trust with the Owner Trustee and authorized the Owner Trustee to hold title to its undivided interest on its behalf and lease the same to MCV (each a “Trust Agreement”), a Participation Agreement pursuant to which MCV, the Owner Participant, the Owner Trustee and the various other parties to such Lease Transaction agreed to the terms and conditions thereof (each, a “Participation Agreement”), a Lease Agreement pursuant to which the Owner Trustee leases the undivided interest to MCV (each, a “Lease”) and two separate Trust Indentures pursuant to which the Owner Trustee issued Senior Notes (as defined in this Item 1, Section g, “Overall Lease Transaction — The Lease Funding”) (each, a “Senior Note Indenture”) and Subordinated Notes (as defined in this Item 1, Section g, “Overall Lease Transaction — The Lease Funding”) (each, a “Subordinated Note Indenture” and, together with the Senior Note Indentures, the “Note Indentures”). The Bank of New York and Wachovia Bank National Association are note trustees under the Senior Note

Indenture and the Subordinated Note Indenture, respectively (the “Note Trustees”). There is a single Collateral Agency and Intercreditor Agreement (the “Intercreditor Agreement”), executed by the Owner Trustees, MCV, the Note Trustees, the Working Capital Lender (as defined below) and U.S. Bank National Association as collateral Agent (the “Collateral Agent”), which provides for the creation and maintenance of certain reserves, the deposit of all revenues generated by the operation of the Facility, the payment of operating expenses, and the distribution of remaining revenues according to the priorities set forth therein to or for the account of the Working Capital Lender, the Note Trustees, the Owner Trustees, MCV and the affiliates of certain Partners. MCV currently has arranged for a $50 million annual working capital line (the “Working Capital Facility”) with a syndicate of banks (the “Working Capital Lender”). As security for its obligation to repay advances made under the Working Capital Facility, MCV has granted to the Working Capital Lender a first priority security interest in certain receivables earned by MCV through the sale of electricity, electric generating capacity, natural gas, or steam to third parties, including Dow, Consumers and DCC (the “Earned Receivables”) and in MCV’s natural gas inventory (the “Natural Gas Inventory”). Payments due under the Working Capital Facility are direct obligations of MCV and will in general have a priority in payment over payments under the Leases (and thus on the Notes (see Item 1, Section g, “Overall Lease Transaction — The Lease Funding”) and the Bonds).

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

The Lease Funding

Each Owner Trustee financed the purchase of its undivided interest in the Facility through a combination of equity invested by its related Owner Participant ($556.3 million in the aggregate) and debt incurred through the issuance of nonrecourse notes by the Owner Trustee under the related Note Indentures, consisting of senior secured notes ($1,200.0 million in the aggregate) (the “Senior Notes”) and subordinated secured notes ($567.2 million in the aggregate) (the “Subordinated Notes,” and together with the Senior Notes, the “Notes”). In order to facilitate the sale of this debt (other than the debt evidenced by the Subordinated Notes pledged to secure the Tax-Exempt Bonds) (as defined below), two funding corporations were established. Midland Funding Corporation I was established for the purpose of issuing various series of senior bonds (the “Senior Bonds”), each series secured by a pledge of the corresponding series of Senior Notes issued by the five Owner Trustees. Midland Funding Corporation II was established for the purpose of issuing various series of subordinated bonds (the “Subordinated Bonds” and, together with the Senior Bonds, the “Bonds”), each series secured by a pledge of the corresponding series of the Subordinated Notes issued by the five Owner Trustees. These pledged Subordinated Notes are secured proportionally with the Subordinated Notes pledged to secure the Tax-Exempt Bonds issued by the Tax-Exempt Issuer (as defined below). The use of the funding corporations facilitated the sale of debt by permitting the offer and sale of three series of Senior Bonds and two series of Subordinated Bonds, each secured equally and ratably by the corresponding series of Notes issued by each of the five Owner Trusts, thus eliminating the need to offer a greater number of separate series of Notes to the investor. In addition, the use of a corporate obligor facilitated compliance with certain investment laws by certain institutional purchasers of the Senior and Subordinated Bonds. The aggregate principal amount, maturity date, interest rate, redemption provisions and other material terms of each series of the Bonds were identical to those of the Notes pledged as security therefore. The Senior Bonds were retired in July 2002. As of February 1, 2006, there remains outstanding approximately $556.3 million of equity invested by the Owner Participants and $273.8 million of Subordinated Bonds.

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

Pursuant to the Intercreditor Agreement, a reserve account has been created for the benefit of the holders of the Notes, which had been initially funded with $90 million in cash (the “Reserve Account”). The Intercreditor Agreement sets forth circumstances under which amounts in the Reserve Account are to be maintained at not less than $40 million, will be adjusted to equal the lesser of $137 million or the debt portion of basic rent under the Leases payable on the next succeeding basic rent payment date, and limited circumstances under which no more than $10 million contained therein may be withdrawn therefrom to provide working capital. As of December 31, 2005, MCV had funds of $90.1 million in the Reserve Account. Excess funds in the Reserve Account are periodically transferred to MCV.
h.	Forward-Looking Statements and Information
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
Item 1A.  RISK FACTORS
If natural gas prices remain at current levels or increase for a prolonged period MCV may not be able to meet its obligations under the sale leaesback transaction and other contracts.
MCV is wholly dependent upon natural gas for its fuel supply and a substantial portion of MCV’s operating expenses consist of the costs of natural gas. Under its PPA with Consumers, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers’ coal plants, while MCV’s costs of producing electricity are tied in large part, to the cost of natural gas. If the costs associated with the production of electricity with natural gas continue to rise faster than the energy charge payments under the PPA, MCV’s cash flow will be negatively impacted. To mitigate this risk, MCV and Consumers entered into the RCA and RDA (collectively the “RCP”); Dispatch Mitigation agreements designed to economically dispatch MCV based on the price of natural gas. The RCA and RDA extend through the term of the PPA. However, either party may terminate those agreements under certain conditions. In February 2005, a group of intervenors in the RCP case filed for rehearing of the MPSC order approving the RCP. The Attorney General also filed an appeal with the Michigan Court of Appeals. MCV cannot predict the outcome of these matters.

MCV’s existing gas contracts are not sufficient to satisfy its anticipated gas needs over the term of the PPA. No assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts. In addition, there is no consensus among forecasters of natural gas prices as to whether the price or range will increase, decrease or remain at current levels over time. Since December 2004, the spot price of natural gas has risen by approximately $6.50 per MMBtu, and natural gas futures contract prices (as of the last trading day of each month) for the period 2006 to 2010 are an average of approximately $3.80 per MMBtu higher.
MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. MCV has entered into natural gas purchase and hedging arrangements with respect to its expected gas needs of approximately 80% in 2006 and 47% in 2007. MCV expects that its purchase and hedging arrangements will help to mitigate the effects of rises in natural gas prices in future years. In addition, MCV has credit exposure to suppliers who have entered into fixed price natural gas contracts with MCV. To the extent that the aforementioned suppliers fail to deliver natural gas under their fixed price contracts, which are not backed by credit support requirements, and the cost to replace such gas is in excess of the contract rate, MCV could experience higher natural gas prices in the future. If MCV experiences long periods of high natural gas prices MCV’s cash flow will be negatively impacted, which could result in MCV failing to meet its financial obligations under the sale and leaseback transactions and other contracts.
The inability of MCV or Consumers to perform under the Power Purchase Agreement (“PPA”) and related contracts could adversely affect MCV’s business.
Over 90% of MCV’s revenues come from sales pursuant to the PPA, of which approximately 74% of MCV’s revenues under the PPA are capacity payments, which are based on the availability of the Facility, subject to an annual availability cap of 98.5% pursuant to the Settlement Agreement between MCV and Consumers. Since capacity payments under the PPA are based on availability, the ability of MCV to maintain the Facility in operating condition is critical. Historically, MCV has experienced sudden and unexpected equipment failures negatively impacting availability. MCV has an extensive preventative maintenance program as well as long-term service and parts agreements for its gas and steam turbines to mitigate this risk.
The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the “regulatory-out” provision). Until September 15, 2007, however, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the “regulatory-out” provision. Consumers has indicated that it will exercise the “regulatory-out” provision by capping the capacity payments at an average of 3.62 cents per kWh and the availability at 88.7%, which will negatively impact MCV’s cash flow. A dispute exists between the parties over Consumers right to exercise the “regulatory–out” provision in this manner. MCV cannot predict the outcome of this matter.
Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2.  PROPERTIES
MCV leases the Facility from the Owner Trustees pursuant to the Leases. For a description of the Facility, see Item 1, Section b, “The Facility.” For a description of the financing arrangements in connection with the lease of the Facility to MCV, including a description of the liens on the Facility, see Item 1, Section g, “Overall Lease Transaction.”
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
Item 3.  LEGAL PROCEEDINGS
Property Taxes
In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal (“MTT”) contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 — 2005 at the Michigan Tax Tribunal. A trial was held for tax years 1997 — 2000. The appeals for tax years 2001-2005 are being held in abeyance. In 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 — 2000 (the “MTT Decision”). MCV management has estimated that the MTT Decision and the impact of Michigan law (Proposal A, which caps taxable value increases) would result in a refund to MCV for the tax years 1997 — 2005 of at least $83.3 million, inclusive of interest as of December 31, 2005. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. On February 21, 2006, the Michigan Appellate Court primarily upheld the MTT Decision but remanded the case to the MTT for the limited purpose of clarification of whether the MTT erroneously included tax-exempt pollution-control equipment or property located outside the City of Midland in its concluded true cash value. If the MTT determines there was such double taxation, MCV will be entitled to a greater refund. The case is subject to further appeal. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated estimated refunds in earnings at this time.
NOx Allowances
The US EPA has approved the State of Michigan’s — State Implementation Plan (“SIP”), which includes an interstate, NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which is from May 1 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV has excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program, which have not been incorporated into the RCA/RDA program, belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of December 31, 2005, MCV has recorded as a liability approximately $4.7 million for NOx allowances sold in 2004 and 2005, which are not part of the RCA/RDA and are pending resolution of ownership rights.
Michigan Department of Environmental Quality Enforcement Action
On July 12, 2004, the DEQ, Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its PTI by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format.
MCV disagrees with certain of the DEQ’s assertions. On December 13, 2004, the DEQ informed MCV that it was pursuing an escalated enforcement action against MCV regarding the alleged violations of MCV’s PTI. The DEQ also stated that the alleged violations are deemed federally significant and, as such, placed MCV on the US EPA’s

High Priority Violators List (“HPVL”). The DEQ and MCV are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove MCV from the HPVL. Any such settlement may involve a fine, but the DEQ has not, at this time, stated what, if any, fine they will seek to impose. At this time, MCV management cannot predict the financial impact or outcome of this issue.
Other than as discussed in Item 1, Section e, “Regulation,” there are no other pending legal proceedings to which MCV is a party and to which any of its property is subject, that are material in relation to MCV’s consolidated financial statements.
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II
Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Not applicable.
Item 6.  SELECTED FINANCIAL DATA

	(Dollars in Thousands)
Years Ended December 31,	2005	2004	2003	2002	2001

STATEMENT OF OPERATIONS DATA:
Operating Revenues	$591,899	$649,659	$584,412	$596,819	$610,813
Asset Impairment Loss(1)	(1,159,000)	—	—	—	—
Operating Income (Loss)	(835,079)	75,539	167,938	188,124	157,835
Net Income (Loss) Before Cumulative Effect of Accounting Change	(917,444)	(23,619)	59,791	73,896	48,264
Cumulative Effect of Change in Method of Accounting for Derivative Option Contracts (to April 1, 2002) (2)	—	—	—	58,131	—
Net Income (Loss)	(917,444)	(23,619)	59,791	132,027	48,264

BALANCE SHEET DATA: (3)
Total Assets	1,317,878	1,980,377	2,069,650	2,098,073	2,117,047
Capitalization
Partners’ Equity	1,602	809,976	799,076	734,310	551,712
Long-term Debt, Excluding Current Maturities	878,638	942,097	1,018,645	1,153,221	1,243,060

(1)	In September 2005, MCV concluded that the carrying value of the MCV’s asset group exceeded cash flows that would be generated by the Facility on an undiscounted basis and therefore, under SFAS No. 144, an impairment adjustment was required to reduce the carrying value to the estimated fair value. The fair value of the asset group was determined by discounting a set of probability-weighted streams of future cash flows at a 4.3% risk free interest rate. (See Part IV, Item 15, Notes to Consolidated Financial Statements – Note 3 “Asset Impairment”.)

(2)	Effective April 1, 2002, the FASB issued guidance regarding natural gas commodity contracts that combine an option component and a forward component. This guidance requires either that the entire contract be accounted for as a derivative or the components of the contract be separated into two discrete contracts. As of April 1, 2002, MCV had nine long-term gas contracts that each contain both an option and forward component. As such, they are no longer accounted for under the normal purchases and sales exception and MCV began mark-to-market accounting of these nine contracts through earnings. Based on the natural gas prices, at the beginning of April 2002, MCV recorded a $58.1 million gain for the cumulative effect of this accounting change. Subsequent gains and losses were recorded as operating costs.

(3)	Balance sheet data consists of the balances at December 31.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
Outlook
Results of operations are largely dependent on successfully maintaining availability of the Facility at or near Contract Capacity levels, the availability and price of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation and Consumers’ ability/obligation to pay PPA charges.
Operating Outlook. During 2005, approximately 74% of PPA revenues were capacity payments under the PPA, which were billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 98.6% for 2005, 98.6% for 2004 and 99.4% for 2003. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though any prolonged equipment outages could materially reduce the level of availability.
Energy Rates and Cost of Production. The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility’s operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts, since natural gas prices have historically been volatile and extremely difficult to forecast. In addition, there is no consensus among forecasters of natural gas prices as to whether the price or range will increase, decrease or remain at current levels over time. Since December 2004, the spot price of natural gas has risen by approximately $6.50 per MMBtu, and natural gas futures contract prices (as of the last trading day of each month) for the period 2006 to 2010 are an average of approximately $3.80 per MMBtu higher. MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. MCV has entered into natural gas purchase and hedging arrangements with respect to its expected gas needs of approximately 80% in 2006 and 47% in 2007. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices in future years, although high gas prices for an extended period of time could adversely affect operating results. MCV continues to monitor the current and long-term trends in natural gas prices, and to participate in MPSC matters, as appropriate. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts, cannot accurately be predicted. MCV management cannot, at this time, predict the future impact or outcome of these matters.
Under the PPA, energy charges are based on the costs associated with fuel inventory, operations and maintenance, and administrative and general expenses associated with certain of Consumers’ coal plants. However, MCV’s costs of producing electricity are tied, in large part, to the cost of natural gas. To the extent that the costs associated with production of electricity with natural gas rise faster than the energy charge payments, which are based largely on Consumers’ coal plant operation and maintenance costs, MCV’s financial performance is being negatively affected. In addition, the extent to which the Facility is dispatched by Consumers can exacerbate the divergence between variable revenues and costs of production. The divergence between variable revenues and costs will become greater if the energy charge (based largely on the cost of coal) declines or escalates more slowly than the spot market or contract prices under which MCV purchases fuel.
In 2004, MCV and Consumers entered into the RCA and RDA which, among other things, provides that Consumers will economically dispatch MCV, based upon the market price of natural gas, if certain conditions are met. Such dispatch is expected to reduce electric production from historic levels, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA and RDA provide for the sharing of savings realized by not having to generate electricity. The RCA and RDA were approved by the MPSC on January 25, 2005 and MCV and Consumers accepted the terms of the MPSC order. The RCA and RDA became effective January 27, 2005. This MPSC order has been appealed by certain parties. MCV management cannot predict the final outcome of this appeal. Even with the RCA and RDA, if MCV experiences prolonged periods of high natural gas prices, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financing obligations. For the year ended

December 31, 2005, MCV estimates that these programs have resulted in net savings of approximately $76.6 million, a portion of which is realized in reduced maintenance expenditures in future years. In addition, $2.3 million of this net savings has been paid to Consumers for funding of the renewable energy program, as provided for in the RCA. The net savings are subject to MCV’s right to audit Consumers’ supporting records and calculations pursuant to the RDA. An initial audit by MCV of the RCA and RDA was performed in 2005.
Capacity and Energy Payments Under the PPA. The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the “regulatory-out” provision). Until September 15, 2007, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the “regulatory-out” provision. MCV and Consumers entered into the Settlement Agreement, effective January 1, 1999, which resolves all of the previously disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts’ decision which may affect those issues or payments. The Settlement Agreement also provides that, notwithstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW (“98.5% cap”) on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts’ decision, which may affect this issue or payment. If Consumers transfers (subject to MCV’s prior consent) its rights of up to 1240 MW of capacity and associated energy under the PPA to a third party for an extended period of time, the 98.5% cap will not apply except that the 98.5% cap is, in any event, reinstated on September 15, 2007. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the “regulatory-out” provision to reduce capacity payments to MCV based upon the “availability caps” of 88.7% of the 1240 MW (both on and off-peak) of contract capacity as provided for in the 915 MW Settlement and the 325 MW Settlement. If Consumers does invoke the regulatory-out, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financing obligations. Consumers and MCV are required to support and defend the terms of the PPA.
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
Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards “market” based pricing of electricity as opposed to traditional cost-based pricing. FERC also has jurisdiction over the interstate transmission of electricity, including rates. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In April 2005, the Midwest Independent System Operator began operating the interstate electric transmission grid into which MCV’s electricity is dispatched. This change has not materially impacted MCV’s business. In addition, federal energy legislation is proposed from time to time with various provisions, which could impact MCV. FERC decisions and/or federal legislation could impact MCV in selling and transmitting electricity in the wholesale market. MCV management cannot predict the impact that either FERC decisions or federal legislation may have on MCV’s business, if any, at this time.
On August 8, 2005, the EPA of 2005 was enacted. The EPA of 2005 amended PURPA primarily with respect to new cogeneration facilities. However, certain of the amendments affect existing QFs such as the elimination of the prohibition against an electric utility owning more than a 50 percent interest in a QF. FERC has also stated in a NOPR that it intends to eliminate at least some of the exemptions QFs have from certain provisions of the Federal Power Act including requiring existing QFs to obtain a FERC approved tariff to make market-rate sales to third parties with whom the QF does not have a state-regulated power purchase agreement. MCV management does not believe that the EPA of 2005 or the enactment of the changes proposed in the NOPR will have a material impact on the business or financial condition and results of operations of MCV.
Results of Operations
Overview
For the year ended December 31, 2005, MCV recorded a net loss of $917.4 million, which includes a long-lived asset impairment charge of $1,159.0 million against property, plant and equipment, resulting from continued increases in current and projected natural gas costs, partially offset by a $200.4 million mark-to-market gain on long-term gas contracts and associated financial derivatives. MCV’s net loss for the year ended December 31, 2004 was $23.6 million, which includes a $19.4 million mark-to-market loss on the long-term natural gas contracts. The earnings decrease for the year 2005 compared to 2004 of $893.8 million is primarily the result of the long-lived asset impairment charge and the recording of the DCC contract termination payment. This decrease was partially offset by a $219.8 million favorable mark-to-market value change in certain natural gas contracts, increased billing rates under the PPA, a decrease in depreciation expense due to lower asset values after recording the impairment, increased interest income and a lower interest expense on the financing obligation.
For the year ended December 31, 2004, MCV recorded a net loss of $23.6 million, which includes a $19.4 million mark-to-market loss. The mark-to-market loss is the result of long-term gas contracts that began being marked-to-market, as required by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” MCV’s net income for the year ended December 31, 2003 was $59.8 million, which includes a $5.0 million mark-to-market loss on the long-term gas contracts. The earnings decrease for the year 2004 compared to 2003 of $83.4 million is the result of increased net usage of natural gas from a higher electric dispatch, higher natural gas prices, a $14.4 million unfavorable change in the long-term gas contract mark-to-market value and the settlement with Alstom Power Inc. This earnings decrease was slightly offset by lower interest expense.

Operating Revenues
The following represents significant operating revenue statistics for the years ended December 31 (dollars in thousands except average rates):

	2005	2004	2003
Operating Revenues	$591,899	$649,659	$584,412

Capacity Revenue	$403,722	$405,415	$404,681
PPA Contract Capacity (MW)	1,240	1,240	1,240
Billed PPA Availability	98.5%	98.5%	98.5%

Electric Revenue	$167,577	$225,154	$162,093
PPA Delivery as Percentage of Contract Capacity	53.3%	93.0%	62.8%
PPA, SEPA and Other Electric Deliveries (MWh)	6,301,697	10,663,074	7,348,969
Average PPA Variable Energy Rate ($ / MWh)	$18.14	$15.90	$15.71
Average PPA Fixed Energy Rate ($ / MWh)	$4.21	$3.89	$3.67

Steam Revenue	$20,600	$19,090	$17,638
Steam Deliveries (Mlbs)	5,639,670	5,714,580	5,634,390
For the year 2005, MCV’s operating revenues decreased $57.8 million from the year 2004. This decrease is due primarily to a lower electric dispatch under the PPA due to the implementation of the RCA/RDA on January 27, 2005, partially offset by an increase in the energy rates.
For the year 2004, MCV’s operating revenues increased $65.2 million from the year 2003. This increase is due primarily to a higher electric dispatch under Forced Dispatch with Consumers and a slight increase in the energy rates under the PPA, SEPA and SPA.
Operating Expenses
For the year ended December 31, 2005, MCV’s operating expenses were $1,427.0 million, which includes $124.6 million of fuel costs, which is reduced by $200.4 million of mark-to-market gain on certain natural gas contracts, as well as the $1,159.0 million long-lived asset impairment charge. During this period, MCV purchased approximately 60.5 bcf of natural gas, and a net 2.1 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 58.4 bcf. The average commodity cost of fuel for the year 2005 was $4.67 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the year ended December 31, 2004, MCV’s operating expenses were $574.1 million, which includes $413.1 million of fuel costs, including a $19.4 million mark-to-market loss on certain natural gas contracts, which contain optionality. During this period, MCV purchased approximately 94.7 bcf of natural gas, and a net 2.0 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 92.7 bcf. The average commodity cost of fuel for the year 2004 was $3.73 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the year 2005 compared to 2004 decreased by $288.5 million. This fuel cost decrease was primarily due to a $219.8 million favorable mark-to-market value change in certain natural gas contracts. This significant increase is the result of the implementation of the RCA/RDA effective January 27, 2005, which resulted in additional long-term gas contracts and associated financial derivatives no longer being accounted for under the normal purchase and sales exception and cash flow hedge accounting, respectively, per SFAS No. 133 and requiring mark-to-market accounting. Also contributing to this decrease in fuel costs are substantial positive margins achieved from the sales of excess gas not burned at the plant, due to the reduced dispatch under the RCA/RDA. This decrease was partially offset by increased natural gas prices in the spot market.

For the year ended December 31, 2004 compared to December 31, 2003, MCV’s operating expenses increased by $157.6 million, which includes a $158.1 million increase in fuel costs, including a $14.4 million additional mark-to-market loss on certain natural gas contracts which contain optionality. For the year ended December 31, 2003, MCV’s operating expenses were $416.5 million, which includes $255.0 million of fuel costs, including a $5.0 million mark-to-market loss on the natural gas contracts which contain optionality. During this period, MCV purchased approximately 69.5 bcf of natural gas, and a net 3.0 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 66.5 bcf. The average commodity cost of fuel for the year 2003 was $3.09 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the year 2004 compared to 2003 increased by $158.1 million. This fuel cost increase was due to a $143.7 million increase from a combination of higher gas usage resulting from the increase in the electric dispatch, higher natural gas prices and a $14.4 million unfavorable change in the mark-to-market value of the long-term gas contracts with optionality.
For the year ended December 31, 2005, operating expenses other than fuel costs increased $1,141.4 million from the year 2004. This increase is primarily the result of recording a $1,159.0 million long-lived asset impairment charge (See Part IV, Item 15, Notes to the Consolidated Financial Statements – Note 3 “Asset Impairment”). Also contributing to this increase is the accruing for the DCC contract termination payment. This increase was slightly offset by a decrease in depreciation expense due to lower asset values after recording the impairment and lower maintenance and repair costs. All other expenses incurred in these periods were normal expenditures to achieve the recorded operating revenues.
For the year ended December 31, 2004, operating expenses other than fuel costs decreased $0.4 million from the year 2003, primarily resulting from lower maintenance costs associated with the transformation from Alstom to GEII for the hot gas path parts agreement expenses due to the termination of Alstom Power Inc. in February and GEII not commencing until July 2004, lower expenses due to a 2003 provision for an option payment to Alstom for two gas turbines. This decrease was partially offset by the cost of an Alstom settlement, voluntary severance payments and higher operating and maintenance costs due to the increased dispatch. All other expenses incurred in these periods were normal expenditures to achieve the recorded operating revenues.
Other Income (Expense)
For the year ended December 31, 2005 compared to 2004, interest and other income increased by $8.9 million resulting primarily from increased interest rates on MCV’s invested cash. For the year ended December 31, 2005 compared to 2004, interest expense decreased $7.9 million due to a lower outstanding principal balance on MCV’s financing obligation.
For the year ended December 31, 2004 compared to 2003, interest expense decreased $8.6 million due to a lower outstanding principal balance on MCV’s financing obligation.
Liquidity and Capital Resources
For the years ended 2005 and 2004, net cash generated by MCV’s operations was $294.5 million and $106.8 million, respectively. Included in MCV’s net cash generated as of December 31, 2005 is a net $173.4 million of cash collateral paid to MCV, based upon the net amount of exposure on MCV’s long-term natural gas contracts and natural gas futures with counterparties. This collateral balance will vary with changes in market prices, credit provisions and various other factors. MCV’s cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next ten years. During the years ended December 31, 2005 and 2004, MCV paid financing obligation requirements of $174.4 million and $242.8 million, respectively, as required under the Overall Lease Transaction.
MCV also has a $50.0 million working capital line (“Working Capital Facility”) to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers’ credit rating. The Working Capital Facility term currently expires on August 26, 2006. MCV did not utilize the Working Capital Facility during the year 2005 except for letters of credit associated with normal business practices. As of December 31, 2005, MCV had $47.6 million available under its Working Capital Facility. As of December 31, 2005, MCV’s borrowing base was capped at the maximum amount available of $50.0 million and MCV had outstanding letters of credit in the amount of $2.4 million. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur in the near term.
In the near term, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls to the extent available for such purposes. See Item 7, “MD&A – Outlook — Energy Rates and Cost of Production; and Capacity and Energy Payments Under the PPA.” As of December 31, 2005, there were approximately $451.5 million of cash reserves of which $193.0 million is cash on deposit with MCV, paid by brokers and gas suppliers of MCV, as collateral for mark-to-market changes in the future cost of natural gas and $90.1 million which has been reserved for the debt portion of the financing obligation.
Disclosure about Contractual Obligations
MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of December 31, 2005, MCV has the following contractual financial obligations and commitments:

	Payments Due by Period (1) (In Millions)
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Long-term Debt (2)	$1,346.9	$156.0	$301.8	$280.1	$609.0

Unconditional Purchase Obligations (3)	$3,380.7	$601.4	$1,277.9	$904.1	$597.3
Other Long-term Obligations (4)	193.6	24.9	22.5	30.6	115.6

Total Contractual Cash Obligations	$3,574.3	$626.3	$1,300.4	$934.7	$712.9

	Amount of Commitment Expiration Per Period
		Less Than	One to	Three to	More Than
Commercial Commitments	Total	One Year	Three Years	Five Years	Five Years

Working Capital Facility	$50.0	$50.0	$—	$—	$—

(1)	Payment periods represent calendar years beginning with January 1, 2006.

(2)	Represents expected cash payments, including interest.

(3)	Represents estimated minimum commitments under current long-term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.

(4)	Represents the cost of current Facility maintenance service agreements, spare parts and DCC termination payment.

(5)	No amounts have been included for early termination fees under the PPA or SEPA.
New Accounting Standards
In March 2005, the FASB issued FAS Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarified the term “conditional asset retirement obligation” as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. This interpretation is effective for MCV on December 31, 2005. MCV has reviewed its current commitments and key contracts to operate the MCV Facility. Based on this review, MCV finds no material conditional asset retirement obligations that need to be accrued upon the adoption of this interpretation.
Off-Balance Sheet Arrangements
As part of MCV’s ongoing business, MCV does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, MCV was not involved in any unconsolidated SPE transactions.
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
MCV management believes that its long-term natural gas contracts, which do not contain volume optionality or are not designated to satisfy the RCA and RDA requirements, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet.
MCV holds certain long-term gas contracts that do not qualify for the normal purchases and sales exception, under SFAS No. 133, because (1) these gas contracts contain volume optionality and/or (2) are gas contracts associated with the implementation of the RCA/RDA in January 2005. With the implementation of the RCA/RDA, MCV determined that additional gas contracts no longer qualified under the normal purchases and sales exception, because the contracted gas will not be consumed for electric production. Therefore, both the contracts with volume optionality and the contracts affected by the RCA/RDA are being accounted for as derivatives, which do not qualify for hedge accounting treatment. In addition, the financial derivatives associated with the long-term gas contracts now under the RCA/RDA that were previously recognized as cash flow hedges in other comprehensive income and were dedesignated as hedges in the first quarter of 2005 and marked-to-market through earnings since the previously hedged long-term gas contracts no longer qualify for the normal purchase and sales exception. MCV expects future earnings volatility on all of these contracts as changes in the mark-to-market recognition are recorded in earnings on a quarterly basis. The cumulative mark-to-market gain through December 31, 2005 is $255.9 million, which will reverse over the remaining life of the outstanding contracts as the unrealized gains and losses are realized at contract settlement.

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
After the April 2005 economic analysis was performed, natural gas prices rose dramatically as a result of events and circumstances, which created tight supply and higher market demand for natural gas. For example, hurricane disruptions in the supply of gas in the third quarter of 2005 drastically reduced Gulf Coast natural gas production and distribution, causing a further upward spike in NYMEX forward natural gas prices, as well as third-parties’ forecasts for natural gas prices. As a result, the MCV Partnership determined that updating its impairment analysis, considering revised forward natural gas price assumptions and third parties’ forecasts of natural gas prices, among others circumstances was appropriate to evaluate the recoverability of the asset group. The asset group under SFAS No. 144 represents all assets and liabilities that impact the lowest level of identifiable cash flows to be generated to recover the MCV’s long-lived assets. For the MCV, the asset group included net property, plant and equipment and the fair value of derivative assets, as discussed in Item 15, “Notes to Consolidated Financial Statements — Note 2, Summary of Significant Accounting Policies”, both of which impact management’s estimate of the net cash flows to be generated by the MCV to recover these long-lived assets. Based on MCV’s 2005 third quarter updated impairment analysis, MCV concluded that the carrying value of the MCV’s asset group exceeded cash flows that would be generated by the Facility on an undiscounted basis and therefore, under SFAS No. 144, an impairment adjustment was required to reduce the carrying value to the estimated fair value. The fair value of the asset group was determined by discounting a set of probability-weighted streams of future cash flows at a 4.3% risk free interest rate. This impairment adjustment was recorded in the third quarter of 2005 for $1,159.0 million under “Asset impairment loss” in MCV’s Statement of Operations. MCV will continue to monitor the current and long-term trends in natural gas prices and other factors, as appropriate. Since the 2005 third quarter impairment analysis, gas prices have decreased, however, should natural gas prices remain at present levels or increase, the results of operating the Facility would be adversely affected in the long term and could result in MCV failing to meet its financial obligations under the sale and leaseback transactions and other contracts.
Property Tax Appeals. MCV currently accrues property taxes on the basis of the taxable value as assessed by the taxing authorities. In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal (“MTT”) contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 – 2005 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2005 are being held in abeyance. In 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997-2000 (the “MTT Decision”). MCV management has estimated that the MTT Decision and the impact of Michigan law (Proposal A, which caps taxable value increases) would result in a refund to MCV for the tax years 1997 – 2005 of at least $83.3 million, inclusive of interest as of December 31, 2005. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. On February 21, 2006, the Michigan Appellate Court primarily upheld the MTT Decision but remanded the case to the MTT for the limited purpose of clarification of whether the MTT erroneously included tax-exempt pollution-control equipment or property located outside the City of Midland in its concluded true cash value. If the MTT determines there was such double taxation, MCV will be entitled to a greater refund. The case is subject to further appeal. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated estimated refunds in earnings at this time.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to MCV’s operations result primarily from changes in commodity prices and interest rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Item 15, “Notes to Consolidated Financial Statements — Note 2, Summary of Significant Accounting Policies and Note 7, Long-term Debt”.
Interest Rate Risk. In 1990, MCV obtained permanent financing for the Facility by entering into sale and leaseback agreements (“Overall Lease Transaction”) with a lessor group, related to substantially all of MCV’s fixed assets. In accordance with SFAS No. 98, “Accounting For Leases,” the sale and leaseback transaction has been accounted for as a financing arrangement. The financing arrangement, entered into for a basic term of 25 years, maturing in 2015, has an effective interest rate of approximately 9.4%, payable in semi-annual installments of principal and interest. Due to the unique nature of the negotiated financing obligation it is unnecessary to estimate the fair value of the Owner Participants’ underlying debt and equity instruments supporting this financing obligation, since SFAS No. 107 “Disclosure about Fair Value of Financial Instruments” does not require fair value disclosure for the lease obligation.
MCV’s short-term investments, which are made up of investment securities held to maturity and as of December 31, 2005, have original maturity dates of approximately one year or less.
For MCV’s financing obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement:

	Expected Maturity In
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Debt:
Long-term Debt Fixed Rate (in millions)	$156.0	$150.9	$150.9	$147.1	$133.0	$609.0	$1,346.9	N/A
Avg. Interest Rate	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%
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
The following table provides information about MCV’s futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from January 2006 to December 2009. The table presents the carrying amounts and fair values at December 31, 2005:

	Expected Maturity in 2006/2007	Fair Value
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	1,929	—
Weighted Average Price Long (per 10,000 MMBtu)	$6.004	$10.549
Contract Amount ($US in Millions)	$115.8	$203.5

	Expected Maturity in 2006/2009	Fair Value
NYMEX Commodity Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	3,091	—
Weighted Average Price Long (per 10,000 MMBtu)	$4.596	$8.969
Contract Amount ($US in Millions)	$142.1	$277.3

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15(a)(1).
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
MCV management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that MCV’s system of internal control over financial reporting was effective as of December 31, 2005. MCV management’s assessment of the effectiveness of MCV’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Management Committee

David W. Joos	(52)	Management Committee Chairman (term ended in January 2006)

Thomas W. Elward	(57)	Management Committee Chairman (term began in January 2006)

Stephen R. McKemy	(51)	Management Committee Member

Executive Officers

James M. Kevra	(57)	President and Chief Executive Officer

Bruce C. Grant	(59)	Vice President of Human Resources, Communications and Public Affairs

Gary B. Pasek	(50)	Vice President, General Counsel and Secretary

James M. Rajewski	(58)	Chief Financial Officer, Vice President and Controller

Laurie M. Valasek	(38)	Vice President and Treasurer

Kevin R. Olling	(41)	Vice President of Energy Supply and Marketing
David W. Joos has served as a member of the Management Committee from June 2002 to January 2006 and had been serving as the Chairman. Mr. Joos is President, Chief Executive Officer of CMS Energy, a position he was elected to in October 2004. He is also a member of the Board of Directors of CMS Energy, a position he was elected to in September 2001. Previously he has served as President, Chief Operating Officer of CMS Energy since September 2001 and Executive Vice President and Chief Operating Officer – Electric of CMS Energy since December 2000 and President and Chief Executive Officer — Electric of Consumers since 1997.
Thomas W. Elward has served as a member of the Management Committee since January 2006 and is serving as the Chairman. Mr. Elward is President and Chief Operating Officer for CMS Enterprises Company (“CMS Enterprises”), the diversified energy business unit for CMS Energy a position he has held since 2003. Previously he was President and Chief Executive Officer for CMS Generation Company, the independent power unit of CMS Enterprises. He was appointed to that position in 2001 after serving as Senior Vice President of Plant Operations and Asset Management for CMS Generation Company.

Stephen R. McKemy has served as a member of the Management Committee since November 2004. Mr. McKemy is responsible for managing various businesses within El Paso’s non-regulated group, and has held that position since March 2004. Prior to serving in his current position, Mr. McKemy has held several other senior management positions in the financial and transportation areas of El Paso and ANR Freight Systems since July of 1978.
James M. Kevra has served as President and Chief Executive Officer of MCV since July 1995.
Bruce C. Grant has served as Vice President of Human Resources, Communications and Public Affairs of MCV since February 1998.
Gary B. Pasek has served as General Counsel and Secretary of MCV since May 1995 and was elected Vice President in February 1998.
James M. Rajewski has served as Chief Financial Officer, Vice President and Controller of MCV since May 2002. He had served as Vice President and Controller of MCV since January 1988.
Laurie M. Valasek was appointed by the Management Committee in September 2004 to the position of Treasurer and in February 2006, was appointed by the Management Committee to the position of Vice President and Treasurer. Ms. Valasek has held various positions within MCV’s Energy Supply and Marketing department since 1997.
Kevin R. Olling was appointed by the Management Committee to the position of Vice President of Energy Supply and Marketing in February 2006. He has held various positions within MCV’s Energy Supply and Marketing department since 1992.
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

Midland Cogeneration Venture Limited Partnership
Attn: Chief Financial Officer
100 Progress Place
Midland, MI 48640

Item 11. EXECUTIVE COMPENSATION
Compensation
The following table sets forth certain compensation data with respect to the chief executive officer and four other most highly compensated executive officers of MCV for each of the three years ended December 31, 2005, 2004 and 2003.
Summary Compensation Table

Annual Compensation
Name and				Other Annual
Principal Position	Year	Salary ($)	Bonus ($)(a)	Compensation ($)
James M. Kevra President and Chief Executive Officer	2005 2004 2003	292,028 300,525 279,766	— 25,000 171,692	56,269 57,599 54,484	(b)

Gary B. Pasek Vice President General Counsel & Secretary	2005 2004 2003	210,115 205,266 183,239	69,577 91,309 135,665	31,327 30,679 27,377	(c)

James M. Rajewski Chief Financial Officer, Vice President and Controller	2005 2004 2003	171,461 169,136 152,600	55,408 81,195 67,556	25,555 25,213 22,738	(d)(g)

Bruce C. Grant Vice President Human Resources, Communications and Public Affairs	2005 2004	120,752 120,260	26,605 34,173	17,987 17,918	(e)(g)

Laurie M. Valasek Vice President and Treasurer	2005	91,140	16,922	9,110	(f)

(a)	The amounts represent bonuses accrued.

(b)	Includes company contributions of $10,500 to the 401(k) Savings Plan, $17,500 to the Defined Contribution Retirement Plan and $28,269 to the Supplemental Retirement Plan.

(c)	Includes company contributions of $10,442 to the 401(k) Savings Plan, $17,558 to the Defined Contribution Retirement Plan and $3,327 to the Supplemental Retirement Plan.

(d)	Includes company contributions of $8,518 to the 401(k) Savings Plan and $17,037 to the Defined Contribution Retirement Plan.

(e)	Includes company contributions of $5,995 to the 401(k) Savings Plan and $11,992 to the Defined Contribution Retirement Plan.

(f)	Includes company contributions of $4,555 to the 401(k) Savings Plan and $4,555 to the Defined Contribution Retirement Plan.

(g)	Mr. Rajewski and Mr. Grant both received distributions from the Retiree Health Plan in the amount of $172,615 each, of which $112,200 was placed into a secular trust and the balance used to cover the taxes owed on the distribution.

Long-Term Performance Award
Pursuant to a resolution of MCV’s Organization and Compensation Subcommittee issued in June 2004, MCV is to provide additional compensation in the amount of $400,000 to Mr. Pasek for his performance associated with MCV’s property tax trial. The payment is contingent on satisfactory resolution of the matter by court order or settlement. MCV has recognized this contingent obligation in “Non-current liabilities — other.”
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
Mr. Joos commenced in June 2002 as a member of MCV’s O&CS until January 2006 at which time Mr. Thomas W. Elward replaced Mr. Joos. Mr. Joos had been serving as the Chairman and also serves as President, Chief Executive Officer and a member of the Board of Directors of CMS Energy. Mr. Elward, who is serving as the Chairman, also serves as President and Chief Operating Officer of CMS Enterprises. CMS Energy and its affiliates have the following direct and indirect interests in MCV and the Facility. CMS Midland Holdings Company has an ownership interest in one of the Owner Trusts, representing indirectly a 35% equity interest in the Facility; CMS Midland Inc. has a 49% general partnership interest in MCV; and Consumers has contractual obligations under the PPA to purchase electric capacity and related energy from MCV, has contractual obligations under various backup agreements among MCV, Consumers and Dow to assure a continuous supply of steam and electricity to Dow in the event the SEPA is terminated, has contractual obligations to enter into transmission service agreements with other utilities for MCV’s benefit, and has leased undivided interests in the Site to the Owner Trustees (as MCV’s assignees) pursuant to the Ground Lease. In 2005, Consumers purchased electric capacity and related energy from the Facility that aggregated approximately $372.7 million. In addition, CMS Energy affiliates have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 2005, CMS Energy affiliates engaged in transactions with MCV which included the sale of natural gas, the sale of natural gas transportation, the sale of natural gas storage and the purchase of natural gas that amounted in aggregate to approximately $12.5 million.
Mr. McKemy has served as a member of MCV’s O&CS since November 2004. Mr. McKemy is also a director within El Paso’s non-regulated group, responsible for managing various businesses. El Paso Midland, Inc. and affiliates of El Paso have engaged in numerous transactions in the ordinary course of business to provide services or products to MCV. In 2005, El Paso affiliates engaged in transactions with MCV, which included the sale of natural gas, sale of natural gas transportation and various natural gas marketing services that amounted in aggregate to approximately $145.0 million. In December 2002, MCV and an El Paso affiliate entered into a master netting agreement, covering the natural gas purchase agreements, in which collateral in the form of cash or a letter or credit can be required of either party based on such party’s credit ratings and on the mark-to-market values of the natural gas purchase agreements. As of December 31, 2005, El Paso had provided to MCV as credit support for natural gas under the master netting agreement letters of credit in the amount of $385.7 million and cash of $44.4 million.
For further detailed discussions of MCV’s contracts and leases with Partners, see Item 1, Section c, “Contracts”, Item 2, “Properties” and Item 8, “Financial Statements and Supplementary Data — Note 8 to the Consolidated Financial Statements.”

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
El Paso Corporation
El Paso Building
1001 Louisiana Street
Houston, TX 77002

Source Midland Limited Partnership	General Partnership Interest	24.2%	18.1%

El Paso Midland, Inc.	General Partnership Interest	14.6%	10.9%

MEI Limited Partnership	General Partnership Interest	12.2%	9.1%
	Limited Partnership Interest	—	0.9%

Micogen Limited Partnership	Limited Partnership Interest	—	4.5%

Total El Paso Ownership		51.0%	43.5%

CMS Energy Corporation
One Energy Plaza
Jackson, MI 49201-2276

CMS Midland, Inc.	General Partnership Interest	49.0%	49.0%

The Dow Chemical Company	Limited Partnership Interest	—	7.5%
2030 Dow Center
Midland, MI 48674

Alanna Corporation	Limited Partnership Interest	—	0.00001%
c/o MCV Limited Partnership
100 Progress Place
Midland, MI 48640

		100.0%	100.0%

(a)	Each partner has sole voting and investment power with respect to its general partnership interest. Limited partners have no voting rights, except to certain specified acts of the Management Committee. MCV is a limited partnership wholly owned by its Partners. Beneficial interests in the partnership are not available to any persons other than the Partners. Accordingly, none of the members of the Management Committee and none of the executive officers of MCV has any beneficial ownership in MCV.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
See Item 11, “Executive Compensation — Organization and Compensation Subcommittee, Interlocks and Insider Participation.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees
The aggregate of all fees billed to MCV by its independent registered public accounting firm, PricewaterhouseCoopers, LLP (PwC), were $367,000 during fiscal year 2005 and $341,000 during fiscal year 2004. All fees billed to MCV for both periods were for audit fees. These audit fees were for professional services rendered by the principal accountant for the audit of MCV’s annual financial statements and review of financials statements included in MCV’s Form 10-Q, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. During fiscal year 2005 and 2004, MCV was not billed by PwC for any fees for services considered audit-related fees, tax services for tax compliance, tax advice or tax planning or any other fees, other than those described above.
Audit Subcommittee Pre-Approval Policies and Procedures
All services provided by MCV’s independent registered public accounting firm, PwC, are subject to pre-approval by MCV’s audit subcommittee. The audit subcommittee charter does provide the delegation of pre-approval for some minor services to MCV’s management in the event that there is a need for such approval prior to the next full audit subcommittee meeting. However, a full report of any such interim approvals must be given at the next audit subcommittee meeting.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial statements.
The following consolidated financial statements are as of December 31, 2005 and 2004 or for each of the three years ended December 31, 2005, 2004 and 2003:
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
We have completed integrated audits of Midland Cogeneration Venture Limited Partnership’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Midland Cogeneration Venture Limited Partnership (a Michigan Limited Partnership) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9(A), that the Partnership maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Partnership’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Detroit, Michigan
February 20, 2006

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
(In Thousands)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$360,562	$125,781
Accounts and notes receivable — related parties	30,514	54,368
Accounts receivable	108,393	42,984
Gas inventory	16,138	17,509
Unamortized property taxes	18,238	18,060
Derivative assets	241,135	94,977
Broker margin accounts and prepaid expenses	20,294	13,147

Total current assets	795,274	366,826

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	2,479,071	2,466,944
Pipeline	21,432	21,432

Total property, plant and equipment	2,500,503	2,488,376

Accumulated depreciation (Note 3)	(2,276,089)	(1,062,821)

Net property, plant and equipment	224,414	1,425,555

OTHER ASSETS:
Restricted investment securities held-to-maturity	90,915	139,410
Derivative assets non-current	186,336	24,337
Deferred financing costs, net of accumulated amortization of $19,580 and $18,498, respectively	5,385	6,467
Prepaid gas costs, spare parts deposit, materials and supplies	15,554	17,782

Total other assets	298,190	187,996

TOTAL ASSETS	$1,317,878	$1,980,377

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities — related parties	$16,651	$12,772
Accounts payable and accrued liabilities	118,663	69,921
Gas supplier funds on deposit — related parties	44,353	—
Gas supplier funds on deposit	148,650	19,613
Interest payable	45,057	47,738
Current portion of long-term debt	63,459	76,548

Total current liabilities	436,833	226,592

NON-CURRENT LIABILITIES:
Long-term debt	878,638	942,097
Other	805	1,712

Total non-current liabilities	879,443	943,809

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

TOTAL LIABILITIES	1,316,276	1,170,401

PARTNERS’ EQUITY	1,602	809,976

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$1,317,878	$1,980,377

The accompanying notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2005	2004	2003
OPERATING REVENUES:
Capacity	$403,722	$405,415	$404,681
Electric	167,577	225,154	162,093
Steam	20,600	19,090	17,638

Total operating revenues	591,899	649,659	584,412

OPERATING EXPENSES:
Fuel costs (Note 2)	124,610	413,061	254,988
Depreciation	73,845	88,712	89,437
Operations	16,114	18,769	16,943
Maintenance	7,958	13,508	15,107
Property and single business taxes	29,580	28,834	30,040
Administrative, selling and general	15,871	11,236	9,959
Asset impairment loss (Note 3)	1,159,000	—	—

Total operating expenses	1,426,978	574,120	416,474

OPERATING INCOME (LOSS)	(835,079)	75,539	167,938

OTHER INCOME (EXPENSE):
Interest and other income	14,365	5,460	5,100
Interest expense	(96,730)	(104,618)	(113,247)

Total other income (expense), net	(82,365)	(99,158)	(108,147)

NET INCOME (LOSS)	$(917,444)	$(23,619)	$59,791

The accompanying notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	General	Limited
	Partners	Partners	Total
BALANCE, DECEMBER 31, 2002	$627,947	$106,363	$734,310

Comprehensive Income
Net Income	52,056	7,735	59,791

Other Comprehensive Income
Unrealized gain on hedging activities since beginning of period	34,484	5,125	39,609
Reclassification adjustments recognized in net income above	(30,153)	(4,481)	(34,634)

Total other comprehensive income	4,331	644	4,975

Total Comprehensive Income	56,387	8,379	64,766

BALANCE, DECEMBER 31, 2003	$684,334	$114,742	$799,076

Comprehensive Income
Net Loss	(20,563)	(3,056)	(23,619)

Other Comprehensive Income
Unrealized gain on hedging activities since beginning of period	62,292	9,256	71,548
Reclassification adjustments recognized in net income above	(32,239)	(4,790)	(37,029)

Total other comprehensive income	30,053	4,466	34,519

Total Comprehensive Income	9,490	1,410	10,900

BALANCE, DECEMBER 31, 2004	$693,824	$116,152	$809,976

Comprehensive Income
Net Loss	(798,754)	(118,690)	(917,444)

Other Comprehensive Income
Unrealized gain on hedging activities since beginning of period	141,965	21,095	163,060
Reclassification adjustments recognized in net income above	(21,496)	(3,194)	(24,690)
Dedesignated cash flow hedges (Note 2)	(25,509)	(3,791)	(29,300)

Total other comprehensive income	94,960	14,110	109,070

Total Comprehensive Loss	(703,794)	(104,580)	(808,374)

BALANCE, DECEMBER 31, 2005	$(9,970)	$11,572	$1,602

The accompanying notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(917,444)	$(23,619)	$59,791

Adjustments to reconcile net income (loss) to net cash provided by operating activities

Depreciation and amortization	74,927	89,925	90,792
Asset impairment loss	1,159,000	—	—
(Increase) decrease in derivative assets	(199,087)	20,130	4,906
Increase in accounts receivable	(41,555)	(15,214)	(1,211)
(Increase) decrease in gas inventory	1,371	2,789	(732)
(Increase) decrease in unamortized property taxes	(178)	(388)	683
Increase in broker margin accounts and prepaid expenses	(7,147)	(5,046)	(4,778)
(Increase) decrease in prepaid gas costs, materials and supplies	2,228	3,841	(8,704)
Increase (decrease) in accounts payable and accrued liabilities	52,621	25,775	(712)
Increase in gas supplier funds on deposit	173,390	15,096	4,517
Decrease in interest payable	(2,681)	(5,271)	(3,377)
Increase (decrease) in other non-current liabilities	(907)	(1,197)	311

Net cash provided by operating activities	294,538	106,821	141,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant modifications and purchases of plant equipment	(31,704)	(20,460)	(33,278)
Maturity of restricted investment securities held-to-maturity	318,192	674,553	601,225
Purchase of restricted investment securities held-to-maturity	(269,697)	(674,208)	(602,279)

Net cash provided by (used in) investing activities	16,791	(20,115)	(34,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of financing obligation	(76,548)	(134,576)	(93,928)

Net cash used in financing activities	(76,548)	(134,576)	(93,928)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	234,781	(47,870)	13,226

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	125,781	173,651	160,425

CASH AND EQUIVALENTS AT END OF PERIOD	$360,562	$125,781	$173,651

The accompanying notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)	THE PARTNERSHIP AND ASSOCIATED RISKS
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
The Facility has a net electrical generating capacity of approximately 1500 MW (including approximately 100 MW of duct burner generation from five of six duct burners, which are currently unavailable for operational use) and approximately 1.5 million pounds of process steam capacity per hour. MCV has entered into three principal energy sales agreements. MCV has contracted to (i) supply up to 1240 MW of electric capacity (“Contract Capacity”) to Consumers Energy Company (“Consumers”) under the Power Purchase Agreement (“PPA”), for resale to its customers through 2025, (ii) supply electricity and steam to The Dow Chemical Company (“Dow”) through 2008 and 2015, respectively, under the Steam and Electric Power Agreement (“SEPA”) and (iii) supply steam to Dow Corning Corporation (“DCC”) under the Steam Purchase Agreement (“SPA”) through 2011 (see Note 8, “Commitments and Other Agreements – Steam Purchase Agreement”). From time to time, MCV enters into other sales agreements for the sale of excess capacity and/or energy available above MCV’s internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully operating the Facility at or near contractual capacity levels and on Consumers’ ability to perform its obligations under the PPA. Sales pursuant to the PPA have historically accounted for over 90% of MCV’s revenues.
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
The Facility is a qualifying cogeneration facility (“QF”) originally certified by the Federal Energy Regulatory Commission (“FERC”) under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis and certain ownership limitations must be met. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the “Efficiency Percentage”)) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the twelve months ended December 31, 2005, the Facility achieved a Thermal Percentage of 23.7% and an Efficiency Percentage of 47.2%. The loss of QF status could, among other things, cause MCV to lose its rights under PURPA to sell power from the Facility to Consumers at Consumers’ “avoided cost” and subject MCV to additional federal and state regulatory requirements.
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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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
Two significant issues that could affect MCV’s future financial performance are the price of natural gas and Consumers’ ability/obligation to pay PPA charges. First, the Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility’s operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts, since natural gas prices have historically been volatile and extremely difficult to forecast. In addition, there is no consensus among forecasters of natural gas prices as to whether the price or range will increase, decrease or remain at current levels over any period of time. Since December 2004, the spot price of natural gas has risen by approximately $6.50 per million British thermal units (“MMBtu”), and natural gas futures contract prices (as of the last trading day of each month) for the period 2006 to 2010 are an average of approximately $3.80 per MMBtu higher. To the extent that the costs associated with production of electricity rise faster than the energy charge payments, MCV’s financial performance will be negatively affected. The extent of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers’ coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. Even with the RCA and RDA, if gas prices stay at present levels or increase, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financing obligations. Second, Consumers’ ability/obligation to pay PPA charges may be affected by an MPSC order denying Consumers’ recovery from ratepayers. This issue is likely to be addressed in the timeframe of 2007 or beyond. MCV continues to monitor the current and long-term trends in natural gas prices, and to participate in MPSC matters, as appropriate. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts, cannot accurately be predicted. MCV management cannot, at this time, predict the future impact or outcome of these matters. (See Note 3 – Asset Impairment).
(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Principles of Consolidation and Operating Segments
The consolidated financial statements included the accounts of MCV and its wholly-owned subsidiaries, PVCO Corp. and MCV GAGP. Previously, all material transactions and balances among entities, which comprise MCV, had been eliminated in the consolidated financial statements. The 2004 dissolution of these wholly-owned subsidiaries had no impact on the financial position and results of operations. In addition, under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” MCV has determined that it has one reportable segment.
Revenue Recognition
MCV recognizes revenue for the sale of variable energy and fixed energy when delivered. Capacity and other installment revenues are recognized based on plant availability or other contractual arrangements.
Fuel Costs
MCV’s fuel costs are those costs associated with securing natural gas, transportation and storage services necessary to generate electricity and steam from the Facility. These costs are recognized in the income statement based upon actual volumes burned to produce the delivered energy, as well as gains and losses resulting from mark-to-market and natural gas hedging activity. For further disclosure, see sections, “Mark-to-Market Activity” and “Natural Gas Supply Futures and Options which Qualify for Hedge Accounting,” within this Note 2. In addition, MCV engages in certain cost mitigation activities to offset the fixed charges MCV incurs for these activities. The gains or losses resulting from these activities have resulted in net gains of approximately $15.8 million, $6.7 million and $7.7 million for the years ended 2005, 2004 and 2003, respectively. These net gains are reflected as a component of fuel costs.
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
Accounts Receivable
Accounts receivable and accounts receivable-related parties are recorded at the billed amount and do not bear interest. MCV evaluates the need for an allowance for doubtful accounts using MCV’s best estimate of the amount of probable credit losses. At December 31, 2005 and 2004, no allowance was provided since typically all receivables are collected within 30 days of each month end.
Inventory
MCV’s inventory of natural gas is stated at the lower of cost or market, and valued using the last-in, first-out (“LIFO”) method. Inventory includes the costs of purchased gas, variable transportation and storage. The amount of reserve to reduce inventories from first-in, first-out (“FIFO”) basis to the LIFO basis at

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
December 31, 2005 and 2004, was $14.7 million and $10.3 million, respectively. Inventory cost, determined on a FIFO basis, approximates current replacement cost.
Materials and Supplies
Materials and supplies are stated at the lower of cost or market using the weighted average cost method. The majority of MCV’s materials and supplies are considered replacement parts for MCV’s Facility.
Depreciation
Original plant, equipment and pipeline were valued at cost for the constructed assets and at the asset transfer price for purchased and contributed assets, and are depreciated using the straight-line method over an estimated useful life of 35 years, which is the term of the PPA, except for the hot gas path components of the GTGs which are primarily being depreciated over a 25-year life. Plant construction and additions, since commercial operations in 1990, are depreciated using the straight-line method over the remaining life of the plant which currently is 20 years. Major renewals and replacements, which extend the useful life of plant and equipment are capitalized, while maintenance and repairs are expensed when incurred. Major equipment overhauls are capitalized and amortized to the next equipment overhaul. Personal property is depreciated using the straight-line method over an estimated useful life of 5 to 15 years. The cost of assets and related accumulated depreciation are removed from the accounts when sold or retired, and any resulting gain or loss reflected in operating income. (See Note 3 – Asset Impairment.)
Federal Income Tax
MCV is not subject to Federal or State income taxes. Partnership earnings are taxed directly to each individual partner.
Statement of Cash Flows
All liquid investments purchased with a maturity of three months or less at time of purchase are considered to be current cash equivalents.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held-to-maturity, as of December 31, 2005 and December 31, 2004 have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 7 makes it unnecessary to estimate the fair value of the Owner Participants’ underlying debt and equity instruments supporting such financing obligation, since SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” does not require fair value disclosure for the lease obligation.
Accounting for Derivative Instruments and Hedging Activities
MCV records every derivative instrument on the balance sheet as either an asset or liability measured at its fair value, except for those which qualify for the normal purchases and normal sales exception. SFAS No. 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges in some cases allows a derivative’s gains and losses to offset related results on the hedged item in the income statement or permits recognition of the hedge results in other comprehensive income, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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
Natural Gas Supply Contracts
MCV management believes that its long-term natural gas contracts, except for those which contain volume optionality and the long-term gas contracts under the RCA/RDA, qualify under SFAS No. 133 for the normal purchases and normal sales exception. Therefore, these contracts are currently not recognized at fair value on the balance sheet.
Natural Gas Credit Risk
MCV is exposed to the risk of loss from failure of its counterparties, under its natural gas supply and derivative contracts, to comply with the terms of the respective contracts, which includes non-delivery under the natural gas supply contracts. To protect against this loss, many of MCV’s gas supply contracts have credit support requirements that can be triggered by changes in the financial condition of MCV or the gas supplier, price changes in the forward gas market or the quantity of gas purchases (see Note 6 – Gas Supplier Funds on Deposit). MCV management monitors this risk through the periodic review of the credit and financial condition of these counterparties and as of December 31, 2005, believes the risk of noncompliance to be remote. If any of these counterparties fails to deliver on their requirements, MCV does not expect this would have a material impact on its financial condition or cash flows.
Mark-to-Market Activity
MCV holds certain long-term gas contracts that do not qualify for the normal purchases and sales exception, under SFAS No. 133, because (1) these gas contracts contain volume optionality and/or (2) are gas contracts associated with the implementation of the RCA/RDA in January 2005. With the implementation of the RCA/RDA, MCV determined that additional gas contracts no longer qualified under the normal purchases and sales exception, because the contracted gas will not be consumed for electric production. Therefore, both the contracts with volume optionality and the contracts affected by the RCA/RDA are being accounted for as derivatives, which do not qualify for hedge accounting treatment. In addition, the financial derivatives associated with the long-term gas contracts now under the RCA/RDA that were previously recognized as cash flow hedges in other comprehensive income were dedesignated as hedges in the first quarter of 2005 and marked-to-market through earnings since the previously hedged long-term gas contracts no longer qualify for the normal purchase and sales exception. MCV expects future earnings volatility on all of these contracts as changes in the mark-to-market recognition are recorded in earnings on a quarterly basis.
The cumulative mark-to-market gain through December 31, 2005 of $255.9 million is recorded as a current and non-current derivative asset on the balance sheet, as described below. These assets will reverse over the remaining life of these contracts as the unrealized gains and losses are realized at contract settlement. For the twelve months ended December 31, 2005 and December 31, 2004, MCV recorded in “Fuel costs” a gain of $200.4 million and a loss of $19.4 million, respectively, for the net mark-to-market adjustment associated with these contracts. In addition, as of December 31, 2005 and December 31, 2004, MCV recorded “Derivative assets” in Current Assets in the amount of $198.5 million and $31.4 million, respectively, and for the same periods recorded “Derivative assets, non-current” in Other Assets in the amount of $57.4 million and $24.3 million, respectively, representing the mark-to-market value on these long-term natural gas contracts and

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
associated financial positions. MCV has also recorded a net $93.8 million gain in earnings from recognized gains on the financial positions associated with the long-term gas contracts.
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
For the twelve months ended December 31, 2005, MCV has recognized in other comprehensive income, an unrealized gain of $109.1 million on the gas futures contracts and OTC swaps (including a $29.3 million loss of dedesignated cash flow hedges), which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $174.8 million gain in other comprehensive income (loss) as of December 31, 2005. This balance represents natural gas futures, options and OTC swaps with maturities ranging from January 2006 to December 2009, of which $45.9 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of December 31, 2005, a $42.6 million “Derivative assets,” in Current Assets and for the same period a $128.9 million “Derivative asset – non-current” in Other Assets, representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the twelve months ended December 31, 2005, MCV has recorded a net $24.7 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $2.7 million loss in earnings from hedges related to cost mitigation activities.
For the twelve months ended December 31, 2004, MCV recognized an unrealized $34.5 million increase in other comprehensive income on the futures contracts, which are hedges of forecasted purchases for plant use of market priced gas, which resulted in a $65.8 million gain balance in other comprehensive income as of December 31, 2004. As of December 31, 2004, MCV had recorded a $63.6 million current derivative asset in “Derivative assets.” For the twelve months ended December 31, 2004, MCV had recorded a net $36.5 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations and a net $1.8 million gain in earnings from cost mitigation activities.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Accumulated Other Comprehensive Income
Accumulated other comprehensive income reflects the following balances at December 31 (thousands):

	2005	2004	2003
Beginning Accumulated Other Comprehensive Income	$65,774	$31,255	$26,280
Unrealized gain on hedging activities	163,060	71,548	39,609
Reclassification adjustments recognized in net income	(24,690)	(37,029)	(34,634)
Dedesignated cash flow hedges	(29,300)	—	—

Ending Accumulated Other Comprehensive Income	$174,844	$65,774	$31,255

New Accounting Standard
In March 2005, the FASB issued FAS Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarified the term “conditional asset retirement obligation” as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. This interpretation is effective for MCV on December 31, 2005. MCV has reviewed its current commitments and key contracts to operate the MCV Facility. Based on this review, MCV finds no material conditional asset retirement obligations that need to be accrued upon the adoption of this interpretation.
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
After the April 2005 economic analysis was performed, natural gas prices rose dramatically as a result of events and circumstances, which created tight supply and higher market demand for natural gas. For example, hurricane disruptions in the supply of gas in the third quarter of 2005 drastically reduced Gulf Coast natural gas production and distribution, causing a further upward spike in NYMEX forward natural gas prices, as well as third-parties’ forecasts for natural gas prices. As a result, the MCV Partnership determined that updating its impairment analysis, considering revised forward natural gas price assumptions and third parties’ forecasts of natural gas prices, among others circumstances was appropriate to evaluate the recoverability of the asset group. The asset group under SFAS No. 144 represents all assets and liabilities that impact the lowest level of identifiable cash flows to be generated to recover the MCV’s long-lived assets. For the MCV, the asset group included net property, plant and equipment and the fair value of derivative assets, as discussed in Note 2 – “Summary of Significant Accounting Policies”, both of which impact management’s estimate of the net cash flows to be generated by the MCV to recover these long-lived assets. Based on MCV’s 2005 third quarter updated impairment analysis, MCV concluded that the carrying value of the MCV’s asset group exceeded cash

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
flows that would be generated by the Facility on an undiscounted basis and therefore, under SFAS No. 144, an impairment adjustment was required to reduce the carrying value to the estimated fair value. The fair value of the asset group was determined by discounting a set of probability-weighted streams of future cash flows at a 4.3% risk free interest rate. This impairment adjustment was recorded in the third quarter of 2005 for $1,159.0 million under “Asset impairment loss” in MCV’s Statement of Operations. MCV will continue to monitor the current and long-term trends in natural gas prices and other factors, as appropriate. Since the 2005 third quarter impairment analysis, gas prices have decreased, however, should natural gas prices remain at present levels or increase, the results of operating the Facility would be adversely affected in the long term and could result in MCV failing to meet its financial obligations under the sale and leaseback transactions and other contracts.
(4) RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY
Non-current restricted investment securities held-to-maturity have carrying amounts that approximate fair value because of the short maturity of these instruments and consist of the following at December 31 (in thousands):

	2005	2004
Funds restricted for rental payments pursuant to the Overall Lease Transaction	$90,111	$138,150

Funds restricted for management non-qualified plans	804	1,260

Total	$90,915	$139,410

(5) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following at December 31 (in thousands):

	2005	2004
Accounts payable — related parties	$16,651	$12,772

Accounts payable — non-related
Trade creditors	$100,956	$53,476
Property and single business taxes	11,088	11,833
Other	6,619	4,612

Total accounts payable — non-related	$118,663	$69,921

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(6) GAS SUPPLIER FUNDS ON DEPOSIT
Pursuant to individual gas contract terms with counterparties, including margin accounts with futures and option brokers, deposit amounts or letters of credit may be required by one party to the other based upon the net amount of exposure. The net amount of exposure will vary with changes in market prices, credit provisions and various other factors. Collateral paid or received will be posted by one party to the other based on the net amount of the exposure. Interest is earned on funds on deposit. MCV has paid or received the following as of December 31 (in thousands):

	2005	2004
Cash or letters of credit supplied by MCV to others:
Cash paid, recorded in “Broker margin accounts and prepaid expenses”	$16,520	$8,670
Letters of credit provided to others	2,430	2,430

Cash or letters of credit supplied to MCV by others:
Cash received, recorded in “Gas supplier funds on deposit”	148,650	19,613
Cash received by El Paso (a related party), recorded in “Gas supplier funds on deposit – related parties”	44,353	—
Letters of credit provided to MCV from non-related parties	21,700	24,600
Letters of credit provided to MCV by El Paso (a related party)	385,700	184,000
(7) LONG-TERM DEBT
Long-term debt consists of the following at December 31 (in thousands):

	2005	2004
Financing obligation, maturing through 2015, payable in semi-annual installments of principal and interest, collateralized by property, plant and equipment	$942,097	$1,018,645

Less current portion	(63,459)	(76,548)

Total long-term debt	$878,638	$942,097

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Under the terms of the Overall Lease Transaction, MCV sold undivided interests in all of the fixed assets of the Facility for approximately $2.3 billion, to five separate owner trusts (“Owner Trusts”) established for the benefit of certain institutional investors (“Owner Participants”). U.S. Bank National Association serves as owner trustee (“Owner Trustee”) under each of the Owner Trusts, and leases undivided interests in the Facility on behalf of the Owner Trusts to MCV for an initial term of 25 years. CMS Midland Holdings Company (“CMS Holdings”), currently a wholly owned subsidiary of Consumers, acquired a 35% indirect equity interest in the Facility through its purchase of an interest in one of the Owner Trusts.
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
Under the terms of the Overall Lease Transaction and refinancing of the tax-exempt bonds, approximately $25.0 million of transaction costs were a liability of MCV and have been recorded as a deferred cost. Financing costs incurred with the issuance of debt are deferred and amortized using the interest method over the remaining portion of the 25-year lease term. Deferred financing costs of approximately $1.1 million, $1.2 million and $1.4 million were amortized in the years 2005, 2004 and 2003, respectively.
Interest and fees incurred related to long-term debt arrangements during 2005, 2004 and 2003 were $95.5 million, $103.4 million and $111.9 million, respectively.
Interest and fees paid during 2005, 2004 and 2003 were $98.2 million, $108.6 million and $115.4 million, respectively.
Minimum payments due under these long-term debt arrangements over the next five years are (in thousands):

	Principal	Interest	Total
2006	$63,459	$92,515	$155,974
2007	62,916	87,988	150,904
2008	67,753	83,163	150,916
2009	70,335	76,755	147,090
2010	62,917	70,085	133,002

	$327,380	$410,506	$737,886

Revolving Credit Agreement
MCV has also entered into a working capital line (“Working Capital Facility”), which expires August 26, 2006. Under the terms of the existing agreement, MCV can borrow up to the $50.0 million commitment, in the form of short-term borrowings or letters of credit collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. MCV did not utilize the Working Capital Facility during the year 2005, except for letters of credit associated with normal business practices. At December 31, 2005, MCV had $47.6 million available

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
under its Working Capital Facility. As of December 31, 2005, MCV’s borrowing base was capped at the maximum amount available of $50.0 million and MCV had outstanding letters of credit in the amount of $2.4 million. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur in the near term.
Intercreditor Agreement
MCV has also entered into an Intercreditor Agreement with the Owner Trustee, Working Capital Lender, U.S. Bank National Association as Collateral Agent (“Collateral Agent”) and the Senior and Subordinated Indenture Trustees. Under the terms of this agreement, MCV is required to deposit all revenues derived from the operation of the Facility with the Collateral Agent for purposes of paying operating expenses and rent. In addition, these funds are required to pay construction modification costs and to secure future rent payments. As of December 31, 2005, MCV has deposited $90.1 million into the reserve account. The reserve account is to be maintained at not less than $40 million nor more than $137 million (or debt portion of next succeeding basic rent payment, whichever is greater). Excess funds in the reserve account are periodically transferred to MCV. This agreement also contains provisions governing the distribution of revenues and rents due under the Overall Lease Transaction, and establishes the priority of payment among the Owner Trusts, creditors of the Owner Trusts, creditors of MCV and the Partnership.
(8) COMMITMENTS AND OTHER AGREEMENTS
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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
revenues payable is 50% if termination occurs prior to the fifth anniversary of the commercial operation date and 33-1/3% if termination occurs after the fifth anniversary of this agreement. The term of this agreement is 15 years from the commercial operation date of steam deliveries under the contract and year-to-year thereafter.
In September 2005, MCV gave notice to DCC of its intent to terminate the SPA effective September 19, 2006, as provided for in the SPA. MCV informed DCC that it was willing to consider entering into another agreement with DCC at market-based pricing of steam. MCV has not been able to reach a new agreement with DCC at market-based pricing. The termination of the SPA is conditioned upon MCV making a payment to DCC 30 days prior to the effective date of the termination. The termination payment is for a certain portion of future revenues. The termination payment, which was accrued in December 2005 to “Administrative, Selling and General,” is estimated to be $5.1 million. The contract termination is not expected to have any negative impact on MCV’s PURPA QF certification (i.e., MCV’s operating and efficiency requirements under PURPA will be met without steam sales to DCC).
Gas Supply Agreements
MCV has entered into gas purchase agreements with various producers for the supply of natural gas. The current contracted volume totals 238,665 MMBtu per day annual average for 2006. As of January 1, 2006, gas contracts with U.S. suppliers provide for the purchase of 176,010 MMBtu per day while gas contracts with Canadian suppliers provide for the purchase of 62,655 MMBtu per day. Some of these contracts require MCV to pay for a minimum amount of natural gas per year, whether or not taken. The estimated minimum commitments under these contracts based on current long-term prices for gas for the years 2006 through 2010 are $569.7 million, $683.8 million, $548.0 million, $478.5 million and $380.4 million, respectively. A portion of these payments may be utilized in future years to offset the cost of quantities of natural gas taken above the minimum amounts.
Gas Transportation Agreements
MCV has entered into firm natural gas transportation agreements with various pipeline companies. These agreements require MCV to pay certain reservation charges in order to reserve the transportation capacity. MCV incurred reservation charges in 2005, 2004 and 2003 of $34.5 million, $35.5 million and $34.8 million, respectively. The estimated minimum reservation charges required under these agreements for each of the years 2006 through 2010 are $30.5 million, $22.4 million, $22.4 million, $22.3 million and $21.7 million, respectively. These projections are based on current commitments.
Gas Turbine Service Agreements
MCV has a maintenance service and parts agreement with General Electric International, Inc. (“GEII”), which commenced July 1, 2004 (“GEII Agreement”). GEII is providing maintenance services and hot gas path parts for MCV’s twelve GTGs, including an initial inventory of spare parts for the GTGs, providing qualified service personnel and supporting staff to assist MCV to perform scheduled inspections on the GTGs and to repair the GTGs at MCV’s request. The GEII Agreement will cover four rounds of major GTG inspections, which are expected to be completed by the year 2015. MCV is to make monthly payments over the life of the contract totaling approximately $207 million (subject to escalations based on defined indices). The GEII Agreement can be terminated by either party for cause or convenience. Should termination for convenience occur, a buy out amount will be paid by the terminating party with payments ranging from approximately $19.0 million to $.9 million, based upon the number of operating hours utilized since commencement of the GEII Agreement.

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
(9) CONTINGENCIES
Property Taxes
In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal (“MTT”) contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 – 2005 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2005 are being held in abeyance. In 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997-2000 (the “MTT Decision”). MCV management has estimated that the MTT Decision and the impact of Michigan law (Proposal A, which caps taxable value increases) would result in a refund to MCV for the tax years 1997 – 2005 of at least $83.3 million, inclusive of interest as of December 31, 2005. The MTT Decision has been appealed to the Michigan Appellate Court by the City of Midland. MCV has filed a cross-appeal at the Michigan Appellate Court. On February 21, 2006, the Michigan Appellate Court primarily upheld the MTT Decision but remanded the case to the MTT for the limited purpose of clarification of whether the MTT erroneously included tax-exempt pollution-control equipment or property located outside the City of Midland in its concluded true cash value. If the MTT determines there was such double taxation, MCV will be entitled to a greater refund. The case is subject to further appeal. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated estimated refunds in earnings at this time.
NOx Allowances
The United States Environmental Protection Agency (“US EPA”) has approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which is from May 1 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV has excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program, which have not been incorporated into the RCA/RDA program, belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of December 31, 2005, MCV has recorded in “Accounts payable and accrued liabilities”, approximately $4.7 million for NOx allowances sold in 2005 and 2004, which are not part of the RCA/RDA and are pending resolution of ownership rights.
Environmental Issues
On July 12, 2004, the Michigan Department of Environmental Quality (“DEQ”), Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its Air Use Permit to Install No. 209-02 (“PTI”) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. MCV declared five of the six duct burners as unavailable for operational use (which reduces the generation capability of the Facility by approximately 100 MW) and took other corrective action to address the DEQ’s assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the configuration of that particular unit. MCV disagrees with certain of the DEQ’s assertions. MCV filed a response in July 2004 to address the Letter of Violation. On December 13, 2004, the DEQ informed MCV that it was pursuing an escalated enforcement action against MCV regarding the alleged violations of MCV’s PTI. The DEQ also stated that the alleged violations are deemed federally significant and, as such, placed MCV on the US EPA’s High Priority Violators List (“HPVL”). The DEQ and MCV are pursuing voluntary settlement of this matter, which will satisfy state and federal requirements and remove MCV from the HPVL. Any such settlement may involve a fine, but the DEQ has not, at this time, stated what, if any, fine they will seek to impose. MCV has accrued $50,000 for this issue. At this time, MCV management cannot predict the financial impact or outcome of this issue.
On July 13, 2004, the DEQ, Water Division, issued MCV a “Notice Letter” asserting MCV violated its National Pollutant Discharge Elimination System Permit by discharging heated process waste water into the storm water system, failing to document inspections, and other minor infractions (“alleged NPDES violations”). In August 2004, MCV filed a response to the DEQ letter covering the remediation for each of the DEQ’s alleged violations. On October 17, 2005, the DEQ, Water Bureau, issued to MCV a “Compliance Inspection” report, which listed several minor violations and concerns that needed to be addressed by MCV. This report was issued in connection with an inspection of the Facility in September 2005, which was conducted for compliance and review of the Storm Water Pollution Prevention Plans (“SWPPP”). MCV submitted its updated SWPPP on December 1, 2005. MCV management believes it has resolved all issues associated with the Notice Letter and Compliance Inspection and does not expect any further DEQ actions on these matters.
(10) RETIREMENT BENEFITS
Postretirement Health Care Plans
In 1992, MCV established defined cost postretirement health care plans (“Plans”) that cover all full-time employees, excluding key management. The Plans provide health care credits, which can be utilized to purchase medical plan coverage and pay qualified health care expenses. Participants become eligible for the benefits if they retire on or after the attainment of age 65 or upon a qualified disability retirement, or if they have 10 or more years of service and retire at age 55 or older. The Plans granted retroactive benefits for all employees hired prior to January 1, 1992. This prior service cost has been amortized to expense over a five-year period. MCV annually funds the current year service and interest cost as well as amortization of prior service cost to both qualified and non-qualified trusts. The MCV accounts for retiree medical benefits in accordance with SFAS 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” This standard required the full accrual of such costs during the years that the employee renders service to the MCV until the date of full eligibility. The accumulated benefit obligation of the Plans were $5.4 million at December 31, 2005 and $4.9 million at December 31, 2004. The measurement date of these Plans was December 31, 2005.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
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
The following table reconciles the change in the Plans’ benefit obligation and change in Plan assets as reflected on the balance sheet as of December 31 (in thousands):

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$4,972.6	$3,276.0
Service cost	311.5	232.1
Interest cost	230.1	174.8
Actuarial gain	9.2	1,298.0
Benefits paid during year	(108.0)	(8.3)

Benefit obligation at end of year	5,415.4	4,972.6

Change in Plan assets:
Fair value of Plan assets at beginning of year	3,317.7	2,826.8
Actual return on Plan assets	246.2	292.7
Employer contribution	426.3	206.5
Benefits paid during year	(108.0)	(8.3)

Fair value of Plan assets at end of year	3,882.2	3,317.7

Unfunded status	1,533.2	1,654.9
Unrecognized prior service cost	(141.6)	(155.9)
Unrecognized net loss	(1,378.4)	(1,499.0)

Accrued benefit cost	$13.2	$—

Net periodic postretirement health care cost for years ending December 31, included the following components (in thousands):

	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$311.5	$232.1	$212.5
Interest cost	230.1	174.8	178.2
Expected return on Plan assets	(187.7)	(216.1)	(163.7)
Amortization of unrecognized net loss	85.6	15.7	30.5

Net periodic benefit cost	$439.5	$206.5	$257.5

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$53.2	$76.4
Effect on postretirement benefit obligation	$545.1	$475.9
Assumptions used in accounting for the Post-Retirement Health Care Plan were as follows:

	2005	2004	2003
Discount rate	5.50%	5.75%	6.00%
Long-term rate of return on Plan assets	8.00%	8.00%	8.00%
Inflation benefit amount
1999 through 2005	0.00%	0.00%	0.00%
2006 and later years	5.00%	5.00%	4.00%
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
MCV’s Plan’s weighted-average asset allocations, by asset category are as follows as of December 31:

Asset Category:	2005	2004
Cash and cash equivalents	8%	1%
Fixed income	16%	19%
Equity securities	76%	80%

Total	100%	100%

Contributions. MCV expects to contribute approximately $.4 million to the Plan in 2006.
Retirement and Savings Plans
MCV sponsors a defined contribution retirement plan covering all employees. Under the terms of the plan, MCV makes contributions to the plan of either five or ten percent of an employee’s eligible annual compensation dependent upon the employee’s age. MCV also sponsors a 401(k) savings plan for employees.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
Contributions and costs for this plan are based on matching an employee’s savings up to a maximum level. In 2005, 2004 and 2003, MCV contributed $1.2 million, $1.4 million and $1.3 million, respectively under these plans.
MCV has also maintained an Employee Excess Benefit Plan for contributions to the defined contribution and 401(k) plans, which exceed the annual federal limits. Due to a change in law, the Internal Revenue Service established a special election period for employees to elect distribution of funds from accounts such as this. During the fourth quarter of 2005, all MCV participants in the Employee Excess Benefit Plan elected to take distribution of their funds, which totaled $.2 million. Upon the withdrawal of all funds from the plan, MCV terminated the Employee Excess Benefit Plan.
Supplemental Retirement Benefits
MCV provides supplemental retirement, postretirement health care and excess benefit plans for key management. These plans are not qualified plans under the Internal Revenue Code; therefore, earnings of the trusts maintained by MCV to fund these plans are taxable to the Partners and trust assets are included in the assets of MCV. During the fourth quarter of 2005, some MCV officers, to the extent they were vested in such plans, elected distributions totaling $.6 million from these supplemental retirement plans.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(11) PARTNERS’ EQUITY AND RELATED PARTY TRANSACTIONS
The following table summarizes the nature and amount of each of MCV’s Partner’s equity interest, interest in profits and losses of MCV at December 31, 2005, and the nature and amount of related party transactions or agreements that existed with the Partners or affiliates as of December 31, 2005, 2004 and 2003, and for each of the twelve month periods ended December 31 (in thousands).

Beneficial Owner, Equity Partner,	Equity
Type of Partner and Nature of Related Party	Interest	Interest	Related Related Party Transactions and Agreements	2005	2004	2003

CMS Energy Company
CMS Midland, Inc.	$784	49.0%	Power purchase agreements	$372,739	$601,535	$513,774

General Partner; wholly-owned subsidiary of Consumers Energy Company			Purchases under gas transportation agreements	9,354	9,349	14,294
			Purchases under spot gas agreements	—	—	663
			Purchases under gas supply agreements	—	—	2,330
			Gas storage agreement	2,563	2,563	2,563
			Land lease/easement agreements	600	600	600
			Accounts receivable	26,365	50,364	40,373
			Accounts payable	1,053	1,031	1,025
			Sales under spot gas agreements	—	—	3,260

El Paso Corporation	$(5,121)	18.1%
Source Midland Limited Partnership (“SMLP”) General Partner; owned by subsidiaries of El Paso Corporation			Purchase under gas transportation agreements	12,002	12,334	13,023
			Purchases under spot gas agreement	—	—	610
			Purchases under gas supply agreement	132,887	70,000	54,308
			Gas agency agreement	136	264	238
			Deferred reservation charges under gas purchase agreement	1,576	3,152	4,728
			Accounts payable	14,924	10,997	5,751
			Sales under spot gas agreements	—	—	3,474
			Gas supplier funds on deposit	44,353	—	—
			Letter of credit provided to MCV	385,700	184,000	—

El Paso Midland, Inc. (“El Paso Midland”)	(3,073)	10.9	See related party activity listed under SMLP.
General Partner; wholly-owned subsidiary of El Paso Corporation

MEI Limited Partnership (“MEI”)			See related party activity listed under SMLP.
A General and Limited Partner; 50% interest owned by El Paso Midland, Inc. and 50% interest owned by SMLP
General Partnership Interest	(2,560)	9.1
Limited Partnership Interest	(256)	.9

Micogen Limited Partnership	(1,280)	4.5	See related party activity listed under SMLP.
(“MLP”) Limited Partner, owned subsidiaries of El Paso Corporation

Total El Paso Corporation	$(12,290)	43.5%

The Dow Chemical Company
The Dow Chemical Company Limited	$13,107	75%	Steam and electric power agreement	42,873	39,055	36,207
Partner
			Steam purchase agreement - Dow Corning Corp (affiliate)	4,368	4,289	4,017
			Purchases under demineralized water supply agreement	6,671	8,142	6,396
			Accounts receivable	4,148	4,003	3,431
			Accounts payable	674	744	610
			Standby and backup fees	821	766	731

Alanna Corporation
Alanna Corporation	$1 (1)	.00001%	Note receivable	1	1	1

Limited Partner; wholly-owned subsidiary of Alanna Holdings Corporation

TOTAL PARTNERS’ EQUITY	$1,602	100.0%

Footnotes to Partners’ Equity and Related Party Transactions

(1)	Alanna’s capital stock is pledged to secure MCV’s obligation under the lease and other overall lease transaction documents.

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

MIDLAND COGENERATION VENTURE
LIMITED PARTNERSHIP

Date: February 22, 2006	By:	/s/ James M. Kevra James M. Kevra
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ James M. Kevra James M. Kevra	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2006

/s/ James M. Rajewski James M. Rajewski	Chief Financial Officer, Vice President and Controller (Principal Accounting Officer)	February 22, 2006

/s/ Thomas W. Elward Thomas W. Elward	Chairman, Management Committee	February 22, 2006

/s/ Stephen R. McKemy Stephen R. McKemy	Member, Management Committee	February 22, 2006

EXHIBIT INDEX

Exhibit
Number		Description
3.1	—	Restated Certificate of Limited Partnership dated June 13, 1988 ((a), Exhibit 3.1)).

3.2	—	Amended and Restated Limited Partnership Agreement of MCV dated as of June 13, 1988 ((a) (Exhibit 3.2)).

3.2 (a)	—	Amendment No. 1 dated as of May 26, 1989 to Amended and Restated Limited Partnership Agreement ((a) (Exhibit 3.3)).

3.2 (b)	—	Amendment No. 2 dated as of November 28, 1989 to Amended and Restated Limited Partnership Agreement ((a), Exhibit 3.4)).

3.2 (c)	—	Amendment No. 3 dated as of June 1, 1990 to Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit (2)(b) to CMS Energy Corporation’s Form 10-K dated March 21, 1990, File No. 1-9513).

3.3	—	Memorandum of Agreement, dated March 2, 1990, relating to Amended and Restated Partnership Agreement ((a), (Exhibit 3.6)).

4.1	—	Senior Trust Indenture, Leasehold Mortgage and Security Agreement dated as of June 1, 1990 between Shawmut Bank and United States Trust Company of New York ((a), Exhibit 4.1)).

4.1 (a)	—	Senior Trust Indenture Supplement No. 1 dated as of June 1, 1990 ((a), (Exhibit 4.2)).

4.2	—	Subordinated Trust Indenture, Leasehold Mortgage and Security Agreement dated as of June 1, 1990 between Shawmut Bank and Meridian Trust Company (“Subordinated Trust Indenture”) ((a), (Exhibit 4.5)).

4.2 (a)	—	Subordinated Trust Indenture Supplement No. 1 dated as of June 1, 1990 ((a), (Exhibit 4.6)).

4.2 (b)	—	Subordinated Trust Indenture Supplement No. 2 dated as of July 1, 1990 ((a), (Exhibit 4.7)).

4.3	—	Collateral Trust Indenture dated as of June 1, 1990 among Midland Funding Corporation I, MCV and United States Trust Company of New York (incorporated by reference to Exhibit No. (28)(b) to CMS Energy Corporation’s Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

4.3 (a)	—	Collateral Trust Indenture Supplement No. 1 dated June 1, 1990 ((a), (Exhibit 4.4)).

4.4	—	Collateral Trust Indenture dated as of June 1, 1990 among Midland Funding Corporation II, MCV and Meridian Trust Company (incorporated by reference to Exhibit No. (28)(d) to CMS Energy Corporation’s Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

4.4 (a)	—	Collateral Trust Indenture Supplement No. 1 dated June 1, 1990 ((a), (Exhibit 4.9)).

4.5	—	Amended and Restated Trust Agreement dated as of March 1, 1990 between Shawmut Bank and Owner Participant ((a), (Exhibit 4.10)).

4.6	—	Lease Agreement, dated as of March 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 4.11)).

4.6 (a)	—	Amended and Restated Lease Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 4.12)).

4.6 (b)	—	Amendment No. 1 dated as of January 1, 1992 to Amended and Restated Lease Agreement ((d), (Exhibit 4.17)).

EXHIBIT INDEX

Exhibit
Number		Description
4.6 (c)	—	Second Amended and Restated Agreement of Lease [Part A] dated as of June 1, 1990 among Consumers, MCV, CMS Midland, Inc. and MEC Development Corporation ((a), (Exhibit 4.14)).

4.7	—	Amended and Restated Participation Agreement dated as of June 1, 1990 among MCV, Owner Participant, Shawmut Bank, United States Trust Company, Meridian Trust Company, Midland Funding Corporation I, Midland Funding Corporation II, MDC and Institutional Senior Bond Purchasers ((a), (Exhibit 4.13)).

4.8	—	Ground Lease Assignment and Assumption Agreement dated as of June 1, 1990 among Shawmut Bank and MCV ((a), (Exhibit 4.15)).

4.9	—	Collateral Agency and Intercreditor Agreement dated as of June 1, 1990 between Shawmut Bank, MCV, United States Trust Company, Meridian Trust Company, Bank of Montreal and Manufacturers National Bank of Detroit ((a), (Exhibit 4.16)).

10.1	—	Tax Exempt Collateral Trust Indenture dated as of July 1, 1990 among The Economic Development Corporation of the County of Midland, MCV and Meridian Trust Company (incorporated by reference to Exhibit No. (28)(g) to CMS Energy Corporation’s Form 10-Q for the quarter ended June 30, 1990, File No. 1-9513).

10.1 (a)	—	Tax Exempt Collateral Trust Indenture Supplement No. 1 dated July 1, 1990 ((a), (Exhibit 10.2)).

10.2	—	Credit Agreement dated as of June 16, 1990 among Bank of Montreal as Agent, the Lenders named therein and MCV ((a), (Exhibit 10.3)), as amended.

10.3	—	CMS Transfer Agreement dated as of January 27, 1987, as amended as of June 13, 1988, among Consumers Power Company, CMS Midland, Inc. and MCV (incorporated by reference to Exhibit (19)(a) to Consumers Power Company’s Form 10-Q for the quarter ended June 30, 1988, File No. 1-5611).

10.4	—	Amended and Restated MDC Transfer Agreement dated as of June 13, 1988, among Consumers Power Company, MEC Development Corporation and MCV, as amended by the March 2, 1990 Memorandum of Agreement with respect to the Amended and Restated Partnership Agreement (incorporated by reference to Exhibit No. (19)(b) to Consumers Power Company’s Form 10-Q for the quarter ended June 30, 1988, File No. 1-5611), as amended by the March 2, 1990 Memorandum of Agreement with respect to the Amended and Restated MDC Transfer Agreement (incorporated by reference to Exhibit (2)(b) to CMS Energy Corporation’s Form 8-K dated March 21, 1990, File No. 1-9513).

10.5	—	Amended and Restated Tax Indemnification Agreement, dated as of June 1, 1990, among MCV and Owner Participant ((a), (Exhibit 10.70)).

10.6	—	Capacity Support Agreement dated as of June 9, 1988, between CMS Energy Corporation and MCV (incorporated by reference to Exhibit No. 10(m) to CMS Energy Corporation’s Annual Report on Form 10-K, for the year ended December 31, 1988, File No. 1-9513).

10.7	—	Registration Rights Agreement dated as of December 17, 1993 among Midland Funding Corporation I, MCV, Consumers and Morgan Stanley & Co. Incorporated and Donaldson, Lufkin & Jearette Securities Corporation ((e), (Exhibit 10.97)).

10.8	—	Power Purchase Agreement, dated as of July 17, 1986, between MCV and Consumers Power Company (“PPA”) ((a), (Exhibit 10.4)).

10.8 (a)	—	Amendment No. 1 to PPA dated September 10, 1987 ((a), (Exhibit 10.5)).

EXHIBIT INDEX

Exhibit
Number		Description
10.8 (b)	—	Amendment No. 2 to PPA dated March 18, 1988 ((a), (Exhibit 10.6)).

10.8 (c)	—	Amendment No. 3 to PPA dated August 28, 1989 ((a), (Exhibit 10.7)).

10.8 (d)	—	Amendment No. 4A to PPA dated May 25, 1989 ((a), (Exhibit 10.8)).

10.9	—	Settlement Agreement dated April 5, 1999, between MCV and Consumers Energy Company ((j), (Exhibit 10.1)).

10.10	—	Special Facilities/Interconnection Agreement dated as of July 8, 1988 between MCV and Consumers Power Company ((a), (Exhibit 10.25)).

10.11	—	Residual Open Access Interconnection Service Purchase Agreement between Consumers Power Company and MCV, dated December 5, 1991 ((c), (Exhibit 10.83)).

10.12	—	Agreement with respect to the transmission of power dated as of June 9, 1988, between Consumers Power Company and MCV ((a), (Exhibit 10.69)).

10.13	—	MCV Backup Agreement dated June 9, 1988 between MCV and Consumers Power Company with respect to Alternative Generating Equipment ((a), (Exhibit 10.27)).

10.14	—	Interconnection Option between MCV, Consumers Power Company, Michigan Gas Storage Company and The Dow Chemical Company dated April 27, 1988 ((a), (Exhibit 10.14)).

10.15	—	Resource Conservation Agreement, dated February 12, 2004, between MCV and Consumers Energy Company ((q), (Exhibit 10.15)).

10.16	—	Reduced Dispatch Agreement, dated July 7, 2004, between MCV and Consumers Energy Company ((q), (Exhibit 10.15)).

10.17	—	Steam and Electric Power Agreement between The Dow Chemical Company and MCV dated January 27, 1987 (the “SEPA”) ((a), (Exhibit 10.10)).

10.17 (a)	—	First Amendment to SEPA ((a), (Exhibit 10.11)).

10.17 (b)	—	Exhibit “A” to SEPA ((a), (Exhibit 10.13)).

10.17 (c)	—	Fourth Amendment to SEPA ((a), (Exhibit 10.15)).

10.17 (d)	—	Fifth Amendment to SEPA ((a), (Exhibit 10.16)).

10.17 (e)	—	Sixth Amendment to SEPA, dated November 20, 1989 ((f), (Exhibit 10.14(e))).

10.17 (f)	—	Seventh Amendment to SEPA, dated November 22, 1994 ((f), (Exhibit 10.14(f))).

10.18	—	Demineralized Water Supply Agreement dated as of January 27, 1987 between MCV and The Dow Chemical Company ((a), (Exhibit 10.31)).

10.19	—	Package Boiler Sale and Support Agreement between The Dow Chemical Company, Consumers Power Company and MCV dated as of January 27, 1987 ((a), (Exhibit 10.32)).

10.20	—	Equipment Lease dated as of January 27, 1987 between The Dow Chemical Company and MCV (the “Equipment Lease”) ((a), (Exhibit 10.71)).

EXHIBIT INDEX

Exhibit
Number		Description
10.20 (a)	—	First Amendment to Equipment Lease effective March 1, 1988 and dated as of May 4, 1988 ((a), (Exhibit 10.72)).

10.20 (b)	—	Second Amendment to Equipment Lease effective December 1, 1989 and dated November 20, 1989 ((a), (Exhibit 10.73)).

10.21	—	Equipment Lease Easement dated as of January 27, 1988 between The Dow Chemical Company and MCV ((a), (Exhibit 10.74)).

10.21 (a)	—	First Amendment to Equipment Lease Easement effective March 1, 1988 and dated May 4, 1988 ((a), (Exhibit 10.75)).

10.21 (b)	—	Second Amendment to Equipment Lease Easement effective December 1, 1989 and dated November 20, 1989 ((a), (Exhibit 10.76)).

10.22	—	Service Agreement dated as of June 9, 1988 between MCV and ABB Alstom Power, Inc. (Previously ABB Energy Services, Inc.) ((a), (Exhibit 10.22)).

10.22 (a)	—	Hot Gas Path Parts Addendum to the Service Agreement dated March 22, 1994 ((e), (Exhibit 10.99)).

10.22 (b)	—	Amendment No. 1 to the Service Agreement dated April 1, 1995 ((g), (Exhibit 10.20(b))).

10.22 (c)	—	Amendment No. 2 to the Service Agreement dated January 15, 1998 ((h), (Exhibit 10.19 (c))).

10.23	—	Operating Agreement, dated as of June 1, 1990, between MCV and Shawmut Bank, as Owner Trustee ((a), (Exhibit 10.23)).

10.24	—	Lessee Mortgage and Security Agreement, dated as of June 1, 1990, between Shawmut Bank, as Owner Trustee, and MCV ((a), (Exhibit 10.24)).

10.25	—	Cogeneration Agreements Assignment, dated as of June 1, 1990, between Shawmut Bank, Owner Trustee, and MCV ((a), (Exhibit 10.26)).

10.26	—	Support Facilities License and Easement Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 10.29)).

10.27	—	Facility Agreements and Governmental Actions Assignment Agreement dated as of June 1, 1990 between MCV and Shawmut Bank ((a), (Exhibit 10.30)).

10.28	—	Development Agreement, dated as of June 1, 1990 between MCV, Shawmut Bank, as Owner Trustee, and MCV2 ((a), (Exhibit 10.33)).

10.29	—	Amended and Restated Consent and Agreement, dated as of June 1, 1990, between The Dow Chemical Company, Shawmut Bank, as Owner Trustee, Meridian Trust Company and United States Trust Company, MCV and Consumers Power Company ((a), (Exhibit 10.34)).

10.30	—	Consent and Agreement, dated as of June 1, 1990, between Consumers Power Company, MCV, Shawmut Bank, as Owner Trustee, Meridian Trust Company and United States Trust Company ((a), (Exhibit 10.35)).

10.31	—	Natural Gas Purchase Agreement, dated as of May 1, 1989 between Northern Michigan Gas Exploration Company (“Nomeco”), CMS Energy Corporation and MCV ((a), (Exhibit 10.39)).

EXHIBIT INDEX

Exhibit
Number		Description
10.31 (a)	—	Amendment dated March 1, 1992 to the Natural Gas Purchase Agreement dated as of May 1, 1989 between Nomeco, CMS Energy Corporation and MCV ((e), (Exhibit 10.95)).

10.31 (b)	—	Amendment dated May 11, 1994 to the Natural Gas Purchase Agreement dated as of May 1, 1989 between Nomeco, CMS Energy and MCV,((f), (Exhibit 10.29(b)).

10.32	—	Natural Gas Purchase Agreement, dated as of May 13, 1988 between ANR Production Company and MCV ((a), (Exhibit 10.41)).

10.33	—	Natural Gas Purchase Contract dated August 18, 1994, between Coastal Gas Marketing and MCV ((f), (Exhibit 10.32)).

10.34	—	Natural Gas Purchase Agreement, dated May 1, 1989 between CoEnergy Trading Company (previously Northern Michigan Gas Exploration Company before being assigned to CoEnergy Trading Company on March 14, 1995) and MCV ((a), (Exhibit 10.40)).

10.35	—	Natural Gas Purchase Agreement, dated February 1, 1992 between CoEnergy Trading Company (previously Nomeco Oil and Gas Company before being assigned to CoEnergy Trading Company on July 22, 1994) and MCV ((d), (Exhibit 10.84)).

10.36	—	Natural Gas Purchase Agreement, dated as of June 2, 1997 between MCV and CMS Marketing, Services and Trading Company ((h), (Exhibit 10.33)).

10.37	—	Gas Sales Agreement, dated July 1, 1999, between MCV and CMS Marketing Services and Trading Company ((k), (Exhibit 10.0)).

10.38	—	Gas Sales Agreement, dated November 15, 1998, between MCV and Engage Energy US, L.P. ((l), (Exhibit 10.37)).

10.39	—	Gas Sales Agreement, dated September 20, 1999, between MCV and Engage Energy US, L.P. ((l), (Exhibit 10.38)).

10.40	—	Long Term Gas Agreement, dated September 1, 2000, between MCV and Coastal Merchant Energy, L.P. ((m), (Exhibit 10.39)).

10.41	—	Long Term Gas Agreement, dated October 10, 2000, between MCV and El Paso Merchant Energy Gas, L.P., as amended ((m), (Exhibit 10.40)).

10.42	—	Long Term Gas Agreement, dated October 10, 2000, between MCV and CMS Marketing, Services and Trading Company ((m), (Exhibit 10.41)).

10.43	—	Long Term Gas Agreement, dated October 5, 2001, between MCV and El Paso Merchant Energy, L.P. ((n), (Exhibit 10.42)).

10.44	—	Long Term Gas Agreement, dated October 5, 2001, between MCV and CMS Marketing, Services and Trading Company ((n), (Exhibit 10.43)).

10.45	—	Transportation Service Agreement, dated as of May 25, 1988 between Great Lakes Gas Transmission Company and MCV and letter agreements dated May 25, 1988 and May 26, 1988 ((a), (Exhibit 10.60)).

10.46	—	Transportation Agreement (#17800) dated November 24, 1993 between ANR Pipeline Company and MCV ((f), (Exhibit 10.35)).

EXHIBIT INDEX

Exhibit
Number		Description
10.47	—	Transportation Agreement (#17850) dated November 24, 1993 between ANR Pipeline Company and MCV ((f), (Exhibit 10.36)).

10.48	—	Gas Transportation Agreement (Firm Service), dated as of March 2, 1988, between Michigan Gas Storage and MCV and amendment thereto dated September 21, 1988 and March 28, 2002. ((a), (Exhibit 10.64)).

10.49	—	Transportation Agreement (Firm Contract #011456), dated as of May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.90)).

10.50	—	Transportation Agreement (Firm Contract #011457), dated as of May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.91)).

10.51	—	Transportation Agreement (Firm Contract #011458), dated as of May 1, 1993 between Panhandle Eastern Pipeline Company and MCV, as amended ((e), (Exhibit 10.92)).

10.52	—	Firm Transportation Service Form of Transportation Agreement (#013296), dated November 1, 1993 between Trunkline Gas Company and MCV ((e), (Exhibit 10.93)).

10.53	—	Gas Exchange Agreement (Firm Service), dated as of March 2, 1988, between Consumers Power Company and MCV, as amended September 21, 1988 ((a), (Exhibit 10.63)).

10.54	—	Gas Storage Agreement (Firm Service) between MCV and Consumers Power Company dated March 2, 1988 ((a), (Exhibit 10.68)).

10.55	—	The Gas Supply Option dated as of January 27, 1987, between The Dow Chemical Company and MCV ((a), (Exhibit 10.67)).

10.56	—	Master Netting, Setoff and Security Agreement dated December 2, 2002, between El Paso Merchant Energy, L.P. and MCV ((o), (Exhibit 10.55)).

10.57	—	Maintenance Services and Parts Agreement for MCV 11NM Gas Turbines Between MCV and General Electric International, Inc., dated December 31, 2002, ((o), (Exhibit 10.56)), (**).

10.57 (a)	—	Maintenance Services and Parts Agreement for MCV 11NM Gas Turbines Between MCV and General Electric International, Inc., Guaranty Agreement dated January 22, 2003, ((p), (Exhibit 10.55 (a))).

10.57 (b)	—	Maintenance Services and Parts Agreement for MCV 11NM Gas Turbines Between MCV and General Electric International, Inc., Amendment One dated March 21, 2003, ((p), (Exhibit 10.55 (b))).

10.58	—	MCV Senior Management Incentive Plan ((p), (Exhibit 10.58)), (*).

10.59	—	MCV Supplemental Retirement Plan dated July 6, 1992 ((d), (Exhibit 10.87)), (*).

10.60	—	MCV Supplemental Benefit Plan dated January 1, 1989 ((d), (Exhibit 10.88)), (*).

10.61	—	MCV Excess — Benefit Plan dated July 1, 1989 ((d), (Exhibit 10.89)), (*).

21	—	Subsidiaries of Registrant — MCV subsidiaries are in the aggregate not significant subsidiaries as defined in Rule 1-02 (v) of Regulation S-X.

31.1	—	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit
Number		Description
31.2	—	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to MCV’s registration statement on Form S-1 (File No. 33-37977) as the bracketed numbered exhibits.

(b)	Incorporated by reference to MCV’s registration statement on Form S-1 (File No. 33-37977) originally filed on November 23, 1990, as amended, in Amendment No. 1 to File No. 33-37977 as the bracketed numbered exhibits.

(c)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1991 as the bracketed numbered exhibits.

(d)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1992 as the bracketed numbered exhibits.

(e)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1993 as the bracketed numbered exhibits.

(f)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1994 as the bracketed numbered exhibits.

(g)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1995 as the bracketed numbered exhibits.

(h)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1997 as the bracketed numbered exhibits.

(i)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1998 as the bracketed numbered exhibits.

(j)	Incorporated by reference to MCV’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 as the bracketed numbered exhibits.

(k)	Incorporated by reference to MCV’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 as the bracketed numbered exhibits.

(l)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 1999 as the bracketed numbered exhibits.

(m)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 2000 as the bracketed numbered exhibits.

(n)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 2001 as the bracketed numbered exhibits.

(o)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 2002 as the bracketed numbered exhibits.

EXHIBIT INDEX

Exhibit
Number	Description

(p)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 2003 as the bracketed number exhibits.

(q)	Incorporated by reference to MCV’s Annual Report on Form 10-K for the year ended December 31, 2004 as the bracketed number exhibits.

(*)	Exhibits represent Management Contracts and Compensatory Plans and Arrangements.

(**)	Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, confidential treatment for portions of this exhibit has been made, which portions have been omitted from the exhibit and have been filed separately with the Securities and Exchange Commission.