Form 10-Q
period 2006-03-31
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2006-05-01
CIK 869905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule  12b-2 of the Act).      Yes ☐ No ☑

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
BALANCE SHEETS (UNAUDITED) AS OF
(In Thousands)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233,746	$360,562
Accounts and notes receivable — related parties	39,134	30,514
Accounts receivable	59,899	108,393
Gas inventory	23,898	16,138
Unamortized property taxes	42,686	18,238
Derivative assets	120,573	241,135
Broker margin accounts and prepaid expenses	42,183	20,294

Total current assets	562,119	795,274

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	2,479,796	2,479,071
Pipeline	21,432	21,432

Total property, plant and equipment	2,501,228	2,500,503
Accumulated depreciation (Note 3)	(2,277,239)	(2,276,089)

Net property, plant and equipment	223,989	224,414

OTHER ASSETS:
Restricted investment securities held-to-maturity	89,357	90,915
Derivative assets, non-current	116,563	186,336
Deferred financing costs, net of accumulated amortization of $19,839 and $19,580, respectively	5,126	5,385
Prepaid gas costs, spare parts deposit, materials and supplies	15,763	15,554

Total other assets	226,809	298,190

TOTAL ASSETS	$1,012,917	$1,317,878

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – related parties	$13,973	$16,651
Accounts payable and accrued liabilities	100,418	118,663
Gas supplier funds on deposit – related parties	23,569	44,353
Gas supplier funds on deposit	79,215	148,650
Interest payable	56,750	45,057
Current portion of long-term debt	63,459	63,459

Total current liabilities	337,384	436,833

NON-CURRENT LIABILITIES:
Long-term debt	878,638	878,638
Other	922	805

Total non-current liabilities	879,560	879,443

COMMITMENTS AND CONTINGENCIES (Note 9)

TOTAL LIABILITIES	1,216,944	1,316,276

PARTNERS’ EQUITY (DEFICIT)	(204,027)	1,602

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$1,012,917	$1,317,878

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2006	2005
OPERATING REVENUES:
Capacity	$97,740	$99,522
Electric	39,372	44,510
Steam	5,559	6,027

Total operating revenues	142,671	150,059

OPERATING EXPENSES:
Fuel costs (Note 2)	268,587	(119,924)
Depreciation	6,878	22,112
Operations	4,190	4,376
Maintenance	2,290	2,236
Property and single business taxes	7,427	7,337
Administrative, selling and general	2,916	2,800

Total operating expenses	292,288	(81,063)

OPERATING INCOME (LOSS)	(149,617)	231,122

OTHER INCOME (EXPENSE):
Interest and other income	3,687	2,136
Interest expense	(23,780)	(25,113)

Total other income (expense), net	(20,093)	(22,977)

NET INCOME (LOSS)	$(169,710)	$208,145

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands)

			Three Months Ended
	March 31,
	2006			2005
	General Partners	Limited Partners	Total	General Partners	Limited Partners	Total

BALANCE, BEGINNING OF PERIOD	$(9,970)	$11,572	$1,602	$693,824	$116,152	$809,976

Comprehensive Income (Loss):

Net income (loss) (Note 2)	(147,755)	(21,955)	(169,710)	181,217	26,928	208,145

Other Comprehensive Income (Loss):

Unrealized gain (loss) on hedging activities since beginning of period	(25,885)	(3,846)	(29,731)	44,416	6,599	51,015

Reclassification adjustments recognized in net income above	(5,387)	(801)	(6,188)	(3,268)	(485)	(3,753)

Dedesignated cash flow hedges (Note 2)	—	—	—	(25,509)	(3,791)	(29,300)

Total other comprehensive income (loss)	(31,272)	(4,647)	(35,919)	15,639	2,323	17,962
Total Comprehensive Income (Loss)	(179,027)	(26,602)	(205,629)	196,856	29,251	226,107

BALANCE, END OF PERIOD	$(188,997)	$(15,030)	$(204,027)	$890,680	$145,403	$1,036,083

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(169,710)	$208,145

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	7,137	22,395
Decrease in derivative assets	154,416	2,510
Decrease in accounts receivable	39,874	8,088
Increase in gas inventory	(7,760)	(22,889)
(Increase) decrease in unamortized property taxes	(24,448)	1,943
Increase in broker margin accounts and prepaid expenses	(21,889)	(210,061)
(Increase) decrease in prepaid gas costs, spare parts deposit, materials and supplies	(209)	595
(Decrease) increase in accounts payable and accrued liabilities	(20,923)	18,798
Decrease in gas supplier funds on deposit	(90,219)	(14,406)
Increase in interest payable	11,693	5,866
Increase (decrease) in other non-current liabilities	117	(270)

Net cash (used in) provided by operating activities	(121,921)	20,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant modifications and purchases of plant equipment	(6,453)	(7,599)
Maturity of restricted investment securities held-to-maturity	27,856	126,353
Purchase of restricted investment securities held-to-maturity	(26,298)	(125,755)

Net cash used in investing activities	(4,895)	(7,001)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(126,816)	13,713

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	360,562	125,781

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233,746	$139,494

The accompanying condensed notes are an integral part of these statements.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
These financial statements and condensed notes should be read along with the audited financial statements and notes contained in the Annual Report on Form 10-K for the year ended December 31, 2005 of Midland Cogeneration Venture Limited Partnership (“MCV”). In the opinion of management, the unaudited financial information herein reflects all adjustments (which include only normal recurring adjustments) necessary to assure the fair presentation of financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of results that may be expected for any other interim period or for 2006 as a whole.
(1)	THE PARTNERSHIP AND ASSOCIATED RISKS

MCV was organized to construct, own and operate a combined-cycle, gas-fired cogeneration facility (the “Facility”) located in Midland, Michigan. MCV was formed on January 27, 1987, and the Facility began commercial operation in 1990.

The Facility has a net electrical generating capacity of approximately 1500 MW (including approximately 100 MW of duct burner generation, from five of six duct burners, which are currently unavailable for operational use) and approximately 1.5 million pounds of process steam capacity per hour. MCV has entered into three principal energy sales agreements. MCV has contracted to (i) supply up to 1240 MW of electric capacity (“Contract Capacity”) to Consumers Energy Company (“Consumers”) under the Power Purchase Agreement (“PPA”), for resale to its customers through 2025, (ii) supply electricity and steam to The Dow Chemical Company (“Dow’’) through 2008 and 2015, respectively, under the Steam and Electric Power Agreement (“SEPA”) and (iii) supply steam to Dow Corning Corporation (“DCC”) under the Steam Purchase Agreement (“SPA”) through 2011 (see Note 8, “Commitments and Contingencies – Dow Corning Contract Termination”). From time to time, MCV enters into other sales agreements for the sale of excess capacity and/or energy available above MCV’s internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully maintaining availability of the Facility at or near Contract Capacity levels, the price and availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, and Consumers’ ability to perform its obligations under the PPA. Sales pursuant to the PPA have historically accounted for over 90% of MCV’s revenues.

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

The Facility is a qualifying cogeneration facility (“QF”) originally certified by the Federal Energy Regulatory Commission (“FERC”) under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the “Efficiency Percentage”)) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the three months ended March 31, 2006, the Facility achieved a Thermal Percentage of 29.7% and an Efficiency Percentage of 47.3%. The loss of QF status could, among other things, cause MCV to lose its rights under PURPA to sell power from the Facility to Consumers at Consumers’ “avoided cost” and subject MCV to additional federal and state regulatory requirements.

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
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
At both the state and federal level, efforts continue to restructure the electric industry. A significant issue to MCV is the potential for future regulatory denial of recovery by Consumers from its customers of PPA costs Consumers pays MCV. At the state level, the MPSC entered a series of orders from June 1997 through February 1998 (collectively the “Restructuring Orders”), mandating that utilities “wheel” third-party power to the utilities’ customers, thus permitting customers to choose their power provider. MCV, as well as others, filed an appeal in the Michigan Court of Appeals to protect against denial of recovery by Consumers of PPA charges. The Michigan Court of Appeals found that the Restructuring Orders do not unequivocally disallow such recovery by Consumers and, therefore, MCV’s issues were not ripe for appellate review and no actual controversy regarding recovery of costs could occur until 2008, at the earliest. In June 2000, the State of Michigan enacted legislation which, among other things, states that the Restructuring Orders (being voluntarily implemented by Consumers) are in compliance with the legislation and enforceable by the MPSC. The legislation provides that the rights of parties to existing contracts between utilities (like Consumers) and QFs (like MCV), including the rights to have the PPA charges recovered from customers of the utilities, are not abrogated or diminished, and permits utilities to securitize certain stranded costs, including PPA charges.
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
Two significant issues that could affect MCV’s future financial performance are the price of natural gas and Consumers’ ability to perform its obligations under the PPA. First, the Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility’s operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts, since natural gas prices have historically been volatile and extremely difficult to forecast. In addition, there is no consensus among forecasters of natural gas prices as to whether the price or range will increase, decrease or remain at current levels over any period of time. The spot price of natural gas as of March 31, 2006, was $7.00 per million British thermal units (“MMBtu”) and natural gas futures contract prices (as of the last trading day of each month) for the period 2006 to 2011 average approximately $8.40 per MMBtu, as priced on March 31, 2006. To the extent that the costs associated with production of electricity are greater than the energy charge payments, MCV’s financial performance will be negatively affected. The extent of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers’ coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. Even with the RCA and RDA, if gas prices stay at present levels or increase, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financing obligations. Second, Consumers’ ability/obligation to pay PPA charges may be affected by an MPSC order denying Consumers’ recovery from ratepayers. This issue is likely to be addressed in the timeframe of 2007 or beyond. MCV continues to monitor the current and long-term trends in natural gas prices, and to participate in MPSC matters, as appropriate. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts, cannot accurately be predicted. MCV management cannot, at this time, predict the future impact or outcome of these matters. (See Note 3 – Asset Impairment).

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
(2)	RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held-to-maturity, as of March 31, 2006 and December 31, 2005, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 7- “Long-Term Debt” makes it unnecessary to estimate the fair value of the lessor group (“Owner Participants”) underlying debt and equity instruments supporting such financing obligation, since Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” does not require fair value disclosure for the lease obligation.

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

Electric Sales Agreements

Prior to April 1, 2005, MCV had concluded that its electric sales agreements did not qualify as derivatives under SFAS No. 133, due to the lack of an active energy market in the State of Michigan. With the launch of the Midwest Independent System Operator (“MISO”) market effective April 1, 2005, MCV concluded that an active energy market may exist and as such, the agreements may qualify as derivatives. MCV currently believes that these electric sales agreements qualify under SFAS No. 133 for the normal purchase and normal sale exception. Therefore, these contracts continue to not be recognized at fair value on the balance sheet.

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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
The cumulative mark-to-market gain through March 31, 2006 of $99.7 million is recorded as a current and non-current derivative asset on the balance sheet, as described below. These assets will reverse over the remaining life of these contracts as the unrealized gains and losses are realized at contract settlement. In addition, as of March 31, 2006 and December 31, 2005, MCV recorded “Derivative assets” in Current Assets in the amount of $72.9 million and $198.5 million, respectively, and for the same periods recorded “Derivative assets, non-current” in Other Assets in the amount of $26.8 million and $57.4 million, respectively, representing the mark-to-market value on these long-term natural gas contracts and associated financial positions. MCV has also recorded a net gain in earnings for the three months ended March 31, 2006 and 2005 of $.3 million and $7.1 million, respectively, representing recognized gains on the financial positions associated with the long-term gas contracts.
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
For the three months ended March 31, 2006, MCV has recognized in other comprehensive income, an unrealized $35.9 million decrease on the gas futures contracts and OTC swaps, which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $138.9 million gain in other comprehensive income (loss) as of March 31, 2006. This balance represents natural gas futures, options and OTC swaps with maturities ranging from April 2006 to December 2009, of which $49.1 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of March 31, 2006, a $47.7 million “Derivative assets,” in Current Assets and for the same period a $89.8 million “Derivative asset – non-current” in Other Assets, representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the three months ended March 31, 2006, MCV has recorded a net $6.2 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations.
For the three months ended March 31, 2005, MCV recognized an unrealized $18.0 million increase in other comprehensive income on gas futures contracts and OTC swaps (including a $29.3 million loss of dedesignated cash flow hedges), which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $83.7 million gain balance in other comprehensive income as of March 31, 2005. For the three months ended March 31, 2005, MCV had recorded a net $3.7 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations.
(3)	ASSET IMPAIRMENT

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that MCV review, on a forward-looking basis, the recoverability of its long-lived assets (such as property, plant and equipment)

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
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
After the April 2005 economic analysis was performed, natural gas prices rose dramatically as a result of events and circumstances, which created tight supply and higher market demand for natural gas. For example, hurricane disruptions in the supply of gas in the third quarter of 2005 drastically reduced Gulf Coast natural gas production and distribution, causing a further upward spike in NYMEX forward natural gas prices, as well as third-parties’ forecasts for natural gas prices. As a result, the MCV Partnership determined that updating its impairment analysis, considering revised forward natural gas price assumptions and third parties’ forecasts of natural gas prices, among others circumstances was appropriate to evaluate the recoverability of the asset group. The asset group under SFAS No. 144 represents all assets and liabilities that impact the lowest level of identifiable cash flows to be generated to recover the MCV’s long-lived assets. For the MCV, the asset group included net property, plant and equipment and the fair value of derivative assets, as discussed in Note 2 – “Risk Management Activities and Derivative Transactions”, both of which impact management’s estimate of the net cash flows to be generated by the MCV to recover these long-lived assets. Based on MCV’s 2005 third quarter updated impairment analysis, MCV concluded that the carrying value of the MCV’s asset group exceeded cash flows that would be generated by the Facility on an undiscounted basis and therefore, under SFAS No. 144, an impairment adjustment was required to reduce the carrying value to the estimated fair value. The fair value of the asset group was determined by discounting a set of probability-weighted streams of future cash flows at a 4.3% risk free interest rate. This impairment adjustment was recorded in the third quarter of 2005 for $1,159.0 million. MCV will continue to monitor the current and long-term trends in natural gas prices and other factors, as appropriate. Since the 2005 third quarter impairment analysis, gas prices have decreased, however, should natural gas prices remain at present levels or increase, the results of operating the Facility would be adversely affected in the long term and could result in MCV failing to meet its financial obligations under the sale and leaseback transactions and other contracts.
(4)	RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY

Non-current restricted investment securities held-to-maturity have carrying amounts that approximate fair value because of the short maturity of these instruments and consist of the following as of (in thousands):

	March 31,	December 31,
	2006	2005
Funds restricted for rental payments pursuant to the Overall Lease Transaction	$88,435	$90,111

Funds restricted for management non-qualified plans	922	804

Total	$89,357	$90,915

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
(5)	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of (in thousands):

	March 31,	December 31,
	2006	2005
Accounts payable — related parties	$13,973	$16,651

Accounts payable — non-related Trade creditors	$61,550	$100,956
Property and single business taxes	32,338	11,088
Other	6,530	6,619

Total accounts payable — non-related	$100,418	$118,663

(6)	GAS SUPPLIER FUNDS ON DEPOSIT

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

	March 31,	December 31,
	2006	2005
Cash or letters of credit supplied by MCV to others:
Cash paid, recorded in “Broker margin accounts and prepaid expenses”	$39,135	$16,520
Letters of credit provided to others	2,430	2,430

Cash or letters of credit supplied to MCV by others:
Cash received, recorded in “Gas supplier funds on deposit”	79,215	148,650
Cash received by El Paso (a related party), recorded in “Gas supplier funds on deposit — related parties”	23,569	44,353
Letters of credit provided to MCV from non-related parties	—	21,700
Letters of credit provided to MCV by El Paso (a related party)	302,700	385,700
(7)	LONG-TERM DEBT

Long-term debt consists of the following as of (in thousands):

	March 31,	December 31,
	2006	2005
Financing obligation, maturing through 2015, payable in semi-annual installments of principal and interest, collateralized by property, plant and equipment	$942,097	$942,097
Less current portion	(63,459)	(63,459)

Total long-term debt	$878,638	$878,638

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
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
Interest and fees incurred related to long-term debt arrangements during the three months ended March 31, 2006 and 2005 were 23.5 million and $24.8 million, respectively. Interest and fees paid for the three months ended March 31, 2006 and 2005 were $11.8 million and $19.0 million, respectively.
(8)	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income reflects the following balances at March 31 (thousands):

	2006	2005
Beginning Accumulated Other Comprehensive Income	$174,844	$65,774
Unrealized gain on hedging activities	(29,731)	51,015
Reclassification adjustments recognized in net income	(6,188)	(3,753)
Dedesignated cash flow hedges	—	(29,300)

Ending Accumulated Other Comprehensive Income	$138,925	$83,736

(9)	COMMITMENTS AND CONTINGENCIES

Property Taxes

In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 – 2005 at the Michigan Tax Tribunal. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2005 are being held in abeyance. In 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997-2000 (the “MTT Decision”). The MTT Decision was appealed to the Michigan Appellate Court by the City of Midland. MCV filed a cross-appeal at the Michigan Appellate Court. On February 21, 2006, the Michigan Appellate Court upheld the MTT Decision but remanded the case to the MTT for the limited purpose of clarification of whether the MTT erroneously included tax-exempt pollution-control equipment or property located outside the City of Midland in its concluded true cash value. MCV management has estimated that the MTT Decision, the Appellate Court order and the impact of Michigan law (Proposal A, which caps taxable value increases) would result in a refund to MCV for the tax years 1997 – 2005 of approximately $86.6 million, inclusive of interest as of March 31, 2006. If on the remanded issues the MTT determines there was such double taxation, MCV will be entitled to a greater refund. On April 4, 2006, the City of Midland filed an application for Leave to Appeal with the Michigan Supreme Court. MCV responded in opposition to that application. MCV management cannot

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
predict the outcome of these legal proceedings. MCV has not recognized any of the above stated estimated refunds in earnings at this time.
NOx Allowances
The United States Environmental Protection Agency (“US EPA”) has approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which is from May 1 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV has excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program, which have not been incorporated into the RCA/RDA program, belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of March 31, 2006, MCV has recorded in “Accounts payable and accrued liabilities”, approximately $5.3 million for NOx allowances sold in 2006, 2005 and 2004, which are not part of the RCA/RDA and are pending resolution of ownership rights.
Environmental Issues
On July 12, 2004, the Michigan Department of Environmental Quality (“DEQ”), Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its Air Use Permit to Install No. 209-02 (“PTI”) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. MCV declared five of the six duct burners as unavailable for operational use (which reduces the generation capability of the Facility by approximately 100 MW) and took other corrective action to address the DEQ’s assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the configuration of that particular unit. MCV disagrees with certain of the DEQ’s assertions. MCV filed a response in July 2004 to address the Letter of Violation. On December 13, 2004, the DEQ informed MCV that it was pursuing an escalated enforcement action against MCV regarding the alleged violations of MCV’s PTI. The DEQ also stated that the alleged violations are deemed federally significant and, as such, placed MCV on the US EPA’s High Priority Violators List (“HPVL”). The DEQ and MCV are pursuing voluntary settlement of this matter, which includes establishing a higher carbon monoxide emissions limit, on the five duct burners currently unavailable, sufficient to allow MCV to return those duct burners to service. The settlement will also satisfy state and federal requirements and remove MCV from the HPVL. Any such settlement may involve a fine, but the DEQ has not, at this time, stated what, if any, fine they will seek to impose. MCV has accrued $50,000 for this issue. At this time, MCV management cannot predict the financial impact or outcome of this issue.
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
On March 15, 2006, MCV notified the DEQ that MCV exceeded its permitted NOx emission rate on one of its gas turbines for 29 hours due to diagnostic testing to determine failures occurring on that unit. The DEQ issued a Letter of Violation to MCV, requesting MCV provide a report explaining the exceedence, remedial

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
action taken and steps being taken to prevent a reoccurrence, among other information. MCV will provide the requested report. At this time, MCV management cannot predict the outcome of this issue.
Dow Corning Contract Termination
In September 2005, MCV gave notice to DCC of its intent to terminate the SPA effective September 19, 2006, as provided for in the SPA. MCV informed DCC that it was willing to consider entering into another agreement with DCC at cost of production pricing of steam. At this time, MCV and DCC have not reached a new agreement but discussions are continuing. The termination of the SPA is conditioned upon MCV making a payment to DCC 30 days prior to the effective date of the termination. The termination payment is for a certain portion of future revenues and is expected to be approximately $5.1 million to $5.4 million, absent a contract extension. MCV accrued $5.1 million in December 2005 to “Administrative, Selling and General”. The contract termination is not expected to have any negative impact on MCV’s PURPA QF certification (i.e., MCV’s operating and efficiency requirements under PURPA will be met without steam sales to DCC).
(10)	RETIREMENT BENEFITS

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

Net periodic postretirement health care cost for the three months ending March 31, included the following components (in thousands):

	2006	2005
Components of net periodic benefit cost:
Service cost	$81.2	$77.9
Interest cost	61.6	57.5
Expected return on Plan assets	(58.9)	(46.9)
Amortization of unrecognized net loss	19.3	21.4

Net periodic benefit cost	$103.2	$109.9

Contributions
Since MCV’s Plan is funded annually, no contributions have been made for the quarter ended March 31, 2006. MCV expects to contribute approximately $.4 million to the Plans in December 2006.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
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
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Continued)
(11)	PARTNERS’ EQUITY AND RELATED PARTY TRANSACTIONS

The following table summarizes the nature and amount of each of MCV’s Partner’s equity interest, interest in profits and losses of MCV at March 31, 2006, and the nature and amount of related party transactions or agreements that existed with MCV’s partners or affiliates as of March 31, 2006 and 2005, and for each of the three month periods ended March 31 (in thousands):

Beneficial Owner, Equity Partner,
Type of Partner and Nature of Related Party	Equity Interest	Interest	Related Party Transactions and Agreements	2006	2005

CMS Energy Company
CMS Midland, Inc.	$(99,974)	49.0%	Power purchase agreements	$88,903	$120,319

General Partner; wholly-owned subsidiary of Consumers Energy			Purchases under gas transportation agreements	2,307	2,303
Company			Gas storage agreement	641	641
			Land lease/easement agreements	150	150
			Accounts receivable	35,382	38,687
			Accounts payable	1,692	3,987

El Paso Corporation (1)
El Paso Midland, Inc.			Purchase under gas transportation agreements	2,201	3,435
A General and Limited Partner;			Purchases under gas supply agreement	37,756	27,629
General Partnership Interest	$(89,023)	38.1%	Gas agency agreement	32	33
Limited Partnership Interest	(12,716)	5.4	Accounts payable	11,607	10,452
			Deferred reservation charges under gas	1,187	2,763
			purchase agreement
			Gas supplier funds on deposit	23,569	—

Total El Paso Corporation	$(101,739)	43.5%	Letter of credit provided to MCV	302,700	250,600

The Dow Chemical Company
The Dow Chemical Company	$(2,315)	7.5%	Steam and electric power agreement	9,879	10,514

Limited Partner			Steam purchase agreement — Dow Corning Corp (affiliate)	1,324	1,391
			Purchases under demineralized water supply agreement	1,855	1,951
			Accounts receivable	3,751	3,926
			Accounts payable	674	671
			Standby and backup fees	199	197

Alanna Corporation
Alanna Corporation	$1 (2)	.00001%	Note receivable	1	1

Limited Partner; wholly-owned subsidiary of Alanna Holdings Corporation

TOTAL PARTNERS’ EQUITY (DEFICIT)	$(204,027)	100.0%

Footnotes to Partners’ Equity and Related Party Transactions

(1)	Effective March 1, 2006, El Paso Corporation transferred the general and limited partnership interests of Source Midland Limited Partnership, MEI Limited Partnership and Micogen Limited Partnership to the wholly-owned subsidiary El Paso Midland, Inc.

(2)	Alanna’s capital stock is pledged to secure MCV’s obligation under the lease and other overall lease transaction documents.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (MD&A)
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
This MD&A should be read along with the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2005 of the Midland Cogeneration Venture Limited Partnership (“MCV”).
RESULTS OF OPERATIONS
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
Outlook
Results of operations are largely dependent on successfully maintaining availability of the Facility at or near Contract Capacity levels, the availability and price of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation and Consumers’ ability to perform its obligations under the PPA.
Operating Outlook. During the first three months of 2006, approximately 74% of PPA revenues were capacity payments under the PPA, which were billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 96.7% for the first three months of 2006, 98.6% for 2005, and 98.6% for 2004. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though any prolonged equipment outages could materially reduce the level of availability.
Energy Rates and Cost of Production. The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility’s operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts, since natural gas prices have historically been volatile and extremely difficult to forecast. In addition, there is no consensus among forecasters of natural gas prices as to whether the price or range will increase, decrease or remain at current levels over time. The spot price of natural gas as of March 31, 2006, is $7.00 per MMBtu and natural gas futures contract prices (as of the last trading day of each month) for the period 2006 to 2011 average approximately

$8.40 per MMBtu as priced on March 31, 2006. MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. MCV has entered into natural gas purchase and hedging arrangements with respect to its expected gas needs of approximately 82% in 2006 and 49% in 2007. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices in future years, although high gas prices for an extended period of time could adversely affect operating results. MCV continues to monitor the current and long-term trends in natural gas prices, and to participate in MPSC matters, as appropriate. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts, cannot accurately be predicted. MCV management cannot, at this time, predict the future impact or outcome of these matters.
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
MCV and Consumers entered into the RCA and RDA which, among other things, provides that Consumers will economically dispatch MCV, based upon the market price of natural gas, if certain conditions are met. Such dispatch is expected to reduce electric production from historic levels, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA and RDA provide for the sharing of savings realized by not having to generate electricity. The RCA and RDA were approved by the MPSC on January 25, 2005 and MCV and Consumers accepted the terms of the MPSC order. The RCA and RDA became effective January 27, 2005. This MPSC order has been appealed by certain parties. MCV management cannot predict the final outcome of this appeal. Even with the RCA and RDA, if MCV experiences prolonged periods of high natural gas prices, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financing obligations. For the first three months of 2006, MCV estimates that these programs have resulted in net savings of approximately $12.6 million, a portion of which is realized in reduced maintenance expenditures in future years. In addition, $2.5 million of this net savings has been paid to Consumers for funding of the renewable energy program, as provided for in the RCA. The net savings are subject to MCV’s right to audit Consumers’ supporting records and calculations pursuant to the RDA. An initial audit by MCV of the RCA and RDA was performed in 2005.
Capacity and Energy Payments Under the PPA. The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the “regulatory-out” provision). Until September 15, 2007, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per kWh for the available Contract Capacity notwithstanding the “regulatory-out” provision. MCV and Consumers entered into the Settlement Agreement, effective January 1, 1999, which resolves all of the previously disputed issues under the PPA and includes definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts’ decision which may affect those issues or payments. The Settlement Agreement also provides that, notwithstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW (“98.5% cap”) on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts’ decision, which may affect this issue or payment. If Consumers transfers (subject to MCV’s prior consent) its rights of up to 1240 MW of capacity and associated energy under the PPA to a third party for an extended period of time, the 98.5% cap will not apply except that the 98.5% cap is, in any event, reinstated on September 15, 2007. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the “regulatory-out” provision to reduce capacity payments to MCV based upon the “availability caps” of 88.7% of the 1240 MW (both on and off-peak) of contract capacity as provided for in the 915 MW Settlement and the 325 MW Settlement. If Consumers is entitled to invoke the regulatory-out, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financing obligations. Consumers and MCV are required to support and defend the terms of the PPA.

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
Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards “market” based pricing of electricity as opposed to traditional cost-based pricing. FERC also has jurisdiction over the interstate transmission of electricity, including rates. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In April 2005, the Midwest Independent System Operator began operating the interstate electric transmission grid into which MCV’s electricity is dispatched. This change has not materially impacted MCV’s business. In addition, federal energy legislation is proposed from time to time with various provisions, which could impact MCV. FERC decisions and/or federal legislation could impact MCV in selling and transmitting electricity in the wholesale market. MCV has filed, at the FERC, for market-based rate authority to make wholesale sales beyond those already being made under the PPA. MCV management cannot predict the impact that either FERC decisions or federal legislation may have on MCV’s business, if any, at this time.
On August 8, 2005, the Energy Policy Act of 2005 the (“EPA of 2005”) was enacted. The EPA of 2005 amended PURPA primarily with respect to new cogeneration facilities. However, certain of the amendments affect existing QFs such as the elimination of the prohibition against an electric utility owning more than a 50 percent interest in a QF. Pursuant to the EPA of 2005, FERC has eliminated some of the exemptions QFs have from certain provisions of the Federal Power Act including requiring existing QFs to obtain a FERC approved tariff to make market-rate sales to third parties with whom the QF does not have a state-regulated power purchase agreement. MCV management does not believe that the EPA of 2005 or the enactment of the changes by FERC pursuant thereto will have a material impact on the business or financial condition and results of operations of MCV.

Comparison of the Three Months ended March 31, 2006 and 2005:
Overview
For the first quarter of 2006, MCV recorded a net loss of $169.7 million, which includes a $156.3 million mark-to-market loss on long-term gas contracts and associated financial derivatives. MCV’s net income for the first quarter of 2005 was $208.1 million, which includes a $209.3 million mark-to-market gain on the long term natural gas contracts and associated financial hedges. The earnings decrease of $377.8 million for the first quarter of 2006 compared to 2005 is primarily the result of the $365.6 million unfavorable mark-to-market value change in certain natural gas contracts and higher natural gas prices. This decrease was partially offset by lower depreciation expense resulting from lower asset values after recording the third quarter 2005 impairment, higher energy rates under the PPA and settlement of MCV’s outstanding claim with Enron Corporation.
Operating Revenues
The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

	Three Months Ended
	March 31,
	2006	2005
Operating Revenues	$142,671	$150,059

Capacity Revenue	$97,740	$99,522
PPA Contract Capacity (MW)	1,240	1,240
Billed PPA Availability	96.7%	98.5%

Electric Revenue	$39,372	$44,510
PPA Delivery as Percentage of Contract Capacity	45.8%	66.9%
PPA, SEPA and Other Electric Deliveries (MWh)	1,345,665	1,913,006
Average PPA Variable Energy Rate ($ / MWh)	$20.55	$16.70
Average PPA Fixed Energy Rate ($ / MWh)	$4.29	$3.99

Steam Revenue	$5,559	$6,027
Steam Deliveries (Mlbs)	1,624,860	1,727,960
For the first quarter of 2006, MCV’s operating revenues decreased $7.4 million from first quarter of 2005. This decrease is due primarily to a lower electric dispatch under the PPA due to the implementation of the RCA/RDA on January 27, 2005 and lower PPA availability due to more equipment outages, partially offset by an increase in the energy rates.
Operating Expenses
For the first quarter of 2006, MCV’s operating expenses were $292.3 million, which includes $268.6 million of fuel costs, including a $156.3 million mark-to-market loss on certain natural gas contracts. During this period, MCV purchased approximately 15.0 bcf of natural gas, and a net 1.9 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 13.1 bcf. The average commodity cost of fuel for the first quarter of 2006 was $7.99 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the first quarter of 2005, MCV’s operating expenses were a negative $81.1 million, which includes negative fuel costs of $119.9 million, including a $209.3 million mark-to-market gain on certain natural gas contracts, which contain optionality. During this period, MCV purchased approximately 16.0 bcf of natural gas, and a net 1.6 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 17.6 bcf. The average commodity cost of fuel for the first quarter of 2005 was $4.42 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the first quarter of 2006 compared to 2005 increased by $388.5 million. This fuel cost increase was primarily due to a $365.6 million unfavorable mark-to-market value change in certain natural gas contracts and associated financial instruments. Also contributing to this increase in fuel costs are higher natural gas prices in the long-term and spot markets. This increase was partially offset by a lower gas usage resulting from a reduction in the electric dispatch and due to a $4.6 million gain resulting from the favorable disposition of MCV’s Enron Corporation bankruptcy claims to a third party.
For the first quarter of 2006, operating expenses other than fuel costs decreased $15.1 million from the first quarter of 2005. This decrease is primarily the result of lower depreciation expense resulting from lower asset values after recording the asset impairment charge in the third quarter of 2005 (See Part I, Item 1, Condensed Notes to the Unaudited Financial Statements — Note 3 “Asset Impairment”). All other expenses incurred in these periods were normal expenditures to achieve the recorded operating revenues.
Other Income (Expense)
For the quarter ended March 31, 2006 compared to 2005, interest and other income increased by $1.6 million resulting primarily from increased interest rates on MCV’s invested cash. For the quarter ended March 31, 2006 compared to 2005, interest expense decreased $1.3 million due to a lower outstanding principal balance on MCV’s financing obligation.
LIQUIDITY AND CAPITAL RESOURCES
For the three months ended 2006 net cash used by MCV’s operations was $121.9 million, while for the three months ended March 31, 2005, net cash generated by MCV’s operations was $20.7 million, respectively. Included in MCV’s net cash used as of March 31, 2006 is a net $90.2 million of cash collateral paid by MCV to brokers and gas suppliers, based upon the net amount of exposure on MCV’s long-term natural gas contracts and natural gas futures with counterparties. This collateral balance will vary with changes in market prices, credit provisions and various other factors. MCV’s cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next nine years. During the three months ended March 31, 2006 and 2005, MCV paid financing obligation requirements of $11.8 million and $18.9 million, respectively, as required under the Overall Lease Transaction.
MCV also has a $50.0 million working capital line (“Working Capital Facility”) to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers’ credit rating. The Working Capital Facility term currently expires on August 26, 2006. MCV did not utilize the Working Capital Facility during the first three months of 2006 except for letters of credit associated with normal business practices. As of March 31, 2006, MCV had $47.6 million available under its Working Capital Facility. As of March 31, 2006, MCV’s borrowing base was capped at the maximum amount available of $50.0 million and MCV had outstanding letters of credit in the amount of $2.4 million. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur in the near term.
In the near term, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls to the extent available for such purposes. See Item 2, “MD&A — Outlook — Energy Rates and Cost of Production; and Capacity and Energy Payments Under the PPA.” As of March 31, 2006, there were approximately $323.1 million of cash reserves of which $102.8 million is cash on deposit with MCV, paid by brokers and gas suppliers of MCV, as collateral for mark-to-market changes in the future cost of natural gas and $88.4 million which has been reserved for the debt portion of the financing obligation.

DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS
MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of March 31, 2006, MCV has the following contractual financial obligations and commitments:

	Payments Due by Period (1) (In Millions)
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Long-term Debt (2)	$1,335.1	$144.2	$301.8	$280.1	$609.0

Unconditional Purchase Obligations (3)	$3,081.9	$376.3	$1,223.6	$893.4	$588.6
Other Long-term Obligations (4)	184.6	15.9	22.5	30.6	115.6

Total Contractual Cash Obligations	$3,266.5	$392.2	$1,246.1	$924.0	$704.2

	Amount of Commitment Expiration Per Period
		Less Than	One to	Three to	More Than
Commercial Commitments	Total	One Year	Three Years	Five Years	Five Years

Working Capital Facility	$50.0	$50.0	$—	$—	$—

(1)	Payment periods represent calendar years beginning with January 1, 2006.

(2)	Represents expected cash payments, including interest.

(3)	Represents estimated minimum commitments under current long-term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.

(4)	Represents the cost of current Facility maintenance service agreements, spare parts and DCC termination payment.

(5)	No amounts have been included for early termination fees under the PPA or SEPA.
OFF-BALANCE SHEET ARRANGEMENTS
As part of MCV’s ongoing business, MCV does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2006, MCV was not involved in any unconsolidated SPE transactions and had no “off-balance sheet arrangements” as defined in Regulation S-K Item 303 (a) (4) (ii) of the Securities Exchanges Act of 1934.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to the Critical Accounting Policies as previously disclosed in MCV’s Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to MCV’s operations result primarily from changes in commodity prices and interest rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Item 1, “Notes to Consolidated Financial Statements — Note 2, Risk Management Activities and Derivative Transactions and Note 7, Long-term Debt”.
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
MCV’s short-term investments, which are made up of investment securities held to maturity and as of March 31, 2006, have original maturity dates of approximately one year or less.
For MCV’s financing obligations, the table below presents principal cash flows and the related interest rate by expected maturity dates. The interest rate reflects the fixed effective rate of interest of the financing arrangement:

	Expected Maturity In							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total
Debt:
Long-term Debt Fixed Rate ($US in millions)	$144.2	$150.9	$150.9	$147.1	$133.0	$609.0	$1,335.1	N/A
Avg. Interest Rate	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%	9.4%
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
The following table provides information about MCV’s futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from April 2006 to December 2009. The table presents the carrying amounts and fair values at March 31, 2006:

	Expected Maturity in 2006/2007	Fair Value
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	1,731	—
Weighted Average Price Long (per 10,000 MMBtu)	$6.401	$8.281
Contract Amount ($US in Millions)	$110.8	$143.3

	Expected Maturity in 2006/2009	Fair Value
NYMEX Commodity Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	3,002	—
Weighted Average Price Long (per 10,000 MMBtu)	$4.611	$8.384
Contract Amount ($US in Millions)	$138.4	$251.7

	Expected Maturity in 2006	Fair Value
Option Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	200	—
Contract Volumes (10,000 MMBtu) Short/Sell	400	—
Weighted Average Price Long (per 10,000 MMBtu)	$0.900	$0.163
Weighted Average Price Short (per 10,000 MMBtu)	$0.400	$0.492
Contract Amount ($US in Millions)	$.0200	$1.643

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
MCV’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of MCV’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, MCV’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, MCV’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended March 31, 2006, there have not been any changes in MCV’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, MCV’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Property Taxes
In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal (“MTT”) contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 — 2005 at the Michigan Tax Tribunal. A trial was held for tax years 1997 — 2000. The appeals for tax years 2001-2005 are being held in abeyance. In 2004, the Michigan Tax Tribunal issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997 — 2000 (the “MTT Decision”). The MTT Decision was appealed to the Michigan Appellate Court by the City of Midland. MCV filed a cross-appeal at the Michigan Appellate Court. On February 21, 2006, the Michigan Appellate Court upheld the MTT Decision but remanded the case to the MTT for the limited purpose of clarification of whether the MTT erroneously included tax-exempt pollution-control equipment or property located outside the City of Midland in its concluded true cash value. MCV management has estimated that the MTT Decision, the Appellate Court order and the impact of Michigan law (Proposal A, which caps taxable value increases) would result in a refund to MCV for the tax years 1997 — 2005 of approximately $86.6 million, inclusive of interest as of March 31, 2006. If on the remanded issues the MTT determines there was such double taxation, MCV will be entitled to a greater refund. On April 4, 2006, the City of Midland filed an Application for Leave to Appeal with the Michigan Supreme Court. MCV responded in opposition to that application. MCV management cannot predict the outcome of these legal proceedings. MCV has not recognized any of the above stated estimated refunds in earnings at this time.
NOx Allowances
The US EPA has approved the State of Michigan’s — State Implementation Plan, which includes an interstate, NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which is from May 1 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV has excess NOx allowances to sell under this program. Consumers has given notice to MCV that it believes the ownership of the NOx allowances under this program, which have not been incorporated into the RCA/RDA program, belong, at least in part, to Consumers. MCV has initiated the dispute resolution process pursuant to the PPA to resolve this issue and the parties have entered into a standstill agreement deferring the resolution of this dispute. However, either party may terminate the standstill agreement at any time and reinstate the PPA’s dispute resolution provisions. MCV management cannot predict the outcome of this issue. As of March 31, 2006, MCV has recorded as a liability approximately $5.3 million for NOx allowances sold in 2006, 2005 and 2004, which are not part of the RCA/RDA and are pending resolution of ownership rights.
Michigan Department of Environmental Quality Enforcement Action
On July 12, 2004, the DEQ, Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its PTI by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format.
MCV disagrees with certain of the DEQ’s assertions. On December 13, 2004, the DEQ informed MCV that it was pursuing an escalated enforcement action against MCV regarding the alleged violations of MCV’s PTI. The DEQ also stated that the alleged violations are deemed federally significant and, as such, placed MCV on the US EPA’s High Priority Violators List (“HPVL”). The DEQ and MCV are pursuing voluntary settlement of this matter, which includes establishing a higher carbon monoxide emissions limit, on the five duct burners currently unavailable, sufficient to allow MCV to return those duct burners to service. The settlement will also satisfy state and federal requirements and remove MCV from the HPVL. Any such settlement may involve a fine, but the DEQ has not, at this time, stated what, if any, fine they will seek to impose. At this time, MCV management cannot predict the financial impact or outcome of this issue.

Item 1A. Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in MCV’s Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
MCV has no additional information required to be disclosed in a report on Form 8-K, which occurred during the first quarter of the year covered by this Form 10-Q, but not reported.
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

MIDLAND COGENERATION VENTURE
LIMITED PARTNERSHIP

(Registrant)

Dated:	May 1, 2006	/s/ Joseph L. Roberts, Jr.

Joseph L. Roberts, Jr.
President and Chief Executive Officer

Dated:	May 1, 2006	/s/ James M. Rajewski

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