Form 10-Q
period 2006-06-30
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
filed 2006-08-03
CIK 869905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
BALANCE SHEETS (UNAUDITED) AS OF
(In Thousands)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$265,173	$360,562
Accounts and notes receivable – related parties	43,886	30,514
Accounts receivable	48,226	108,393
Gas inventory	23,941	16,138
Unamortized property taxes	35,277	18,238
Derivative assets	93,875	241,135
Broker margin accounts and prepaid expenses	40,816	20,294

Total current assets	551,194	795,274

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	2,480,678	2,479,071
Pipeline	21,432	21,432

Total property, plant and equipment	2,502,110	2,500,503
Accumulated depreciation (Note 3)	(2,280,002)	(2,276,089)

Net property, plant and equipment	222,108	224,414

OTHER ASSETS:
Restricted investment securities held-to-maturity	90,773	90,915
Derivative assets, non-current	86,271	186,336
Deferred financing costs, net of accumulated amortization of $20,104 and $19,580, respectively	4,861	5,385
Prepaid gas costs, spare parts deposit, materials and supplies	15,780	15,554

Total other assets	197,685	298,190

TOTAL ASSETS	$970,987	$1,317,878

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – related parties	$14,006	$16,651
Accounts payable and accrued liabilities	81,958	118,663
Gas supplier funds on deposit – related parties	23,827	44,353
Gas supplier funds on deposit	69,162	148,650
Interest payable	80,760	45,057
Current portion of long-term debt	63,459	63,459

Total current liabilities	333,172	436,833

NON-CURRENT LIABILITIES:
Long-term debt	878,638	878,638
Other	930	805

Total non-current liabilities	879,568	879,443

COMMITMENTS AND CONTINGENCIES (Note 9)

TOTAL LIABILITIES	1,212,740	1,316,276

PARTNERS’ EQUITY (DEFICIT)	(241,753)	1,602

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$970,987	$1,317,878

The accompanying condensed notes are an integral part of these statements

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Capacity	$100,505	$100,671	$198,245	$200,193
Electric	46,675	37,633	86,047	82,143
Steam	5,390	4,622	10,949	10,649

Total operating revenues	152,570	142,926	295,241	292,985

OPERATING EXPENSES:
Fuel costs (Note 2)	135,805	119,899	404,392	(25)
Depreciation	7,074	22,647	13,952	44,759
Operations	4,174	3,851	8,364	8,227
Maintenance	2,186	2,083	4,476	4,319
Property and single business taxes	7,448	7,336	14,875	14,673
Administrative, selling and general	3,040	2,380	5,956	5,180

Total operating expenses	159,727	158,196	452,015	77,133

OPERATING INCOME (LOSS)	(7,157)	(15,270)	(156,774)	215,852

OTHER INCOME (EXPENSE):
Interest and other income	10,063	3,955	13,750	6,091
Interest expense	(24,350)	(25,706)	(48,130)	(50,819)

Total other income (expense), net	(14,287)	(21,751)	(34,380)	(44,728)

NET INCOME (LOSS)	$(21,444)	$(37,021)	$(191,154)	$171,124

The accompanying condensed notes are an integral part of these statements

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2006			2005
	General	Limited		General	Limited
	Partners	Partners	Total	Partners	Partners	Total
BALANCE, BEGINNING OF PERIOD	$(188,997)	$(15,030)	$(204,027)	$890,680	$145,403	$1,036,083

Comprehensive Income (Loss):

Net income (loss) (Note 2)	(18,670)	(2,774)	(21,444)	(32,231)	(4,790)	(37,021)

Other Comprehensive Income (Loss):

Unrealized gain (loss) on hedging activities since beginning of period	(11,122)	(1,653)	(12,775)	17,815	2,648	20,463

Reclassification adjustments recognized in net income (loss) above	(3,054)	(453)	(3,507)	(2,874)	(428)	(3,302)

Total other comprehensive income (loss)	(14,176)	(2,106)	(16,282)	14,941	2,220	17,161

Total Comprehensive Income (Loss)	(32,846)	(4,880)	(37,726)	(17,290)	(2,570)	(19,860)

BALANCE, END OF PERIOD	$(221,843)	$(19,910)	$(241,753)	$873,390	$142,833	$1,016,223

	Six Months Ended
	June 30,
	2006			2005
	General	Limited		General	Limited
	Partners	Partners	Total	Partners	Partners	Total
BALANCE, BEGINNING OF PERIOD	$(9,970)	$11,572	$1,602	$693,824	$116,152	$809,976

Comprehensive Income (Loss):

Net income (loss) (Note 2)	(166,425)	(24,729)	(191,154)	148,986	22,138	171,124

Other Comprehensive Income (Loss):

Unrealized gain (loss) on hedging activities since beginning of period	(37,007)	(5,499)	(42,506)	62,231	9,247	71,478

Reclassification adjustments recognized in net income (loss) above	(8,441)	(1,254)	(9,695)	(6,142)	(913)	(7,055)

Dedesignated cash flow hedges (Note 2)	—	—	—	(25,509)	(3,791)	(29,300)

Total other comprehensive income (loss)	(45,448)	(6,753)	(52,201)	30,580	4,543	35,123

Total Comprehensive Income (Loss)	(211,873)	(31,482)	(243,355)	179,566	26,681	206,247

BALANCE, END OF PERIOD	$(221,843)	$(19,910)	$(241,753)	$873,390	$142,833	$1,016,223

The accompanying condensed notes are an integral part of these statements

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(191,154)	$171,124

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	14,476	45,331
Decrease (increase) in derivative assets	195,124	(171,102)
Decrease in accounts receivable	46,795	10,472
(Increase) decrease in gas inventory	(7,803)	3,558
Increase in unamortized property taxes	(17,039)	(14,838)
Increase in broker margin accounts and prepaid expenses	(20,522)	(404)
(Increase) decrease in prepaid gas costs, spare parts deposit, materials and supplies	(226)	1,134
(Decrease) increase in accounts payable and accrued liabilities	(39,350)	17,852
(Decrease) increase in gas supplier funds on deposit	(100,014)	4,292
Increase in interest payable	35,703	31,207
Increase (decrease) in other non-current liabilities	125	(250)

Net cash (used in) provided by operating activities	(83,885)	98,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant modifications and purchases of plant equipment	(11,646)	(14,859)
Maturity of restricted investment securities held-to-maturity	117,870	222,070
Purchase of restricted investment securities held-to-maturity	(117,728)	(222,643)

Net cash used in investing activities	(11,504)	(15,432)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(95,389)	82,944

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	360,562	125,781

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265,173	$208,725

The accompanying condensed notes are an integral part of these statements

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
(1) THE PARTNERSHIP AND ASSOCIATED RISKS
MCV was organized to construct, own and operate a combined-cycle, gas-fired cogeneration facility (the “Facility”) located in Midland, Michigan. MCV was formed on January 27, 1987, as a limited partnership and the Facility began commercial operation in 1990.
On July 24, 2006, Consumers Energy Company (“Consumers”) signed a Stock Purchase Agreement (“StkPA”) with MCV Power Partners, Inc. (“MCV Power”), an affiliate of GSO Capital Partners LLC (“GSO”) and Rockland Capital Energy Investments LLC (“Rockland”), to sell to MCV Power its 100% ownership interest in the stock of CMS Midland Inc., which has a 49% ownership interest in MCV. Under the StkPA, Consumers has also agreed to sell its 100% ownership interest in the stock of CMS Midland Holdings Company, which company holds a 35% indirect equity interest in the Facility through its beneficial ownership of one of the owner trusts under the overall lease transaction (see Note 7, “Long-Term Debt”). Consumers is expected to close on the sale in December 2006. The sale is subject to regulatory approval by the MPSC. MCV management cannot predict whether or when this transaction will be consummated. In addition, on August 3, 2006, El Paso CGP Company, LLC (“El Paso”) consummated the sale of 100% of its stock in El Paso Midland Company, LLC (formerly known as El Paso Midland Inc.), which holds a 43.5% partnership interest in MCV to MCV Investors, Inc. an affiliate of GSO and Rockland. The sale of these ownership interests is not expected to have any effect on MCV’s energy sales agreements or other agreements previously entered into by MCV.
The Facility has a net electrical generating capacity of approximately 1500 MW and approximately 1.5 million pounds of process steam capacity per hour. MCV has entered into three principal energy sales agreements. MCV has contracted to (i) supply up to 1240 MW of electric capacity (“Contract Capacity”) to Consumers under the Power Purchase Agreement (“PPA”), for resale to its customers through 2025, (ii) supply electricity and steam to The Dow Chemical Company (“Dow’’) through 2008 and 2015, respectively, under the Steam and Electric Power Agreement (“SEPA”) and (iii) supply steam to Dow Corning Corporation (“DCC”) under the Steam Purchase Agreement (“SPA”) through 2011 (see Note 9, “Commitments and Contingencies – Dow Corning Contract Termination”). From time to time, MCV enters into other sales agreements for the sale of excess capacity and/or energy available above MCV’s internal use and obligations under the PPA, SEPA and SPA. Results of operations are primarily dependent on successfully maintaining availability of the Facility at or near Contract Capacity levels, the price and availability of natural gas, the level of energy rates paid to MCV relative to the cost of fuel used for generation, and Consumers’ ability to perform its obligations under the PPA. Sales pursuant to the PPA have historically accounted for over 90% of MCV’s revenues.
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
The Facility is a qualifying cogeneration facility (“QF”) originally certified by the Federal Energy Regulatory Commission (“FERC”) under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). In order to maintain QF status, certain operating and efficiency standards must be maintained on a calendar-year basis. In the case of a topping-cycle generating plant such as the Facility, the applicable operating standard requires that the portion of total energy output that is put to some useful purpose other than facilitating the production of power (the “Thermal Percentage”) be at least 5%. In addition, the Facility must achieve a PURPA efficiency standard (the sum of the useful power output plus one-half of the useful thermal energy output, divided by the energy input (the

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
“Efficiency Percentage”)) of at least 45%. If the Facility maintains a Thermal Percentage of 15% or higher, the required Efficiency Percentage is reduced to 42.5%. Since 1990, the Facility has achieved the applicable Thermal and Efficiency Percentages. For the six months ended June 30, 2006, the Facility achieved a Thermal Percentage of 26.1% and an Efficiency Percentage of 47.2%. The loss of QF status could, among other things, cause MCV to lose its rights under PURPA to sell power from the Facility to Consumers at Consumers’ “avoided cost” and subject MCV to additional federal and state regulatory requirements.
MCV and Consumers entered into a Resource Conservation Agreement (“RCA”) and a Reduced Dispatch Agreement (“RDA”) which, among other things, provides that Consumers will economically dispatch MCV, based upon the market price of natural gas, if certain conditions are met. Such dispatch is expected to continue to reduce electric production from historic levels, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA and RDA provide for the sharing of savings realized by not having to generate electricity. The RCA and RDA were approved by the MPSC on January 25, 2005 and MCV and Consumers accepted the terms of the MPSC order. The RCA and RDA became effective January 27, 2005. This MPSC order has been appealed by certain parties. MCV management cannot predict the final outcome of this appeal.
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
Two significant issues that could affect MCV’s future financial performance are the price of natural gas and Consumers’ ability to perform its obligations under the PPA. First, the Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility’s operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts, since natural gas prices have historically been volatile and extremely difficult to forecast. In addition, there is no consensus among forecasters of natural gas prices as to whether the price or range will increase, decrease or remain at current levels over any period of time. The spot price of natural gas as of June 30, 2006, was $5.83 per million British thermal units (“MMBtu”) and natural gas futures contract prices (as of the last trading day of each month) for the period 2006 to 2011 average approximately $8.33 per MMBtu, as priced on June 30, 2006. To the extent that the costs associated with production of electricity are greater than the energy charge payments, MCV’s financial performance will be negatively affected. The extent of such impact will depend upon the amount of the average energy charge payable under the PPA, which is based upon costs incurred at Consumers’ coal-fired plants and upon the amount of energy scheduled by Consumers for delivery under the PPA. Even with the RCA and RDA, if gas prices stay at present levels or increase, the results of operating the Facility would be

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
adversely affected and could result in MCV failing to meet its financing obligations. Second, Consumers’ ability/obligation to pay PPA charges may be affected by an MPSC order denying Consumers’ recovery from ratepayers. This issue is likely to be addressed in the timeframe of 2007 or beyond. MCV continues to monitor the current and long-term trends in natural gas prices, and to participate in MPSC matters, as appropriate. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in charges payable under the PPA and in future fuel costs under new or existing contracts, cannot accurately be predicted. MCV management cannot, at this time, predict the future impact or outcome of these matters.
(2) RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS
Fair Value of Financial Instruments
The carrying amounts of cash, cash equivalents and short-term investments approximate fair value because of the short maturity of these instruments. MCV’s short-term investments, which are made up of investment securities held-to-maturity, as of June 30, 2006 and December 31, 2005, have original maturity dates of approximately one year or less. The unique nature of the negotiated financing obligation discussed in Note 7- “Long-Term Debt” makes it unnecessary to estimate the fair value of the lessor group (“Owner Participants”) underlying debt and equity instruments supporting such financing obligation, since Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” does not require fair value disclosure for the lease obligation.
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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
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
The cumulative mark-to-market gain through June 30, 2006 of $58.2 million is recorded as a current and non-current derivative asset on the balance sheet, as described below. These assets will reverse over the remaining life of these contracts as the unrealized gains and losses are realized at contract settlement. As of June 30, 2006 and December 31, 2005, MCV recorded “Derivative assets” in Current Assets in the amount of $42.2 million and $198.5 million, respectively, and for the same periods recorded “Derivative assets, non-current” in Other Assets in the amount of $16.0 million and $57.4 million, respectively, representing the mark-to-market value on these long-term natural gas contracts and associated financial positions. For the three months ended June 30, 2006 and 2005, MCV recorded in “Fuel costs” a loss of $41.4 million and $38.9 million, respectively, for the net mark-to-market adjustment associated with these contracts and the associated realized financial positions, while for the six months ended June 30, 2006 and 2005, MCV recorded in “Fuel costs” a loss of $197.7 million and a gain of $170.5 million respectively, for the net mark-to-market adjustment associated with these contracts and the associated realized financial positions. In addition, MCV has also recorded a net loss in earnings for the six months ended June 30, 2006 of $7.2 million and a net gain for the six months ended June 30, 2005 of $14.6 million, representing recognized activity of the financial positions associated with the long-term gas contracts.
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
These financial instruments are derivatives under SFAS No. 133 and the contracts that are utilized to secure the anticipated natural gas requirements necessary for projected electric and steam sales qualify as cash flow hedges under SFAS No. 133, since they hedge the price risk associated with the cost of natural gas. MCV also engages in cost mitigation activities to offset the fixed charges MCV incurs in operating the Facility. These cost mitigation activities include the use of futures and options contracts to purchase and/or sell natural gas to maximize the use of the transportation and storage contracts when it is determined that they will not be needed for Facility operation. Although these cost mitigation activities do serve to offset the fixed monthly charges, these cost mitigation activities are not considered a normal course of business for MCV and do not qualify as hedges under SFAS No. 133. Therefore, the resulting mark-to-market gains and losses from cost mitigation activities are reflected in MCV’s earnings.
For the six months ended June 30, 2006, MCV has recognized in other comprehensive income an unrealized $52.2 million decrease on the gas futures contracts and OTC swaps, which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $122.6 million gain in other comprehensive income (loss) as of June 30, 2006. This balance represents natural gas futures, options and OTC swaps with maturities ranging from July 2006 to December 2009, of which $52.4 million of this gain is expected to be reclassified into earnings within the next twelve months. MCV also has recorded, as of June 30, 2006, a $51.7 million “Derivative assets,” in Current Assets and for the same period a $70.3 million “Derivative asset – non-current” in Other Assets, representing the mark-to-market gain on natural gas futures for anticipated projected electric and steam sales accounted for as hedges. In addition, for the six months ended June 30, 2006, MCV has recorded a net $9.7 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations.
For the six months ended June 30, 2005, MCV recognized an unrealized $35.1 million increase in other comprehensive income on gas futures contracts and OTC swaps (including a $29.3 million loss of dedesignated cash

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
flow hedges), which are hedges of forecasted purchases for plant use of market priced gas. This resulted in a net $100.9 million gain balance in other comprehensive income as of June 30, 2005. For the six months ended June 30, 2005, MCV had recorded a net $7.0 million gain in earnings from hedging activities related to MCV natural gas requirements for Facility operations.
(3) ASSET IMPAIRMENT
SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that MCV review, on a forward-looking basis, the recoverability of its long-lived assets (such as property, plant and equipment) whenever events or circumstances indicate that the carrying amount of the long-lived assets may not be recoverable. Recoverability of “assets to be held and used” is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets, over their remaining useful life. If the carrying amount of the assets exceeds the estimated undiscounted future cash flows expected to be generated, an impairment charge is recognized in the amount by which the carrying amount of the long-lived assets exceeds their fair value.
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
After the April 2005 economic analysis was performed, natural gas prices rose dramatically as a result of events and circumstances, which created tight supply and higher market demand for natural gas. For example, hurricane disruptions in the supply of gas in the third quarter of 2005 drastically reduced Gulf Coast natural gas production and distribution, causing a further upward spike in NYMEX forward natural gas prices, as well as third-parties’ forecasts for natural gas prices. As a result, the MCV Partnership determined that updating its impairment analysis, considering revised forward natural gas price assumptions and third parties’ forecasts of natural gas prices, among others circumstances was appropriate to evaluate the recoverability of the asset group. The asset group under SFAS No. 144 represents all assets and liabilities that impact the lowest level of identifiable cash flows to be generated to recover the MCV’s long-lived assets. For the MCV, the “asset group” included net property, plant and equipment and the fair value of derivative assets, as discussed in Note 2, “Risk Management Activities and Derivative Transactions”, both of which impact management’s estimate of the net cash flows to be generated by the MCV to recover these long-lived assets. Based on MCV’s 2005 third quarter updated impairment analysis, MCV concluded that the carrying value of the MCV’s asset group exceeded cash flows that would be generated by the Facility on an undiscounted basis and therefore, under SFAS No. 144, an impairment adjustment was required to reduce the carrying value to the estimated fair value. The fair value of the asset group was determined by discounting a set of probability-weighted streams of future cash flows at a 4.3% risk free interest rate. This impairment adjustment was recorded in the third quarter of 2005 for $1,159.0 million. MCV will continue to monitor the current and long-term trends in natural gas prices and other factors, as appropriate. Since the 2005 third quarter impairment analysis, gas prices have decreased, however, should natural gas prices remain at present levels or increase, the results of operating the Facility would be adversely affected in the long term and could result in MCV failing to meet its financial obligations under the sale and leaseback transactions and other contracts.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
(4) RESTRICTED INVESTMENT SECURITIES HELD-TO-MATURITY
Non-current restricted investment securities held-to-maturity have carrying amounts that approximate fair value because of the short maturity of these instruments and consist of the following as of (in thousands):

	June 30,	December 31,
	2006	2005
Funds restricted for rental payments pursuant to the Overall Lease Transaction	$89,843	$90,111

Funds restricted for management non-qualified plans	930	804

Total	$90,773	$90,915

(5) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following as of (in thousands):

	June 30,	December 31,
	2006	2005
Accounts payable – related parties	$14,006	$16,651

Accounts payable – non-related
Trade creditors	$48,040	$100,956
Property and single business taxes	32,338	11,088
Other	1,580	6,619

Total accounts payable – non-related	$81,958	$118,663

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

	June 30,	December 31,
	2006	2005
Cash or letters of credit supplied by MCV to others:
Cash paid, recorded in “Broker margin accounts and prepaid expenses”	$38,924	$16,520
Letters of credit provided to others	2,430	2,430

Cash or letters of credit supplied to MCV by others:
Cash received, recorded in “Gas supplier funds on deposit”	69,162	148,650
Cash received by El Paso (a related party), recorded in “Gas supplier funds on deposit – related parties”	23,827	44,353
Letters of credit provided to MCV from non-related parties	—	21,700
Letters of credit provided to MCV by El Paso (a related party)	287,200	385,700

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
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
Interest and fees incurred related to long-term debt arrangements during the six months ended June 30, 2006 and 2005 were $47.6 million and $50.2 million, respectively. Interest and fees paid for the six months ended June 30, 2006 and 2005 were $11.8 million and $19.0 million, respectively.
(8) ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income reflects the following balances at June 30 (thousands):

	2006	2005
Beginning Accumulated Other Comprehensive Income	$174,844	$65,774
Unrealized gain (loss) on hedging activities	(42,506)	71,478
Reclassification adjustments recognized in net loss	(9,695)	(7,055)
Dedesignated cash flow hedges	—	(29,300)

Ending Accumulated Other Comprehensive Income	$122,643	$100,897

(9) COMMITMENTS AND CONTINGENCIES
Property Taxes
In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal (“MTT”) contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 – 2006 at the MTT. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2006 are being held in abeyance. In 2004, the MTT issued its decision in MCV’s tax appeal against the City of Midland for tax

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
years 1997-2000 (the “MTT Decision”). The MTT Decision was appealed to the Michigan Appellate Court by the City of Midland. MCV filed a cross-appeal at the Michigan Appellate Court. On February 21, 2006, the Michigan Appellate Court upheld the MTT Decision but remanded the case to the MTT for the limited purpose of clarification of whether the MTT erroneously included tax-exempt pollution-control equipment and/or property located outside the City of Midland in its concluded true cash value. MCV management cannot predict the outcome of the remanded issues. On April 4, 2006, the City of Midland filed an Application for Leave to Appeal with the Michigan Supreme Court. MCV responded in opposition to that application. On July 31, 2006 the Michigan Supreme Court denied the City’s application. MCV management has estimated that the MTT Decision, the Appellate Court order, the Supreme Court order and the impact of Michigan law (Proposal A, which caps taxable value increases) would result in a refund to MCV for the tax years 1997 – 2005 of approximately $87.3 million, inclusive of interest as of June 30, 2006. If on the remanded issues the MTT determines there was such double taxation, MCV will be entitled to a greater refund. MCV is currently evaluating the impact of this recent action of the Michigan Supreme Court. MCV has not recognized any of the above stated estimated refunds in earnings as of June 30, 2006.
NOx Allowances
The United States Environmental Protection Agency (“US EPA”) has approved the State of Michigan’s – State Implementation Plan (“SIP”), which includes an interstate NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which is from May 1 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV has excess NOx allowances to sell under this program. Consumers gave notice to MCV that it believed the ownership of the NOx allowances under this program, which have not been incorporated into the RCA/RDA program, belong, at least in part, to Consumers. MCV management has concluded that Consumers has no ownership interest in these NOx allowances. Therefore, in June, 2006, MCV recorded $5.3 million for NOx allowances sold in 2004 – 2006, which are not part of the RCA/RDA, to “Interest and Other Income”. MCV management does not know what, if any, further action Consumers may take on this matter.
Environmental Issues
On July 12, 2004, the Michigan Department of Environmental Quality (“DEQ”), Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its Air Use Permit to Install No. 209-02 (“PTI”) by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format. MCV declared five of the six duct burners as unavailable for operational use (which reduces the generation capability of the Facility by approximately 100 MW) and took other corrective action to address the DEQ’s assertions. The one available duct burner was tested in April 2005 and its emissions met permitted levels due to the configuration of that particular unit. MCV disagrees with certain of the DEQ’s assertions. MCV filed a response in July 2004 to address the Letter of Violation. On December 13, 2004, the DEQ informed MCV that it was pursuing an escalated enforcement action against MCV regarding the alleged violations of MCV’s PTI. The DEQ also stated that the alleged violations are deemed federally significant and, as such, placed MCV on the US EPA’s High Priority Violators List (“HPVL”). The DEQ issued MCV a new PTI which established higher carbon monoxide emissions limits on the five duct burners which were unavailable; thus, MCV has returned those duct burners to service. The DEQ and MCV are pursuing a settlement of the emission exceedence which will also satisfy state and federal requirements and remove MCV from the HPVL. Any such settlement may involve a fine so MCV has accrued a $50,000 expense for this issue. At this time, MCV management cannot predict the financial impact or outcome of this issue.
On March 15, 2006, MCV notified the DEQ that MCV exceeded its permitted NOx emission rate on one of its gas turbines for 29 hours due to diagnostic testing to determine failures occurring on that unit. The DEQ issued a Letter of Violation to MCV, requesting MCV provide a report explaining the exceedence, remedial action taken and steps being taken to prevent a reoccurrence, among other information. MCV provided the requested report on May 12, 2006. MCV Management believes it has resolved all issues associated with this Letter of Violation and does not expect further DEQ action on this matter.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
Dow Corning Contract Termination
In September 2005, MCV gave notice to DCC of its intent to terminate the SPA effective September 19, 2006, as provided for in the SPA. MCV informed DCC that it was willing to consider entering into another agreement with DCC at cost of production pricing of steam. MCV has not been able to reach a new agreement with DCC at market-based pricing. The termination of the SPA is conditioned upon MCV making a payment to DCC 30 days prior to the effective date of the termination. The termination payment is for a certain portion of future revenues and is expected to be approximately $5.5 million. MCV has accrued an expense of $5.5 million to “Administrative, Selling and General”, for the estimated termination payment. The contract termination is not expected to have any negative impact on MCV’s PURPA QF certification (i.e., MCV’s operating and efficiency requirements under PURPA will be met without steam sales to DCC).
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
Net periodic postretirement health care cost for the six months ending June 30, included the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Components of net periodic benefit cots:
Service cost	$81.2	$77.9	$162.5	$155.8
Interest cost	61.6	57.5	123.2	115.0
Expected return on Plan assets	(58.9)	(46.9)	(117.9)	(93.8)
Amortization of unrecognized net loss	19.3	21.4	38.7	42.8

Net periodic benefit cost	$103.2	$109.9	$206.5	$219.8

Contributions
Since MCV’s Plan is funded annually, no contributions have been made for the six months ended June 30, 2006. MCV expects to contribute approximately $.4 million to the Plans in December 2006.
Supplemental Retirement Benefits
MCV provides postretirement healthcare and excess benefit plans for key management. These plans are not qualified plans under the Internal Revenue Code; therefore, earnings of the trusts maintained by MCV to fund these plans are taxable to the Partners and trust assets are included in the assets of MCV.

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
(continued)
(11) PARTNERS’ EQUITY AND RELATED PARTY TRANSACTIONS
The following table summarizes the nature and amount of each of MCV’s Partner’s equity interest, interest in profits and losses of MCV at June 30, 2006, and the nature and amount of related party transactions or agreements that existed with MCV’s partners or affiliates as of June 30, 2006 and 2005, and for each of the six month periods ended June 30 (in thousands):

Beneficial Owner, Equity Partner,	Equity
Type of Partner and Nature of Related Party	Interest	Interest	Related Party Transactions and Agreements	2006	2005
CMS Energy Company
CMS Midland, Inc.	$(118,460)	49.0%	Power purchase agreements	$202,219	$215,793

General Partner; wholly-owned subsidiary of Consumers Energy Company			Purchases under gas transportation agreements	4,640	4,633
			Gas storage agreement	1,282	1,282
			Land lease/easement agreements	300	300
			Accounts receivable	39,487	34,630
			Accounts payable	2,473	4,787

El Paso Corporation (1)
El Paso Midland, Inc.			Purchase under gas transportation agreements	5,219	6,605
A General and Limited Partner;			Purchases under gas supply agreement	70,905	56,397
General Partnership Interest	$(103,383)	38.1%	Gas agency agreement	67	67
Limited Partnership Interest	(14,767)	5.4	Accounts payable	10,962	10,042
			Deferred reservation charges under gas purchase agreement	794	2,370
			Gas supplier funds on deposit	23,827	—

Total El Paso Corporation	$(118,150)	43.5%	Letter of credit provided to MCV	287,200	282,000

The Dow Chemical Company
The Dow Chemical Company	$(5,144)	7.5%	Steam and electric power agreement	22,363	20,899

Limited Partner			Steam purchase agreement - Dow Corning Corp (affiliate)	2,310	2,313
			Purchases under demineralized water supply agreement	3,482	3,391
			Accounts receivable	4,398	3,791
			Accounts payable	571	496
			Standby and backup fees	443	403

Alanna Corporation
Alanna Corporation	$1 (2)	.00001%	Note receivable	1	1

Limited Partner; wholly-owned subsidiary of Alanna Holdings Corporation
TOTAL PARTNERS’ EQUITY (DEFICIT)	$(241,753)	100.0%

Footnotes to Partners’ Equity and Related Party Transactions

(1)	Effective March 1, 2006, El Paso Corporation transferred the general and limited partnership interests of Source Midland Limited Partnership, MEI Limited Partnership and Micogen Limited Partnership to the wholly-owned subsidiary El Paso Midland, Inc.

(2)	Alanna’s capital stock is pledged to secure MCV’s obligation under the lease and other overall lease transaction documents.

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
Operating Outlook. During the first six months of 2006, approximately 73% of PPA revenues were capacity payments under the PPA, which were billed on availability, subject to an annual availability cap of 98.5% pursuant to a settlement agreement between MCV and Consumers. Actual PPA availability was 97.6% for the first six months of 2006, 98.6% for 2005, and 98.6% for 2004. Availability will depend on the level of scheduled and unscheduled maintenance outages, and on the sustained level of output from each of the GTGs and the steam turbines. MCV expects long-term PPA availability to meet or exceed the capped level of 98.5%, though any prolonged equipment outages could materially reduce the level of availability.
Energy Rates and Cost of Production. The Facility is wholly dependent upon natural gas for its fuel supply and a substantial portion of the Facility’s operating expenses consist of the costs of natural gas. MCV recognizes that its existing gas contracts are not sufficient to satisfy the anticipated gas needs over the term of the PPA and, as such, no assurance can be given as to the availability or price of natural gas after the expiration of the existing gas contracts, since natural gas prices have historically been volatile and extremely difficult to forecast. In addition, there is no consensus among forecasters of natural gas prices as to whether the price or range will increase, decrease or remain at current levels over time. The spot price of natural gas as of June 30, 2006, is $5.83 per MMBtu and natural gas futures contract prices (as of the last trading day of each month) for the period 2006 to 2011 average approximately $8.33 per MMBtu as priced on June 30, 2006. MCV maintains a hedging program to mitigate risk associated with volatile market prices in the gas market. MCV has entered into natural gas purchase and hedging arrangements with respect to its expected gas needs of approximately 81% in 2006 and 53% in 2007. MCV expects that its purchase and hedging arrangements will mitigate the effects of rises in natural gas prices in future years, although high gas prices for an extended period of time could adversely affect operating results. MCV continues to monitor the current and long-term trends in natural gas prices, and to participate in MPSC matters, as appropriate. However, given the unpredictability of these factors, the overall economic impact upon MCV of changes in energy charges payable under the PPA and in future fuel costs under new or existing contracts, cannot accurately be predicted. MCV management cannot, at this time, predict the future impact or outcome of these matters.
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
MCV and Consumers entered into the RCA and RDA which, among other things, provides that Consumers will economically dispatch MCV, based upon the market price of natural gas, if certain conditions are met. Such dispatch is expected to reduce electric production from historic levels, as well as decrease gas consumption by MCV. The RCA provides that Consumers has a right of first refusal to purchase, at market prices, the gas conserved under the RCA. The RCA and RDA provide for the sharing of savings realized by not having to generate electricity. The RCA and RDA were approved by the MPSC on January 25, 2005 and MCV and Consumers accepted the terms of the MPSC order. The RCA and RDA became effective January 27, 2005. This MPSC order has been appealed by certain parties. MCV management cannot predict the final outcome of this appeal. Even with the RCA and RDA, if MCV experiences prolonged periods of high natural gas prices, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financing obligations. For the first six months of 2006, MCV estimates that these programs have resulted in net savings of approximately $25.0 million, a portion of which is realized in reduced maintenance expenditures in future years. In addition, $2.5 million of this net savings has been paid to Consumers for funding of the renewable energy program, as provided for in the RCA. The net savings are subject to MCV’s right to audit Consumers’ supporting records and calculations pursuant to the RDA. An initial audit by MCV of the RCA and RDA was performed in 2005.
Capacity and Energy Payments Under the PPA. The PPA permits Consumers, under certain conditions, to reduce the capacity and energy charges payable to MCV and/or to receive refunds of capacity and energy charges paid to MCV if the MPSC does not permit Consumers to recover from its customers the capacity and energy charges specified in the PPA (the “regulatory-out” provision). Consumers has indicated that they expect to claim relief under the regulatory-out provision of the PPA. Until September 15, 2007, the capacity charge may not be reduced below an average capacity rate of 3.77 cents per Kilowatt-hour (“KWh”) for the available Contract Capacity notwithstanding the “regulatory-out” provision. MCV and Consumers entered into the Settlement Agreement, effective January 1, 1999, which resolved all of the previously disputed issues under the PPA and included definitive obligations for Consumers to make energy payments calculated in accordance with the PPA, irrespective of any MPSC or the reviewing courts’ decision which may affect those issues or payments. The Settlement Agreement also provides that, notwithstanding modifications to the Facility increasing its capacity, in billing Consumers for capacity charges (at the rates set forth in the PPA) availability would be capped at 98.5% of the 1240 MW (“98.5% cap”) on a calendar-year basis for the term of the PPA irrespective of any MPSC or the reviewing courts’ decision, which may affect this issue or payment. If Consumers transfers (subject to MCV’s prior consent) its rights of up to 1240 MW of capacity and associated energy under the PPA to a third party for an extended period of time, the 98.5% cap will not apply except that the 98.5% cap is, in any event, reinstated on September 15, 2007. Notwithstanding the Settlement Agreement, after September 15, 2007, an issue could exist as to whether or not Consumers can exercise the “regulatory-out” provision to reduce capacity payments to MCV to the rate of 3.62 cents per kWh and based upon the “availability caps” of 88.7% of the 1240 MW (both on and off-peak) of contract capacity as provided for in the 915 MW Settlement and the 325 MW Settlement. If Consumers is entitled to invoke the regulatory-out, as they have indicated they expect to do, the results of operating the Facility would be adversely affected and could result in MCV failing to meet its financing obligations. Consumers and MCV are required to support and defend the terms of the PPA.
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
Federal Electric Industry Restructuring. FERC has jurisdiction over wholesale energy sales and is moving towards “market” based pricing of electricity as opposed to traditional cost-based pricing. FERC also has jurisdiction over the interstate transmission of electricity, including rates. In December 1999, FERC issued a final rule, Order No. 2000, designed to encourage all owners and operators of interstate electric transmission lines to join regional transmission organizations. In April 2005, the Midwest Independent System Operator began operating the interstate electric transmission grid into which MCV’s electricity is dispatched. This change has not materially impacted MCV’s business. In addition, federal energy legislation is proposed from time to time with various provisions, which could impact MCV. FERC decisions and/or federal legislation could impact MCV in selling and transmitting electricity in the wholesale market. MCV has obtained from FERC market-based rate authority to make wholesale sales beyond those already being made under the PPA and the SEPA. MCV management cannot predict the impact that either FERC decisions or federal legislation may have on MCV’s business, if any, at this time.
On August 8, 2005, the Federal Energy Policy Act of 2005 the (“EPA of 2005”) was enacted. The EPA of 2005 amended PURPA primarily with respect to new cogeneration facilities. However, certain of the amendments affect existing QFs such as the elimination of the prohibition against an electric utility owning more than a 50 percent interest in a QF. Pursuant to the EPA of 2005, FERC has eliminated some of the exemptions QFs have from certain provisions of the Federal Power Act including requiring existing QFs to obtain a FERC approved tariff to make market-rate sales to third parties with whom the QF does not have a state-regulated power purchase agreement.

MCV management does not believe that the EPA of 2005 or the enactment of the changes by FERC pursuant thereto will have a material impact on the business or financial condition and results of operations of MCV.
Operating Revenue Statistics
The following represents significant operating revenue statistics for the following periods (dollars in thousands except average rates):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Revenues	$152,570	$142,926	$295,241	$292,985

Capacity Revenue	$100,505	$100,671	$198,245	$200,193
PPA Contract Capacity (MW)	1,240	1,240	1,240	1,240
Billed PPA Availability	98.5%	98.5%	97.6%	98.5%

Electric Revenue	$46,675	$37,633	$86,047	$82,143
PPA Delivery as Percentage of Contract Capacity	49.2%	45.5%	47.5%	56.1%
PPA, SEPA and Other Electric Deliveries (MWh)	1,454,785	1,357,985	2,800,438	3,271,017
Average PPA Variable Energy Rate ($/MWh)	$21.67	$17.93	$21.13	$17.20
Average PPA Fixed Energy Rate ($/MWh)	$4.69	$4.29	$4.50	$4.14

Steam Revenue	$5,390	$4,622	$10,949	$10,649
Steam Deliveries (Mlbs)	1,221,720	1,248,360	2,846,580	2,976,320
Comparison of the Three Months ended June 30, 2006 and 2005:
Overview
For the second quarter of 2006, MCV recorded a net loss of $21.4 million, which includes a $41.4 million mark-to-market loss on long-term natural gas contracts and associated financial derivatives. MCV’s net loss for the second quarter of 2005 was $37.0 million, which includes a $38.9 million mark-to-market loss on the long term natural gas contracts and associated financial hedges. The reduction in net loss of $15.6 million for the second quarter of 2006 compared to 2005 is primarily the result of the lower depreciation expense resulting from lower asset values after recording the third quarter 2005 impairment, higher energy rates under the PPA and SEPA and the recognition, in earnings, of the NOx allowances, in the amount of $5.3 million, which were not part of the RCA/RDA. This increase was partially offset by higher natural gas prices and an unfavorable mark-to-market value change in certain natural gas contracts.
Operating Revenues
For the second quarter of 2006, MCV’s operating revenues increased $9.6 million from the second quarter of 2005. This increase is primarily due to an increase in the energy rates under PPA with Consumers and the SEPA with Dow.
Operating Expenses
For the second quarter of 2006, MCV’s operating expenses were $159.7 million, which includes $135.8 million of fuel costs, including a $41.4 million mark-to-market loss on certain natural gas contracts. During this period, MCV purchased approximately 13.9 bcf of natural gas, and a net .5 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 13.4 bcf. The average commodity cost of fuel for the second quarter of 2006 was $6.20 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the second quarter of 2005, MCV’s operating expenses were $158.2 million, which includes fuel costs of $119.9 million, including a $38.9 million mark-to-market loss on certain natural gas contracts, which contain optionality. During this period, MCV purchased approximately 14.2 bcf of natural gas, and a net 1.5 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 12.7 bcf. The average commodity cost of fuel for the second quarter of 2005 was $5.41 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the second quarter of 2006 compared to 2005 increased by $15.9 million. This fuel cost increase was primarily due to higher natural gas prices in the long-term and spot markets a slightly higher gas usage and a $2.5 million unfavorable mark-to-market value change in certain natural gas contracts and associated financial instruments.
For the second quarter of 2006, operating expenses other than fuel costs decreased $14.4 million from the second quarter of 2005. This decrease is primarily the result of lower depreciation expense resulting from lower asset values after recording the asset impairment charge in the third quarter of 2005 (See Part I, Item 1, Condensed Notes to the Unaudited Financial Statements – Note 3, “Asset Impairment”). All other expenses incurred in these periods were normal expenditures to achieve the recorded operating revenues.
Other Income (Expense)
For the second quarter of 2006 interest and other income increased by $6.1 million from the second quarter of 2005, resulting primarily from recognition of the excess NOx allowances which had previously been sold during the years 2004, 2005 and the first six months of 2006 and due to increased interest rates on MCV’s invested cash. For the second quarter of 2006 interest expense decreased $1.4 million from the second quarter of 2005 due to a lower outstanding principal balance on MCV’s financing obligation.
Comparison of the Six Months ended June 30, 2006 and 2005:
Overview
For the first six months of 2006, MCV recorded a net loss of $191.2 million, which includes a $197.7 million mark-to-market loss on long-term gas contracts and associated financial derivatives. MCV’s net income for the first six months of 2005 was $171.1 million, which includes a $170.5 million mark-to-market gain on the long term natural gas contracts and associated financial hedges. The earnings decrease of $362.3 million for the first six months of 2006 compared to 2005 is primarily the result of the $368.2 million unfavorable mark-to-market value change in certain natural gas contracts and higher natural gas prices. This decrease was partially offset by lower depreciation expense resulting from lower asset values after recording the third quarter 2005 impairment, higher energy rates, recovery of $4.6 million for MCV’s claims with Enron and recognition, in earnings, of the NOx allowances, in the amount of $5.3 million, which were not part of the RCA/RDA.
Operating Revenues
For the first six months of 2006, MCV’s operating revenues increased $2.3 million from first six months of 2005. This increase is due primarily due to an increase in the energy rates under the PPA and SEPA. This increase was partially offset by a lower electric dispatch under the PPA due to the implementation of the RCA/RDA on January 27, 2005 and lower PPA availability due to more equipment outages in 2006.
Operating Expenses
For the first six months of 2006, MCV’s operating expenses were $452.0 million, which includes $404.4 million of fuel costs, including a $197.7 million mark-to-market loss on certain natural gas contracts. During this period, MCV purchased approximately 28.9 bcf of natural gas, and a net 2.5 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 26.4 bcf. The average commodity cost of fuel for the first six months of 2006 was $7.08 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. For the first six months of 2005, MCV’s operating expenses were $77.1 million, which includes a $170.5 million mark-to-market gain on certain natural gas contracts. During this period, MCV purchased approximately 30.2 bcf of natural gas, and a net negative .1 bcf was used for transportation fuel and as a net change to gas in storage. During this same period, MCV consumed 30.3 bcf. The average commodity cost of fuel for the first six months of 2005 was $4.84 per MMBtu, which includes the effects of the disposition of excess gas supplies not required for generation. Fuel costs for the first six months of 2006 compared to 2005 increased by $404.4 million. This fuel cost increase was primarily due to a $368.2 million unfavorable mark-to-market value change in certain natural gas contracts and associated financial instruments. Also contributing to this increase in fuel costs are higher natural gas prices in the long-term and spot markets. This increase was partially offset by a lower gas usage resulting from a reduction in the electric dispatch and recovery of MCV’s claims of $4.6 million with Enron.
For the first six months of 2006, operating expenses other than fuel costs decreased $29.5 million from the first six months of 2005. This decrease is primarily the result of lower depreciation expense resulting from lower asset values after recording the asset impairment charge in the third six months of 2005 (See Part I, Item 1, Condensed Notes to the Unaudited Financial Statements – Note 3, “Asset Impairment”). All other expenses incurred in these periods were normal expenditures to achieve the recorded operating revenues.
Other Income (Expense)
For the first six months of 2006 compared to 2005, interest and other income increased by $7.7 million resulting primarily from recognition of the excess NOx allowances which had previously been sold during the years 2004, 2005, and the first six months of 2006 and increased interest rates on MCV’s invested cash. For the first six months of 2006 compared to 2005, interest expense decreased $2.7 million due to a lower outstanding principal balance on MCV’s financing obligation.
LIQUIDITY AND CAPITAL RESOURCES
For the six months ended 2006 net cash used by MCV’s operations was $83.9 million, while for the six months ended June 30, 2005, net cash generated by MCV’s operations was $98.4 million, respectively. The net cash used in operating activities for the six months ended June 30, 2006 was primarily due to the payment by MCV of a net $122.4 million of cash collateral to brokers and gas suppliers, based upon the net amount of exposure on MCV’s long-term natural gas contracts and natural gas futures with counterparties. This collateral balance will vary with changes in market prices, credit provisions and various other factors. MCV’s cash and cash equivalents have a normal cycle of collecting revenues less operating expenses prior to making the semiannual payments under the financing obligation due in January and July for the next nine years. During the six months ended June 30, 2006 and 2005, MCV paid financing obligation requirements of $11.8 million and $18.9 million, respectively, as required under the Overall Lease Transaction.
MCV also has a $50.0 million working capital line (“Working Capital Facility”) to provide temporary financing, as necessary, for operations. The Working Capital Facility has been collateralized by MCV’s natural gas inventory and earned receivables. At any given time, borrowings and letters of credit are limited by the amount of the borrowing base, defined as 90% of earned receivables and 50% of natural gas inventory, capped at $15 million. The borrowing base varies over the month as receivables are earned, billed and collected and as natural gas inventory balances are built and depleted. In addition, earned receivables borrowing base can be affected by Consumers’ credit rating. The Working Capital Facility term currently expires on August 26, 2006. MCV did not utilize the Working Capital Facility during the first six months of 2006 except for letters of credit associated with normal business practices. As of June 30, 2006, MCV had $47.6 million available under its Working Capital Facility. As of June 30, 2006, MCV’s borrowing base was capped at the maximum amount available of $50.0 million and MCV had outstanding letters of credit in the amount of $2.4 million. MCV believes that amounts available to it under the Working Capital Facility along with available cash reserves will be sufficient to meet any working capital shortfalls that might occur in the near term.
In the near term, MCV expects to fund current operating expenses, capital expenditures and financing obligations primarily through cash flows from operations. Due to uneven scheduled financing obligation payments (high summer payment, low winter payment), MCV anticipates that it will be drawing on its cash reserves to fund temporary cash flow shortfalls to the extent available for such purposes. See Item 2, “MD&A – Outlook — Energy Rates and Cost of Production; and Capacity and Energy Payments Under the PPA.” As of June 30, 2006, there were approximately $355.9 million of cash reserves of which $93.0 million is cash on deposit with MCV, paid by brokers and gas suppliers of MCV, as collateral for mark-to-market changes in the future cost of natural gas and $89.8 million which has been reserved for the debt portion of the financing obligation.
DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS
MCV has assumed various financial obligations and commitments in the normal course of its business. These obligations are considered to represent expected cash payments that MCV is required to make under its existing contractual arrangements. As of June 30, 2006, MCV has the following contractual financial obligations and commitments:

	Payments Due by Period (1) (In Millions)
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Long-term Debt (2)	$1,335.1	$144.2	$301.8	$280.1	$609.0

Unconditional Purchase Obligations (3)	$2,933.1	$238.5	$1,187.3	$903.6	$603.7
Other Long-term Obligations (4)	182.8	12.5	24.4	29.8	116.1

Total Contractual Cash Obligations	$3,115.9	$251.0	$1,211.7	$933.4	$719.8

	Amount of Commitment Expiration Per Period
		Less Than	One to	Three to	More Than
Commercial Commitments	Total	One Year	Three Years	Five Years	Five Years

Working Capital Facility	$50.0	$50.0	$—	$—	$—

(1)	Payment periods represent calendar years beginning with January 1, 2006.

(2)	Represents expected cash payments, including interest.

(3)	Represents estimated minimum commitments under current long-term natural gas contracts, natural gas transportation reservation charges, GTG compressor parts and the ground lease agreement.

(4)	Represents the cost of current Facility maintenance service agreements, spare parts and DCC termination payment.

(5)	No amounts have been included for early termination fees under the PPA or SEPA.
OFF-BALANCE SHEET ARRANGEMENTS
As part of MCV’s ongoing business, MCV does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2006, MCV was not involved in any unconsolidated SPE transactions and had no “off-balance sheet arrangements” as defined in Regulation S-K Item 303 (a) (4) (ii) of the Securities Exchanges Act of 1934.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to the Critical Accounting Policies as previously disclosed in MCV’s Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks relating to MCV’s operations result primarily from changes in commodity prices and interest rates. To address these risks, MCV enters into various hedging transactions as described herein. MCV does not use financial instruments for trading purposes and does not use leveraged instruments. Fair values included herein have been determined based on quoted market prices. The information presented below should be read in conjunction with Item 1, “Condensed Notes to Unaudited Financial Statements — Note 2, Risk Management Activities and Derivative Transactions and Note 7, Long-term Debt”.

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
MCV’s short-term investments, which are made up of investment securities held to maturity and as of June 30, 2006, have original maturity dates of approximately one year or less.
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
The following table provides information about MCV’s futures and option contracts that are sensitive to changes in natural gas prices; these futures and option contracts have maturity dates ranging from July 2006 to December 2009. The table presents the carrying amounts and fair values at June 30, 2006:

	Expected Maturity in 2006/2007	Fair Value
Futures Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	1,095	—
Weighted Average Price Long (per 10,000 MMBtu)	$6.075	$8.051
Contract Amount ($US in Millions)	$66.522	$88.157

	Expected Maturity in 2006/2009	Fair Value
NYMEX Commodity Swap Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	2,910	—
Weighted Average Price Long (per 10,000 MMBtu)	$4.653	$8.164
Contract Amount ($US in Millions)	$135.4	$237.6

	Expected Maturity in 2006	Fair Value
Option Contracts:
Contract Volumes (10,000 MMBtu) Long/Buy	380	—
Contract Volumes (10,000 MMBtu) Short/Sell	760	—
Weighted Average Price Long (per 10,000 MMBtu)	$1.729	$1.010
Weighted Average Price Short (per 10,000 MMBtu)	$0.858	$0.884
Contract Amount ($US in Millions)	$(0.052)	$(2.850)

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
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended June 30, 2006, there have not been any changes in MCV’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, MCV’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Property Taxes
In 1997, MCV filed a property tax appeal against the City of Midland at the Michigan Tax Tribunal (“MTT”) contesting MCV’s 1997 property taxes. Subsequently, MCV filed appeals contesting its property taxes for tax years 1998 – 2006 at the MTT. A trial was held for tax years 1997 – 2000. The appeals for tax years 2001-2006 are being held in abeyance. In 2004, the MTT issued its decision in MCV’s tax appeal against the City of Midland for tax years 1997-2000 (the “MTT Decision”). The MTT Decision was appealed to the Michigan Appellate Court by the City of Midland. MCV filed a cross-appeal at the Michigan Appellate Court. On February 21, 2006, the Michigan Appellate Court upheld the MTT Decision but remanded the case to the MTT for the limited purpose of clarification of whether the MTT erroneously included tax-exempt pollution-control equipment and/or property located outside the City of Midland in its concluded true cash value. MCV management cannot predict the outcome of the remanded issues. On April 4, 2006, the City of Midland filed an Application for Leave to Appeal with the Michigan Supreme Court. MCV responded in opposition to that application. On July 31, 2006 the Michigan Supreme Court denied the City’s application. MCV management has estimated that the MTT Decision, the Appellate Court order, the Supreme Court order and the impact of Michigan law (Proposal A, which caps taxable value increases) would result in a refund to MCV for the tax years 1997 – 2005 of approximately $87.3 million, inclusive of interest as of June 30, 2006. If on the remanded issues the MTT determines there was such double taxation, MCV will be entitled to a greater refund. MCV is currently evaluating the impact of this recent action of the Michigan Supreme Court. MCV has not recognized any of the above stated estimated refunds in earnings as of June 30, 2006.
NOx Allowances
The US EPA has approved the State of Michigan’s – State Implementation Plan, which includes an interstate, NOx budget and allowance trading program administered by the US EPA beginning in 2004. Each NOx allowance permits a source to emit one ton of NOx during the seasonal control period, which is from May 1 through September 30. NOx allowances may be bought or sold and unused allowances may be “banked” for future use, with certain limitations. MCV has excess NOx allowances to sell under this program. Consumers gave notice to MCV that it believed the ownership of the NOx allowances under this program, which have not been incorporated into the RCA/RDA program, belong, at least in part, to Consumers. MCV management has concluded that Consumers has no ownership interest in these NOx allowances. Therefore, in June 2006, MCV recorded $5.3 million for NOx allowances sold in 2004 – 2006, which are not part of the RCA/RDA, to “Interest and Other Income”. MCV management does not know what, if any, further action Consumers may take on this matter.
Michigan Department of Environmental Quality Enforcement Action
On July 12, 2004, the DEQ, Air Control Division, issued MCV a “Letter of Violation” asserting that MCV violated its PTI by exceeding the carbon monoxide emission limit on the Unit 14 GTG duct burner and failing to maintain certain records in the required format.
MCV disagrees with certain of the DEQ’s assertions. On December 13, 2004, the DEQ informed MCV that it was pursuing an escalated enforcement action against MCV regarding the alleged violations of MCV’s PTI. The DEQ also stated that the alleged violations are deemed federally significant and, as such, placed MCV on the US EPA’s High Priority Violators List (“HPVL”). The DEQ issued MCV a new PTI which established higher carbon monoxide emissions limits on the five duct burners which were unavailable; thus, MCV has returned those duct burners to service. The DEQ and MCV are pursuing a settlement of the emission exceedence which will also satisfy state and federal requirements and remove MCV from the HPVL. Any such settlement may involve a fine so MCV has accrued $50,000 for this issue. At this time, MCV management cannot predict the financial impact or outcome of this issue.

Item 1A. Risk Factors
There have been no material changes to the Risk Factors as previously disclosed in MCV’s Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
MCV has no additional information required to be disclosed in a report on Form 8-K, which occurred during the second quarter of the year covered by this Form 10-Q, but not reported.
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

MIDLAND COGENERATION VENTURE LIMITED PARTNERSHIP (Registrant)
Dated: August 3, 2006	/s/Joseph L. Roberts, Jr.
Joseph L. Roberts, Jr.
President and Chief Executive Officer

Dated: August 3, 2006	/s/James M. Rajewski
James M. Rajewski
Chief Financial Officer, Vice President and Controller

Exhibit Index

Exhibit No.		Description
31.1	—	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer, Vice President and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.